Form 10-Q
period 2010-09-30
HEALTH NET INC
filed 2010-11-05
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2010 was 95,553,359 (excluding 49,452,336 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Health plan services premiums	$2,470,939	$3,166,877	$7,505,764	$9,458,911
Government contracts	860,697	758,507	2,522,095	2,349,934
Net investment income	19,466	27,691	55,955	72,444
Administrative services fees and other income	5,487	15,578	16,180	33,857
Northeast administrative services fees and other	36,863	0	146,524	0

Total revenues	3,393,452	3,968,653	10,246,518	11,915,146

EXPENSES
Health plan services (excluding depreciation and amortization)	2,134,701	2,734,984	6,509,148	8,174,802
Government contracts	814,385	716,323	2,397,673	2,232,369
General and administrative	225,929	319,451	710,403	1,006,549
Selling	59,021	83,275	174,426	246,044
Depreciation and amortization	8,659	12,689	25,788	44,437
Interest	8,150	10,264	26,795	31,349
Northeast administrative services expenses	61,878	0	215,707	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(21,457)	0	(29,628)	0
Asset impairments	0	170,570	6,000	170,570
Early debt extinguishment charge	0	0	3,532	0

Total expenses	3,291,266	4,047,556	10,039,844	11,906,120

Income (loss) from operations before income taxes	102,186	(78,903)	206,674	9,026
Income tax provision (benefit)	39,503	(12,881)	82,835	12,873

Net income (loss)	$62,683	$(66,022)	$123,839	$(3,847)

Net income (loss) per share:
Basic	$0.64	$(0.64)	$1.25	$(0.04)
Diluted	$0.64	$(0.64)	$1.24	$(0.04)
Weighted average shares outstanding:
Basic	97,349	103,873	99,087	103,832
Diluted	98,304	103,873	100,024	103,832

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$446,301	$682,803
Investments—available-for-sale (amortized cost: 2010—$1,374,391; 2009—$1,372,090)	1,420,124	1,376,142
Premiums receivable, net of allowance for doubtful accounts (2010—$6,459; 2009—$6,283)	407,467	288,719
Amounts receivable under government contracts	213,000	270,810
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	348,249	281,140
Other receivables	107,156	111,608
Deferred taxes	63,573	46,527
Other assets	207,545	187,086

Total current assets	3,213,415	3,244,835
Property and equipment, net	125,039	131,480
Goodwill	605,886	611,886
Other intangible assets, net	25,164	28,108
Deferred taxes	56,987	89,479
Investments-available-for-sale-noncurrent (amortized cost: 2010—$0; 2009—$23,626)	0	20,870
Other noncurrent assets	165,922	155,993

Total Assets	$4,192,413	$4,282,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$904,377	$951,655
Health care and other costs payable under government contracts	58,628	90,815
IBNR health care costs payable under TRICARE North contract	348,249	281,140
Unearned premiums	153,539	135,772
Loans payable and other financing arrangement	0	104,007
Accounts payable and other liabilities	379,414	366,125

Total current liabilities	1,844,207	1,929,514
Senior notes payable	398,634	398,480
Borrowings under revolving credit facility	100,000	100,000
Other noncurrent liabilities	156,098	158,874

Total Liabilities	2,498,939	2,586,868

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2010—144,990 shares; 2009—144,175)	145	154
Additional paid-in capital	1,214,253	1,190,203
Treasury common stock, at cost (2010—48,259 shares of common stock; 2009—41,020 shares of common stock)	(1,567,603)	(1,389,722)
Retained earnings	2,018,935	1,895,096
Accumulated other comprehensive income	27,744	52

Total Stockholders’ Equity	1,693,474	1,695,783

Total Liabilities and Stockholders’ Equity	$4,192,413	$4,282,651

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net income						(3,847)		(3,847)
Change in unrealized loss on investments, net of tax impact of $15,632							25,635	25,635
Defined benefit pension plans:
Prior service cost and net loss							272	272

Total comprehensive income								22,060

Exercise of stock options and vesting of restricted stock units	298		485					485
Share-based compensation expense			6,800					6,800
Tax detriment related to equity compensation plans			(4,591)					(4,591)
Repurchases of common stock				(100)	(1,535)			(1,535)

Balance as of September 30, 2009	144,051	$144	$1,184,761	(40,145)	$(1,368,854)	$1,940,253	$19,041	$1,775,345

Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						123,839		123,839
Change in unrealized gain on investments, net of tax impact of $16,942							27,495	27,495
Defined benefit pension plans:
Prior service cost and net loss							197	197

Total comprehensive income								151,531

Exercise of stock options and vesting of restricted stock units	815	(9)	1,624					1,615
Share-based compensation expense			27,977					27,977
Tax detriment related to equity compensation plans			(5,551)					(5,551)
Repurchases of common stock				(7,239)	(177,881)			(177,881)

Balance as of September 30, 2010	144,990	$145	$1,214,253	(48,259)	$(1,567,603)	$2,018,935	$27,744	$1,693,474

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$123,839	$(3,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	25,788	44,437
Share-based compensation expense	27,977	6,800
Deferred income taxes	(1,497)	(23,973)
Excess tax benefit on share-based compensation	(473)	0
Asset and investment impairment charges	6,000	182,954
Net realized gain on investments	(18,623)	(27,700)
Other changes	(16,322)	20,759
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(100,981)	(53,996)
Other current assets, receivables and noncurrent assets	(33,410)	43,799
Amounts receivable/payable under government contracts	25,623	7,935
Reserves for claims and other settlements	(47,278)	(143,202)
Accounts payable and other liabilities	66,210	40,395

Net cash provided by operating activities	56,853	94,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	908,424	1,105,065
Maturities of investments	156,201	143,403
Purchases of investments	(1,039,155)	(1,233,952)
Sales of property and equipment	19	3,847
Purchases of property and equipment	(24,998)	(17,881)
Purchase price adjustment on sale of Northeast health plans	(3,874)	0
Sales (purchases) of restricted investments and other	7,031	7,021

Net cash provided by investing activities	3,648	7,503

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	1,614	485
Excess tax benefit on share-based compensation	473	0
Repurchases of common stock	(182,319)	(1,535)
Borrowings under revolving credit facility	100,000	25,000
Repayment of borrowings under financing arrangements	(216,771)	(92,444)

Net cash used in financing activities	(297,003)	(68,494)

Net (decrease) increase in cash and cash equivalents	(236,502)	33,370
Cash and cash equivalents classified as assets held for sale	0	(238,260)
Cash and cash equivalents, beginning of year	682,803	668,201

Cash and cash equivalents, end of period	$446,301	$463,311

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$16,934	$14,748
Income taxes paid	47,758	48,381
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of deferred revenues into earnings	$38,733	$6,032
Amortization of discounts into earnings	18,547	6,032

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

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the nine months ended September 30, 2009 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 3) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members are either transitioned to legacy United products or non-renewed. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations segment (Northeast Operations) includes the operations of the businesses that are providing administrative services pursuant to the United Administrative Services Agreements, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. The Northeast Operations had approximately $50.1 million and $708.3 million in total revenues in the three months ended September 30, 2010 and 2009, respectively, which represented 1% and 18% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and $208.5 million and $2,079.6 million in total revenues in the nine months ended September 30, 2010 and 2009, respectively, which represented 2% and 17% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $7.8 million and $54.8 million for the three and nine months ended September 30, 2010, respectively, and $10.5 million and $36.9 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, we had approximately 580,000 total health plan members in the Northeast Operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. See Note 4 to our consolidated financial statements for additional information.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, trade accounts, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of trade receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $396.3 million and $468.0 million as of September 30, 2010 and December 31, 2009, respectively. As of December 31, 2009, our fixed rate borrowings included our senior notes and amortizing financing facility. In May 2010, we terminated and repaid in full our amortizing financing facility (see Note 6 for information on the termination of our amortizing financing facility). The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million as of September 30, 2010 and December 31, 2009, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. See Note 6 to our consolidated financial statements for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the only customer of our Government Contracts segment (Government Contracts), with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment (Western Region Operations) as a result of contracts with the Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation) after tax on investments available-for-sale, and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Investments:
Unrealized gains (losses) on investments available-for-sale as of July 1 and January 1	$17.2	$(2.5)	$1.0	$(7.3)
Net change in unrealized gains on investments available-for-sale	16.3	28.9	39.7	43.7
Reclassification of unrealized gains to earnings	(5.0)	(8.0)	(12.2)	(18.0)

Unrealized gains on investments available-for-sale as of September 30	28.5	18.4	28.5	18.4

Defined benefit pension plans:
Prior service cost and net loss amortization as of July 1 and January 1	(0.8)	0.6	(0.9)	0.4
Net change in prior service cost and net loss amortization	0.1	0.1	0.2	0.3

Prior service cost and net loss amortization as of September 30	(0.7)	0.7	(0.7)	0.7

Accumulated other comprehensive income	$27.8	$19.1	$27.8	$19.1

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the three and nine months ended September 30, 2010, these amounted to 955,000 and 937,000 shares, respectively, which included 464,000 and 482,000 common stock equivalents from dilutive RSUs, respectively. For the three months ended September 30, 2009, 559,000 shares of common stock equivalents, including 511,000 RSU equivalents, were excluded from the computation of loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2009, 509,000, shares of common stock equivalents, including 458,000 RSU equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.

During the three and nine months ended September 30, 2010, options to purchase an aggregate of 2,595,000 and 2,615,000 shares of common stock, respectively, were considered antidilutive and were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock for the respective period. Outstanding options expire at various times through April 2019.

We completed our $700 million stock repurchase program (the Completed Stock Repurchase Program) in February 2010. On March 18, 2010, our Board of Directors authorized a new $300 million stock repurchase program (the New Stock Repurchase Program). The remaining authorization under our New Stock Repurchase Program as of September 30, 2010 was $208.7 million. See Note 5 for more information regarding these stock repurchase programs.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations	Total
	(Dollars in millions)
Balance as of December 31, 2009	$605.9	$6.0	$611.9
Impairment related to Northeast Operations	0	(6.0)	(6.0)

Balance as of September 30, 2010	$605.9	$0	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Sold	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2010:
Provider networks	$40.5	$(32.3)	$0	$0	$8.2	19.4
Customer relationships and other	29.5	(12.5)	0	0	17.0	11.1

	$70.0	$(44.8)	$0	$0	$25.2

As of December 31, 2009:
Provider networks	$40.5	$(31.5)	$0	$0	$9.0	19.4
Employer groups	76.8	(24.3)	(46.2)	(6.3)	0	0
Customer relationships and other	29.5	(10.4)	0	0	19.1	11.1
Trade name	3.2	(3.2)	0	0	0	1.5
Covenant not-to-compete	2.2	(2.2)	0	0	0	2.0

	$152.2	$(71.6)	$(46.2)	$(6.3)	$28.1

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2010 for our Western Region Operations and Northeast Operations reporting units. As a result, we recorded an impairment of $6 million related to the goodwill for our Northeast Operations in the three months ended June 30, 2010. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment.

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

In connection with the then pending Northeast Sale, we previously assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we were required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result, in the three months ended September 30, 2009, we recorded $170.6 million in total asset impairments, including goodwill impairment of $137.0 million, impairments of other intangible assets of $6.0 million and impairments of property and equipment of $27.6 million.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

Year	Amount
2010	$3.8
2011	3.5
2012	3.4
2013	3.4
2014	2.8

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2010 and December 31, 2009, the restricted cash and cash equivalents balances totaled $2.9 million and $5.6 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.2 million and $9.9 million as of September 30, 2010 and December 31, 2009, respectively, and are included in investments available-for-sale.

Interest Rate Swap Contracts

On May 26, 2010, in connection with the termination of our amortizing financing facility (Note 6), we terminated the interest rate swap agreement we entered into in 2007 (2007 Swap). Under the 2007 Swap, we paid an amount equal to the London Interbank Offered Rate, or LIBOR, times a notional principal amount and received in return an amount equal to 4.294% times the same notional principal amount. We recognized a pretax loss of $5.4 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2007 Swap, which is included in our administrative services fees and other income for that period.

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

Subsequent Accounting for the Northeast Sale

We are required to continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect for approximately two years following the December 11, 2009 closing date of the transaction. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognize the revenue that we earn from providing these administrative services in the period these services are provided, and we report such revenue in the line item, Northeast administrative services fees, in our consolidated statements of operations. Also included in the Northeast administrative services fees is the amortization of the value of services to be provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue is being amortized and recorded as Northeast administrative services fees using a level of effort approach. During the three and nine months ended September 30, 2010, $9.6 million and $36.7 million, respectively, were amortized from deferred revenue and recorded as Northeast administrative services fees. In addition, we are entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ending December 31, 2010 (subject to a cap of $10 million of profit or loss). As of September 30, 2010, we have accrued $8.7 million in connection with 50% of the profits associated with the Acquired Companies’ Medicare business. As part of the Northeast Sale, we retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date of the transaction and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, the Northeast administrative services fees include a Quarterly Net Payment (QNP) to be paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represents the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We report expenses we incur in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United is required to pay us additional consideration as the members of the Acquired Companies transition to other United products to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewal). In connection with contingent membership renewals, we recorded $21.5 million and $29.6 million in the three and nine months ended September 30, 2010, respectively, as an adjustment to the loss on sale of the Northeast health plan subsidiaries. As of September 30, 2010, $21.5 million was due from United in connection with contingent membership renewals.

Award of New TRICARE Contract

We are currently the managed care contractor for the Department of Defense’s TRICARE program in the North Region. On May 13, 2010, we were awarded the new Managed Care Support Contract (T-3) for the TRICARE North Region. The transition-in period for the T-3 contract commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. We are currently evaluating the T-3 contract’s expected impact on our consolidated results of operations and financial condition in 2011 and the related accounting and reporting requirements.

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

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2010
Revenues from external sources	$2,482.7	$860.7	$50.1	$0	$3,393.5
Intersegment revenues	17.9	0	0	(17.9)	0
Segment pretax income (loss)	71.4	47.2	(7.8)	(8.6)	102.2
Segment assets	$3,457.0	$550.7	$184.7	$0	$4,192.4

Three Months Ended September 30, 2009
Revenues from external sources	$2,501.9	$758.5	$708.3	$0	$3,968.7
Intersegment revenues	15.7	0.1	0.1	(15.9)	0
Segment pretax income (loss)	78.9	42.2	(10.5)	(189.5)	(78.9)
Segment assets	$3,500.3	$516.5	$877.1	$0	$4,893.9

Nine Months Ended September 30, 2010
Revenues from external sources	$7,521.4	$2,522.1	$208.5	$(5.5)	$10,246.5
Intersegment revenues	43.0	0	0	(43.0)	0
Segment pretax income (loss)	170.2	126.7	(54.8)	(35.4)	206.7
Segment assets	$3,457.0	$550.7	$184.7	$0	$4,192.4

Nine Months Ended September 30, 2009
Revenues from external sources	$7,485.6	$2,349.9	$2,079.6	$0	$11,915.1
Intersegment revenues	36.2	0.3	0.2	(36.7)	0
Segment pretax income (loss)	180.2	117.6	(36.9)	(251.9)	9.0
Segment assets	$3,500.3	$516.5	$877.1	$0	$4,893.9

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Commercial premium revenue	$1,415.4	$1,424.2	$4,238.6	$4,320.2
Medicare premium revenue	732.7	759.1	2,290.4	2,309.3
Medicaid premium revenue	309.8	283.7	915.6	785.6

Total Western Region Operations Health Plan Services premiums	2,457.9	2,467.0	7,444.6	7,415.1

Total Northeast Operations Health Plan Services premiums	13.0	699.9	61.2	2,043.8

Total Health Plan Services premiums	$2,470.9	$3,166.9	$7,505.8	$9,458.9

A reconciliation of the total reportable segments’ measures of profit to our consolidated income from continuing operations before income taxes for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Pretax income:
Western Region Operations	$71.4	$78.9	$170.2	$180.2
Government Contracts	47.2	42.2	126.7	117.6
Northeast Operations	(7.8)	(10.5)	(54.8)	(36.9)

Total segment pretax income	110.8	110.6	242.1	260.9
Corporate/Other	(8.6)	(189.5)	(35.4)	(251.9)

Income (loss) from continuing operations before income taxes as reported	$102.2	$(78.9)	$206.7	$9.0

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

There were no investments available-for-sale-noncurrent as of September 30, 2010. We classified $20.9 million as investments available-for-sale-noncurrent as of December 31, 2009 because we do not intend to sell and we believe it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of September 30, 2010 and December 31, 2009.

As of September 30, 2010 and December 31, 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$553.1	$11.8	$(0.7)	$564.2
U.S. government and agencies	85.5	0.7	0	86.2
Obligations of states and other political subdivisions	405.3	12.8	(0.3)	417.8
Corporate debt securities	330.5	21.4	0	351.9
Other securities	0	0	0	0

	$1,374.4	$46.7	$(1.0)	$1,420.1

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$546.8	$2.1	$(4.9)	$544.0
U.S. government and agencies	128.1	0.1	(2.0)	126.2
Obligations of states and other political subdivisions	391.8	6.1	(2.6)	395.3
Corporate debt securities	305.4	6.2	(1.1)	310.5
Other securities	0	0.1	0	0.1

	$1,372.1	$14.6	$(10.6)	$1,376.1

	December 31, 2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Noncurrent:
Asset-backed securities	$23.6	$0	$(2.7)	$20.9
U.S. government and agencies	0	0	0	0
Obligations of states and other political subdivisions	0	0	0	0
Corporate debt securities	0	0	0	0
Other securities	0	0	0	0

	$23.6	$0	$(2.7)	$20.9

As of September 30, 2010, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$16.9	$17.2
Due after one year through five years	358.4	371.9
Due after five years through ten years	277.4	292.7
Due after ten years	168.6	174.1
Asset-backed securities	553.1	564.2
Other securities	0	0

Total available-for-sale	$1,374.4	$1,420.1

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2010 were $248.4 million and $908.4 million, respectively. Gross realized gains and losses totaled $7.7 million and $0, respectively, for the three months ended September 30, 2010, and $20.3 million and $1.6 million, respectively, for the nine months ended September 30, 2010. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2009 were $465.7 million and $1,105.0 million, respectively. Gross realized gains and losses totaled $12.4 million and $73,000, respectively, for the three months ended September 30, 2009, and $30.7 million and $3.0 million, respectively, for the nine months ended September 30, 2009.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$125.4	$(0.6)	$1.9	$(0.1)	$127.3	$(0.7)
U.S. government and agencies	20.1	0	0	0	20.1	0
Obligations of states and other political subdivisions	1.6	0	12.0	(0.3)	13.6	(0.3)
Corporate debt securities	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

	$147.1	$(0.6)	$13.9	$(0.4)	$161.0	$(1.0)

The following table shows the number of our individual securities included in current investments that have been in a continuous loss position at September 30, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	19	4	23
U.S. government and agencies	3	0	3
Obligations of states and other political subdivisions	2	3	5
Corporate debt securities	0	0	0
Other securities	0	0	0

	24	7	31

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$384.7	$(4.2)	$15.0	$(0.7)	$399.7	$(4.9)
U.S. government and agencies	111.2	(2.0)	0	0	111.2	(2.0)
Obligations of states and other political subdivisions	110.9	(2.2)	11.2	(0.4)	122.1	(2.6)
Corporate debt securities	110.3	(1.1)	0	0	110.3	(1.1)
Other securities	0	0	0	0	0	0

	$717.1	$(9.5)	$26.2	$(1.1)	$743.3	$(10.6)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2009:
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)
U.S. government and agencies	0	0	0	0	0	0
Obligations of states and other political subdivisions	0	0	0	0	0	0
Corporate debt securities	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

	$0.6	$(0.1)	$20.3	$(2.6)	$20.9	$(2.7)

The above referenced investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.

The investments listed above are investment grade securities with an average rating of “AA” and “Aa2” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position.

5.    STOCK REPURCHASE PROGRAM

We completed the Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program pursuant to which a total of $300 million of our common stock can be repurchased. During the three and nine months ended September 30, 2010, we repurchased 722,900 shares and 3,675,751 shares, respectively, of our common stock for aggregate consideration of approximately $19.4 million and $91.3 million, respectively, under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of September 30, 2010 was $208.7 million.

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

As of September 30, 2010, we had repurchased a cumulative aggregate of 44,418,630 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $32.67 per share for aggregate consideration of $1,451.1 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases.

6.    FINANCING ARRANGEMENTS

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, during the three months ended June 30, 2010, we recorded a $3.5 million pretax early debt extinguishment charge, which includes $7.7 million of unamortized imputed discount, an offsetting $7.7 million of unamortized deferred participation fee, a $3.0 million call premium and a $0.5 million write-off of remaining debt issuance costs. We also recognized a pretax loss of $5.4 million for the termination and settlement of the 2007 Swap (see Note 2), which is included in our administrative services fees and other income for the nine months ended September 30, 2010. We paid a total of $116.8 million, including the $3.0 million call premium, to retire the total outstanding debt. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay the amortizing financing facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2010, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.6 million and $398.5 million as of September 30, 2010 and December 31, 2009, respectively.

Revolving Credit Facility

On June 25, 2007, we entered into a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. We entered into an amendment to the credit facility on April 29, 2008, which was administrative in nature. As of September 30, 2010, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $484.1 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2010 and December 31, 2009, we had outstanding letters of credit for $315.9 million and $321.3 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $484.1 million and $478.7 million, respectively. As of September 30, 2010 and December 31, 2009, no amounts had been drawn on any of these letters of credit.

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
As of September 30, 2010
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$486.4	$0	$0	$486.4
Commercial mortgage-backed securities	0	60.8	0	0	60.8
Other asset-backed securities	0	17.0	0	0	17.0
U.S. government and agencies:
U.S. Treasury securities	25.0	0	0	0	25.0
U.S. Agency securities	0	61.2	0	0	61.2
Obligations of states and other political subdivisions	0	407.9	0	9.9	417.8
Corporate debt securities	0	351.9	0	0	351.9
Other securities	0	0	0	0	0

Total assets at fair value	$25.0	$1,385.2	$0	$9.9	$1,420.1

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
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

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2010 and 2009. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets that are fair valued on a recurring basis for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance on July 1 and January 1	$10.0	$10.2	$10.0	$10.2
Total gains and losses
Realized in net income	0	0	0	0
Unrealized in accumulated other comprehensive income	0	0	0	0
Purchases, sales, issuances and settlements	(0.1)	(0.2)	(0.1)	(0.2)
Transfers into (out of) Level 3	0	0	0	0

Ending balance	$9.9	$10.0	$9.9	$10.0

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0	$0	$0

We had no financial assets or liabilities that are fair valued on a non-recurring basis during the three months ended September 30, 2010.

The following table presents information about financial assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Loss
As of September 30, 2010
Goodwill—Northeast Operations	$0	$0	$0	$(6.0)

The changes in the balances of Level 3 financial assets that are fair valued on a non-recurring basis for the nine months ended September 30, 2010 were as follows (dollars in millions):

Nine Months Ended September 30, 2010
Beginning Northeast Operations’ goodwill balance on January 1	$6.0
Impairment related to Northeast Operations	(6.0)

Ending Northeast Operations’ goodwill balance	$0

See Note 2 for a discussion on the goodwill valuation and the impairment of the Northeast Operations’ goodwill.

From time to time and on a nonrecurring basis, we are also required to measure and record certain other assets and liabilities at fair value. We assessed the recoverability of certain long-lived assets held and used, including all the long-lived assets held and used in the Northeast Operations reporting unit. We used an undiscounted cash flow approach to determine whether the long-lived assets were impaired. Based on our initial assessment, we concluded that certain long-lived assets were impaired. In all cases, we concluded that there was no market for these long-lived assets. We also concluded that we would not recover these assets through our operations, and that we had no alternative plans for these long-lived assets. The carrying amount of these long-lived assets was $27.6 million. We impaired these assets to zero value and recorded a charge of $27.6 million to our earnings for the three and nine months ended September 30, 2009.

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

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also subject to periodic reviews and audits by various regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims and the assessment of regulatory fines or penalties. From time to time, we receive subpoenas and other requests for information from such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, premium rate increases, utilization management, appeal and grievance processing, information privacy, rescission of insurance coverage and claims payment practices.

In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to the insurance industry in general, such as claims relating to reinsurance agreements, information security breaches, rescission of coverage and other types of insurance coverage obligations.

We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in these or any other legal and/or regulatory proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period. However, management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us, after consideration of applicable reserves and potentially available insurance coverage benefits, should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

In 2007, in connection with a settlement agreement on a class action litigation, we established a reserve of $40 million to compensate certain eligible class members who can prove that they paid out of pocket costs for certain out of network claims or who have received balance bills for such services. In June 2010, based on updated information and developments during the second quarter of 2010, we reduced the settlement reserve to $26 million. This increased net income per diluted share by $0.08 for the three months ended June 30, 2010. Given the complexity and scope of the settlement, it is possible that the reserve amount may be further adjusted in the future.

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

Effective upon the closing date of the Northeast Sale (see Notes 1, 2 and 3), in accordance with the consolidation rules in effect as of December 31, 2009, we determined that the Acquired Companies were variable interest entities of which we were not the primary beneficiary and we did not hold a controlling financial interest in those companies. Accordingly, we deconsolidated the Acquired Companies as of December 31, 2009. We re-evaluated the consolidation of these variable interest entities upon adoption of the new accounting rules and have determined that we are not the primary beneficiary and we do not hold a controlling financial interest in those companies. Accordingly, these variable interest entities continued to be deconsolidated from our financial results as of June 30, 2010. We noted no reconsideration events during the three months ended September 30, 2010; accordingly, the Acquired Companies continue to be deconsolidated from our financial results as of September 30, 2010. Factors considered in determining deconsolidation include our loss of effective control over the Acquired Companies given their sale and our concurrent entry into the United Administrative Service

Agreements, which provided United the power to direct significant activities of the Acquired Companies. Also, both the Company and United share in the exposure from obligations to absorb losses, however, United is the primary obligor of these obligations. We retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. As part of the transaction, we have provided a guarantee to United to perform under the provisions of the United Administrative Service Agreements and have entered into a covenant-not-to-compete.

The total revenues were $449.5 million and $682.0 million and net losses were $25.1 million and $55.5 million related to the Acquired Companies for the three months ended September 30, 2010 and 2009, respectively. The total revenues were $1,702.6 million and $2,003.6 million and net losses were $81.0 million and $77.3 million related to the Acquired Companies for the nine months ended September 30, 2010 and 2009, respectively. There are no assets or liabilities from these variable interest entities recorded on our consolidated financial statements as of September 30, 2010 or December 31, 2009, except for the net balances due from the purchaser of $13.6 million, as of September 30, 2010.

In conjunction with our entrance into the amortizing financing facility (see Note 6), we formed certain entities for the purpose of facilitating the financing facility. We act as managing general partner, sole member or sole shareholder of these entities, as the case may be, and the non-U.S. lender acted as a limited partner of one of these entities until we terminated our amortizing financing facility in May 2010 (see Note 6). These entities are primarily funded with the initial financing from the non-U.S. lender of $175 million and inter-company borrowings that totaled $1.2 billion as of September 30, 2010. The inter-company borrowings are fully eliminated in our consolidated financial statements. The entities’ net obligation is not required to be collateralized. We had consolidated these variable interest entities as of December 31, 2009, and we had continued to consolidate these entities upon the adoption of the new consolidation rules since we are their primary beneficiary and we held a controlling financial interest. Factors considered in determining to consolidate include the Company’s effective control over the entities, given our power to direct significant activities of the entities as a managing general partner. Also, though both the Company and the limited partner had exposure to obligations to absorb losses/residual return, the Company had a more significant exposure from the risk of loss/residual return.

When we terminated our amortizing financing facility and fully repaid the outstanding balance in May 2010, we determined that this constituted a reconsideration event and re-evaluated the VIE status of these entities. Due to our termination of our amortizing financing facility, we have repaid the outstanding balance in full and own 100% of the controlling financial interest of these entities as of September 30, 2010. Accordingly, we continue to be their primary beneficiary and have consolidated these entities with our financial results as of September 30, 2010.

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

OVERVIEW

General

We are an integrated managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. We are among the nation’s largest publicly traded managed health care companies. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, TRICARE and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (MHN), provides behavioral health, substance abuse and employee assistance programs to approximately 5.4 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

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

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, primarily in Arizona, California and Oregon as well as the operations of our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon. We have approximately 2.9 million medical members (including Medicare Part D members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the Department of Defense or DoD) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (MHS) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only, or ASO. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region. The transition-in period for the T-3 contract commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. We are currently evaluating the new contract’s expected impact on our consolidated results of operations and financial condition in 2011 and the related accounting and reporting requirements.

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

Health Care Reform Legislation

During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which will result in significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical care ratio, new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation become effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective this year, but enforcement was postponed until July 1, 2011. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical care ratios and require premium rate review. We could also face additional competition, as competitors seize on opportunities to expand their business as a result of the new legislation though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years, including, for example, regulation necessary to determine the methodology of calculating minimum medical care ratios. In October 2010, the National Association of Insurance Commissioners (NAIC) finalized its recommended methodology for calculating the medical loss ratio as required by the Patient Protection and Affordable Care Act. The NAIC’s model language was delivered to the U.S. Department of Health and Human Services for final approval. New guidance on certain other parts of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections), but we are still awaiting further guidance on a number of key topics such as rate review, essential benefits, the application of the health insurer fee, and federal criteria for participation in state-based exchanges, among others.

Though the federal government has issued Interim Final Rules, there remains considerable uncertainty around the ultimate requirements of the legislation, as the Interim Final Rules are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the Interim Final Rules. Various health insurance reform proposals are also emerging at the state level. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain. Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the new legislation will impact our business. As a result, although we continue to evaluate the impacts of the new legislation, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potentially new laws and regulations, state regulators are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premiums increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share)
REVENUES
Health plan services premiums	$2,470,939	$3,166,877	$7,505,764	$9,458,911
Government contracts	860,697	758,507	2,522,095	2,349,934
Net investment income	19,466	27,691	55,955	72,444
Administrative services fees and other income	5,487	15,578	16,180	33,857
Northeast administrative services fees and other	36,863	0	146,524	0

Total revenues	3,393,452	3,968,653	10,246,518	11,915,146

EXPENSES
Health plan services (excluding depreciation and amortization)	2,134,701	2,734,984	6,509,148	8,174,802
Government contracts	814,385	716,323	2,397,673	2,232,369
General and administrative	225,929	319,451	710,403	1,006,549
Selling	59,021	83,275	174,426	246,044
Depreciation and amortization	8,659	12,689	25,788	44,437
Interest	8,150	10,264	26,795	31,349
Northeast administrative services expenses	61,878	0	215,707	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(21,457)	0	(29,628)	0
Asset impairments	0	170,570	6,000	170,570
Early debt extinguishment charge	0	0	3,532	0

Total expenses	3,291,266	4,047,556	10,039,844	11,906,120

Income (loss) from operations before income taxes	102,186	(78,903)	206,674	9,026
Income tax provision (benefit)	39,503	(12,881)	82,835	12,873

Net income (loss)	$62,683	$(66,022)	$123,839	$(3,847)

Net income (loss) per share:
Basic	$0.64	$(0.64)	$1.25	$(0.04)
Diluted	$0.64	$(0.64)	$1.24	$(0.04)

For the three and nine months ended September 30, 2010, we reported net income of $62.7 million or $0.64 per diluted share and $123.8 million or $1.24 per diluted share, respectively, as compared to net loss of $66.0 million, or negative $0.64 per diluted share and net loss of $3.8 million or negative $0.04 per diluted share, respectively, for the same periods in 2009. Pretax margin was 3.0 percent and 2.0 percent for the three and nine months ended September 30, 2010, respectively, compared to negative 2.0 percent and 0.1 percent for the same periods in 2009. Our consolidated results of operations for the three and nine months ended September 30, 2010 were impacted by the Northeast Sale. See Note 1 to our consolidated financial statements for more information on the Northeast Sale. The Northeast Operations had a combined pretax loss of $7.8 million and $54.8 million for the three and nine months ended September 30, 2010, respectively, compared to a pretax loss of $10.5 million and $36.9 million for the three and nine months ended September 30, 2009, respectively, reflecting the ongoing run-out and wind-down of the Northeast Operations.

Our total revenues decreased 14.5 percent in the three months ended September 30, 2010 to $3.4 billion from $4.0 billion in the same period in 2009 and decreased 14.0 percent in the nine months ended September 30, 2010 to $10.2 billion from $11.9 billion in the same period in 2009. Health plan services premium revenues decreased by approximately 22.0 percent to $2.5 billion and by approximately 20.6 percent to $7.5 billion in the three and nine months ended September 30, 2010, respectively, compared with $3.2 billion and $9.5 billion in the three and nine months ended September 30, 2009, respectively. Health plan services expenses decreased from $2.7 billion and $8.2 billion in the three and nine months ended September 30, 2009, respectively, to $2.1 billion and $6.5 billion in the three and nine months ended September 30, 2010, respectively. Investment income decreased to $19.5 million and $56.0 million in the three and nine months ended September 30, 2010, respectively, compared with $27.7 million and $72.4 million in the three and nine months ended September 30, 2009, respectively. All of these decreases were primarily due to the Northeast Sale.

Our operating results for the three months ended September 30, 2010 include $8.6 million in pretax costs related to our operations strategy. Our operating results for the nine months ended September 30, 2010 include $48.0 million in pretax costs related to our operations strategy, legal and regulatory expenses, and our corporate overhead cost reduction efforts resulting from the Northeast Sale and $9.0 million in expenses to retire our short-term debt offset by a $21.6 million non-cash benefit to health plan expenses from a litigation reserve true-up.

Our operating results for the three and nine months ended September 30, 2009 included a $170.6 million pretax asset impairment charge as a result of our entrance into a Stock Purchase Agreement with United to sell our Northeast business, $22.1 million and $88.9 million, respectively, in pretax costs for our operations strategy reduced by $3.2 million and $7.6 million, respectively, of benefits from litigation reserve true-ups. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

Days claims payable for the third quarter of 2010 was 39.0 days compared with 40.2 days in the third quarter of 2009. On an adjusted basis (adjusting for divested businesses, capitation, provider and other claim settlements and Medicare Part D), days claims payable in the third quarter of 2010 was 53.6 days compared with 53.7 days in the third quarter of 2009. The decline in days claims payable was due to lower reserves for claims and other settlements partially offset by lower health care costs for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

We believe that adjusted days claims payable, a non-GAAP financial measure, provides useful information to investors because the adjusted days claims payable calculation excludes amounts related to divested businesses and health care expenses for which no or minimal reserves are maintained. Therefore adjusted days claims payable may present a more accurate reflection of days claims payable calculated from claims-based reserves than does days claims payable, which includes such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. The following table provides a reconciliation of the differences between adjusted days claims payable and days claims payable, the most directly comparable financial measure calculated and presented in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$904.4	$1,194.9
Less: Reserve for Claims and Other Settlements for Divested Businesses	0	(233.6)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(130.0)	(159.2)

(2) Reserve for Claims and Other Settlements—Adjusted	$774.4	$802.1

(3) Health Plan Services Cost	$2,134.7	$2,735.0
Less: Health Plan Services Cost for Divested Businesses	0	(570.1)
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(804.4)	(791.3)

(4) Health Plan Services Cost—Adjusted	$1,330.3	$1,373.6

(5) Number of Days in Period	92	92
= (1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	39.0	40.2
= (2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	53.6	53.7

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in millions)
Income tax expense (benefit)	$39.5	$(12.9)	$82.8	$12.9
Effective income tax rate	38.7%	16.3%	40.1%	142.6%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2010 due primarily to state income taxes, tax-exempt investment income, and transaction-related costs. The effective income tax rate differs from the statutory tax rate of 35% for the three and nine months ended September 30, 2009 due primarily to state income taxes, tax-exempt investment income, nondeductible goodwill impairments, and adjustments to the carrying value of assets held for sale related to the Northeast Sale.

Nondeductible impairments of goodwill and the adjustment to carrying values of assets held for sale were responsible for the significant variation in the tax rates for the three months and nine months ended September 30, 2009 relative to the tax rates for the same periods in 2010. For the three months ended September 30, 2009, the effect was a reduction in the tax benefit rate. For the nine months ended September 30, 2009, the effect was an increase in the year-to-date tax provision rate.

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

Membership (in thousands)

	September 30, 2010	September 30, 2009	Increase/ (Decrease)	% Change
California
Large Group	844	888	(44)	(5.0)%
Small Group and Individual	351	365	(14)	(3.8)%

Commercial Risk	1,195	1,253	(58)	(4.6)%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,195	1,258	(63)	(5.0)%
Medicare Advantage	133	136	(3)	(2.2)%
Medi-Cal/Medicaid	896	841	55	6.5%

Total California	2,224	2,235	(11)	(0.5)%

Arizona
Large Group	53	59	(6)	(10.2)%
Small Group and Individual	39	38	1	2.6%

Commercial Risk	92	97	(5)	(5.2)%
Medicare Advantage	49	65	(16)	(24.6)%

Total Arizona	141	162	(21)	(13.0)%

Oregon
Large Group	52	78	(26)	(33.3)%
Small Group and Individual	46	47	(1)	(2.1)%

Commercial Risk	98	125	(27)	(21.6)%
Medicare Advantage	39	24	15	62.5%

Total Oregon	137	149	(12)	(8.1)%

Total Health Plan Enrollment
Large Group	949	1,025	(76)	(7.4)%
Small Group and Individual	436	450	(14)	(3.1)%

Commercial Risk	1,385	1,475	(90)	(6.1)%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,385	1,480	(95)	(6.4)%
Medicare Advantage	221	225	(4)	(1.8)%
Medi-Cal/Medicaid	896	841	55	6.5%

	2,502	2,546	(44)	(1.7)%

Medicare PDP (stand-alone)	432	466	(34)	(7.3)%

Total Western Region Operations enrollment at September 30, 2010 was approximately 2.5 million members, a decrease of approximately 1.7 percent compared with enrollment at September 30, 2009. Total enrollment in our California health plan decreased less than 1 percent from September 30, 2009 to September 30, 2010.

Western Region Operations commercial enrollment declined by 6.4 percent from September 30, 2009 to 1.4 million members on September 30, 2010. Enrollment in our small group and individual segment in the Western Region Operations decreased by approximately 3.1 percent, from 450,000 at September 30, 2009 to 436,000 at September 30, 2010, consistent with the overall weak economy in our Western commercial markets. Partially offsetting the decrease in membership from the weak economy was an 11.2 percent increase, or 30,000 new members, in our efficient-network products from September 30, 2009 to September 30, 2010. As of September 30, 2010, efficient-network products accounted for 22 percent of our Western Region Operations commercial enrollment compared with 19 percent at September 30, 2009.

Enrollment in our Medicare Advantage plans in the Western Region Operations at September 30, 2010 was 221,000 members, a decrease of 1.8 percent compared with September 30, 2009. The decline in Medicare Advantage membership was due to a loss of 16,000 members in Arizona and 3,000 members in California, partially offset by a gain of 15,000 members in Oregon. Membership in our Medicare PDP plans was 432,000 at the end of the third quarter of 2010, a 7.3 percent decrease compared with the end of the third quarter of 2009. This decline in Medicare PDP membership was primarily driven by changes in our termination policy for nonpayment of member premiums. Our Medicare Part D plans were offered in 49 states and the District of Columbia in the third quarter of 2010 and were offered in all 50 states and the District of Columbia in the third quarter of 2009.

Medicaid enrollment in California on September 30, 2010, increased by 55,000 members, or 6.5 percent, from September 30, 2009 to 896,000 members. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to economic conditions.

Western Region Operations Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share and PMPM data)
Health plan services premiums	$2,457,977	$2,467,023	$7,444,617	$7,415,074
Net investment income	19,240	21,182	55,141	43,334
Administrative services fees and other income	5,487	13,662	21,594	27,209

Total revenues	2,482,704	2,501,867	7,521,352	7,485,617
Health plan services	2,122,005	2,143,481	6,476,062	6,453,113
General and administrative	214,286	201,799	650,862	618,299
Selling	58,267	57,966	171,742	174,401
Depreciation and amortization	8,585	9,692	25,654	28,840
Interest	8,150	10,069	26,795	30,790

Total expenses	2,411,293	2,423,007	7,351,115	7,305,443

Income from operations before income taxes	71,411	78,860	170,237	180,174
Income tax provision	26,974	25,073	64,320	62,769

Net income	$44,437	$53,787	$105,917	$117,405

Basic earnings per share	$0.46	$0.52	$1.07	$1.13
Diluted earnings per share	$0.45	$0.52	$1.06	$1.13

Pretax margin	2.9%	3.2%	2.3%	2.4%
Commercial premium yield	7.2%	9.6%	8.3%	9.7%
Commercial premium PMPM (d)	$342.63	$319.71	$339.80	$313.75
Commercial health care cost trend	5.2%	8.3%	7.5%	9.6%
Commercial health care cost PMPM (d)	$295.73	$280.99	$293.32	$272.76
Commercial MCR (e)	86.3%	87.9%	86.3%	86.9%
Medicare Advantage MCR (e)	89.4%	88.4%	88.7%	87.9%
Medicare Part D MCR (e)	64.6%	65.9%	84.2%	83.8%
Health plan services MCR (a)	86.3%	86.9%	87.0%	87.0%
G&A expense ratio (b)	8.7%	8.1%	8.7%	8.3%
Selling costs ratio (c)	2.4%	2.3%	2.3%	2.4%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage or Medicare Part D health care cost divided by commercial, Medicare Advantage or Medicare Part D premium, as applicable.

Revenues

Total revenues in the Western Region Operations decreased slightly less than 1 percent to $2.5 billion for the three months ended September 30, 2010, and increased less than 1 percent to $7.5 billion for the nine months ended September 30, 2010, compared to the same periods in 2009. Health plan services premiums revenues in the Western Region Operations decreased less than 1 percent to $2.5 billion for the three months ended September 30, 2010 and increased less than 1 percent to $7.4 billion for the nine months ended September 30, 2010, compared to the same periods in 2009.

Investment income in the Western Region Operations decreased to $19.2 million for the three months ended September 30, 2010 from $21.2 million for the same period in 2009 due to a lower interest rate environment. Investment income in the Western Region Operations increased to $55.1 million for the nine months ended September 30, 2010 from $43.3 million for the same period in 2009 due to higher investment portfolio balances and realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $2.1 billion in each of the three months ended September 30, 2010 and 2009, and $6.5 billion in each of the nine months ended September 30, 2010 and 2009.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 7.2 percent to approximately $343 for the three months ended September 30, 2010 compared with approximately $320 in the same period of 2009, and increased by 8.3 percent to approximately $340 for the nine months ended September 30, 2010 compared with approximately $314 in the same period of 2009. These increases in premium yields were primarily driven by large groups in California, Arizona and Oregon.

Commercial health care costs PMPM in the Western Region Operations increased by 5.2 percent and 8.3 percent for the three months ended September 30, 2010 and 2009, respectively. Commercial health care costs PMPM in the Western Region Operations increased by 7.5 percent and 9.6 percent for the nine months ended September 30, 2010 and 2009, respectively. The commercial health care cost trend continued to increase for the third quarter of 2010, but at a slower rate than the third quarter of 2009, as the third quarter of 2009 was impacted by higher utilization related to the H1N1 flu and COBRA.

Medical Care Ratios

The health plan services medical care ratio (MCR) in the Western Region Operations was 86.3 percent and 87.0 percent for the three and nine months ended September 30, 2010, respectively, compared with 86.9 percent and 87.0 percent for the three and nine months ended September 30, 2009, respectively.

The Western Region Operations commercial MCR was 86.3 percent for the three and nine months ended September 30, 2010, compared with 87.9 percent and 86.9 percent for the three and nine months ended September 30, 2009, respectively. The 160 basis point reduction for the three months ended September 30, 2010 and the 60 basis point reduction for the nine months ended September 30, 2010 are primarily due to our continuing pricing discipline and more moderate health care cost increases.

The Medicare Advantage MCR in the Western Region Operations was 89.4 percent and 88.7 percent for the three and nine months ended September 30, 2010, respectively, compared with 88.4 percent and 87.9 percent for the three and nine months ended September 30, 2009, respectively. The year over year increase in the Medicare Advantage MCR is due to the increase in the health care cost trend outpacing the increase in the premium yield.

The Medicare Part D MCR was 64.6 percent for the three months ended September 30, 2010 compared with 65.9 percent for the same period in 2009. The 130 basis point reduction is consistent with our 2010 bid strategy. The Medicare Part D MCR was 84.2 percent and 83.8 percent for the nine months ended September 30, 2010 and 2009, respectively.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $214.3 million and $650.9 million for the three and nine months ended September 30, 2010, respectively, compared with $201.8 million and $618.3 million for the three and nine months ended September 30, 2009, respectively. The G&A expense ratio increased 60 basis points from 8.1 percent for the three months ended September 30, 2009 to 8.7 percent for the three months ended September 30, 2010. The G&A expense ratio increased 40 basis points from 8.3 percent for the nine months ended September 30, 2009 to 8.7 percent for the nine months ended September 30, 2010. These increases are primarily due to increases in claims and enrollment processing fees and other outsourcing costs.

Selling expense in our Western Region Operations was $58.3 million and $171.7 million for the three and nine months ended September 30, 2010, respectively, compared with $58.0 million and $174.4 million for the three and nine months ended September 30, 2009, respectively.

Interest expense was $8.2 million and $26.8 million for the three and nine months ended September 30, 2010, respectively, compared with $10.1 million and $30.8 million for the three and nine months ended September 30, 2009, respectively. The decline is due to the decrease in our total outstanding debt, including the retirement of our amortizing financing facility in May 2010. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information.

Government Contracts Reportable Segment

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of September 30, 2010, and approximately 3.0 million eligible beneficiaries as of September 30, 2009. Included in the 3.1 million eligibles as of September 30, 2010 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of September 30, 2010 and 2009, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

Our TRICARE North Region contract was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March 2010, we were notified that the TMA exercised its options to extend the TRICARE North Region contract for option period 7 and option period 8. The exercise of these option periods extends our TRICARE North Region contract through March 31, 2011. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region, and health care delivery under the new contract is scheduled to commence on April 1, 2011.

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 18,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Government contracts revenues	$860,697	$758,507	$2,522,095	$2,349,934
Government contracts cost	813,524	716,323	2,395,426	2,232,369

Income from operations before income taxes	47,173	42,184	126,669	117,565
Income tax provision	19,332	17,351	51,877	48,442

Net income	$27,841	$24,833	$74,792	$69,123

Basic earnings per share	$0.29	$0.24	$0.75	$0.67
Diluted earnings per share	$0.29	$0.24	$0.75	$0.66
Government contracts cost ratio	94.5%	94.4%	95.0%	95.0%

Government contracts revenues increased by $102.2 million, or 13.5 percent, for the three months ended September 30, 2010 and by $172.2 million, or 7.3 percent, for the nine months ended September 30, 2010 as compared to the same periods in 2009. These increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract and growth in the family counseling business with the DoD. The Government Contracts cost ratio was 94.5 percent and 95.0 percent for the three and nine months ended September 30, 2010, respectively, compared with 94.4 percent and 95.0 percent for the three and nine months ended September 30, 2009, respectively.

Northeast Operations Reportable Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Health plan services premiums	$12,962	$699,854	$61,147	$2,043,837
Net investment income	226	6,509	814	29,110
Administrative services fees and other income	0	1,916	46	6,648
Northeast administrative services fees and other	36,863	0	146,524	0

Total revenues	50,051	708,279	208,531	2,079,595
Health plan services	12,696	592,067	54,719	1,726,488
General and administrative	3,872	98,157	13,716	302,176
Selling	754	25,309	2,684	71,643
Depreciation and amortization	74	2,997	134	15,597
Interest	0	195	0	559
Northeast administrative services expenses	61,878	0	215,707	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(21,457)	0	(29,628)	0
Asset impairment	0	0	6,000	0

Total expenses	57,817	718,725	263,332	2,116,463

Loss from operations before income taxes	(7,766)	(10,446)	(54,801)	(36,868)
Income tax (benefit)	(3,090)	(1,414)	(19,426)	(12,953)

Net loss	$(4,676)	$(9,032)	$(35,375)	$(23,915)

Basic loss per share	$(0.05)	$(0.09)	$(0.36)	$(0.23)
Diluted loss per share	$(0.05)	$(0.09)	$(0.36)	$(0.23)
Basic weighted average shares outstanding	97,379	103,873	99,087	103,832
Diluted weighted average shares outstanding	97,379	103,873	99,087	103,832

The Northeast Operations had approximately $50.1 million and $708.3 million in total revenues in the three months ended September 30, 2010 and 2009, respectively, which represent 1 percent and 18 percent of our total revenues for the three months ended September 30, 2010 and 2009, respectively. The Northeast Operations had approximately $208.5 million and $2,079.6 million in total revenues in the nine months ended September 30, 2010 and 2009, respectively, which represent 2 percent and 17 percent of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $7.8 million and $54.8 million for the three and nine months ended September 30, 2010, respectively, and $10.5 million and $36.9 million for the three and nine months ended September 30, 2009, respectively. Our operating results for the nine months ended September 30, 2010 were impacted by a $6.0 million goodwill impairment reduced by a $29.6 million adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the goodwill impairment and the adjustment to loss on sale of our Northeast health plan subsidiaries.

The Northeast Operations had $13.0 million and $61.2 million of health plan services premiums and $12.7 million and $54.7 million of health plan services costs for the three and nine months ended September 30, 2010, respectively. We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until they are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to remain in effect through 2011. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $36.9 million and $61.9 million for the three months ended September 30, 2010, respectively, and $146.5 million and $215.7 million for the nine months ended September 30, 2010, respectively, and they are shown separately in the accompanying consolidated statements of operations.

Corporate/Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Charges included in health plan services costs	$0	$(564)	$(21,633)	$(4,799)
Charges included in government contract costs	861	0	2,247	0
Charges included in G&A	7,771	19,495	45,825	86,074
Early debt extinguishment charge and related interest rate swap termination	0	0	8,992	0
Asset impairment	0	170,570	0	170,570

Loss from operations before income taxes	(8,632)	(189,501)	(35,431)	(251,845)
Income tax benefit	(3,713)	(53,891)	(13,936)	(85,385)

Net loss	$(4,919)	$(135,610)	$(21,495)	$(166,460)

Basic loss per share	$(0.05)	$(1.31)	$(0.22)	$(1.60)
Diluted loss per share	$(0.05)	$(1.31)	$(0.22)	$(1.60)

Our operating results for the three months ended September 30, 2010 were impacted by $8.6 million in pretax costs related to our operations strategy and other cost management initiatives. Our operating results for the nine months ended September 30, 2010 were impacted by $48.0 million in pretax costs related to our operations strategy and other cost management initiatives, $9.0 million in early debt extinguishment and related interest rate swap termination costs reduced by a $21.6 million benefit from a litigation reserve true-up. See Note 8 for more information regarding the litigation reserve true-up. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information regarding the early debt extinguishment charge.

Our operating results for the three and nine months ended September 30, 2009 included $18.9 million and $81.3 million, respectively, in pretax costs relating to our operations strategy and reductions from litigation reserve true-ups. In the third quarter of 2009, we recorded a $170.6 million pretax asset impairment charge as a result of entering into the Stock Purchase Agreement with United. See Note 1 to our consolidated financial statements for more information on the Northeast Sale and see Note 2 for more information regarding the impairments of goodwill and other assets. These costs are excluded from our measurement of reportable segment operating performance since they are not managed within our reportable segments and are excluded from the segment results reviewed by our chief operating decision maker.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities and/or coupons, or otherwise access capital markets for liquidity needs, which could adversely affect our financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of September 30, 2010, the fair value of the investment securities available-for-sale was $1.4 billion. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipals bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment portfolio includes $564.2 million, or 39.7% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $9.9 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At September 30, 2010, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $1.0 million as of September 30, 2010, and $13.3 million as of December 31, 2009. Included in the gross unrealized losses as of December 31, 2009 are $2.7 million related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three and nine months ended September 30, 2010.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from our TRICARE contract for the North Region. Health care receivables related to TRICARE are best estimates of payments that are ultimately collectible or payable. The timing of collection of such receivables is impacted by government audit and negotiation and can extend for periods beyond a year. Amounts receivable under government contracts were $213.0 million and $270.8 million as of September 30, 2010 and December 31, 2009, respectively. Our cash flow from operating activities is also impacted by the timing of collections on our amounts receivable from CMS. Our receivable related to our Medicare business was $64.8 million as of September 30, 2010 and $102.7 million as of December 31, 2009. Cash flow from operating activities is additionally affected by the timing of collections on amounts receivable from state health plans. The receivable related to our California Medicaid business was $203.3 million as of September 30, 2010 and $82.2 million as of December 31, 2009.

Operating Cash Flows

Our net cash flow provided by operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 is as follows:

	September 30, 2010	September 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash provided by operating activities	$56.9	$94.4	$(37.5)

The decrease of $37.5 million in operating cash flow is primarily the result of receiving one less California Medicaid payment in the nine months ended September 30, 2010 compared to the same period in 2009 due to the California state budget impasse, partially offset by lower operations strategy-related payments. We have received all California Medicaid payments due as of November 2, 2010.

Investing Activities

Our net cash flow provided by investing activities for the nine months ended September 30, 2010 compared to the same period in 2009 is as follows:

	September 30, 2010	September 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash provided by investing activities	$3.6	$7.5	$(3.9)

Net cash provided by investing activities decreased during the nine months ended September 30, 2010, primarily due to net cash outflows related to the Northeast Sale.

Financing Activities

Our net cash flow used in financing activities for the nine months ended September 30, 2010 compared to the same period in 2009 is as follows:

	September 30, 2010	September 30, 2009	Change 2010 over 2009
	(Dollars in millions)
Net cash used in financing activities	$(297.0)	$(68.5)	$(228.5)

Net cash used in financing activities increased during the nine months ended September 30, 2010, primarily due to a $180.8 million increase in stock repurchases and a $99.3 million increase in amounts paid under the amortizing financing facility due to the termination and payoff of such facility, partially offset by a reduction in net revolver repayments of $50.0 million.

See “—Capital Structure” below for additional information regarding our share repurchases, the termination of our amortizing financing facility and our revolving credit facility.

Capital Structure

The debt-to-total capital ratio was 22.7 percent as of September 30, 2010 compared with 26.2 percent as of December 31, 2009 and 25.8 percent as of September 30, 2009. These decreases were the result of the repayment of our amortizing financing facility in May 2010. See “—Termination of Amortizing Financing Facility” below for additional information.

Share Repurchases. We completed our Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program. During the three and nine months ended September 30, 2010 we repurchased 722,900 shares and 3,675,751 shares, respectively, of our common stock for aggregate consideration of approximately $19.4 million and $91.3 million, respectively, under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of September 30, 2010 was $208.7 million.

As of September 30, 2010, we had repurchased a cumulative aggregate of 44,418,630 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $32.67 per share for aggregate consideration of $1,451.1 million. We used net free cash available, including proceeds from the Northeast Sale, to fund the share repurchases. For additional information on our Completed Stock Repurchase Program and our New Stock Repurchase Program, see Note 5 of our consolidated financial statements.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of September 30, 2010:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b) (c)
January 1—January 31	1,860,658		$25.11	$46,718,458	1,860,658	$36,009,731
February 1—February 28	1,574,703	(d)	23.37	36,793,907	1,398,137	$3,349,489
March 1—March 31	124,618	(d)	24.55	3,058,783	71,990	$298,208,500
April 1—April 30	947,024	(d)	23.00	21,777,457	874,361	$278,082,672
May 1—May 31	901,852	(d)	23.09	20,827,267	901,500	$257,263,326
June 1—June 30	1,105,292	(d)	26.42	29,205,453	1,105,000	$228,065,155
July 1—July 31	1,468	(d)	24.77	36,362	—	$228,065,155
August 1—August 31	30,305	(d)	26.07	789,965	30,000	$227,282,476
September 1—September 30	692,900		26.85	18,604,146	692,900	$208,678,330

	7,238,820	(d)	$24.56	$177,811,798	6,934,546

(a)	During the nine months ended September 30, 2010, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. Our Completed Stock Repurchase Program, which had $3.3 million in remaining repurchase authority as of February 22, 2010, was deemed to be completed with the authorization of our New Stock Repurchase Program. The Completed Stock Repurchase Program was announced in April 2002, and we announced additional repurchase authorizations under the program in August 2003, October 2006 and October 2007.
(c)	Our New Stock Repurchase Program does not have an expiration date, and our Completed Stock Repurchase Program did not have an expiration date. Accordingly, during the nine months ended September 30, 2010, we did not have any repurchase program that expired or was terminated, other than our Completed Stock Repurchase Program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2010, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of September 30, 2010, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2010, we had outstanding an aggregate of $315.9 million in letters of credit and outstanding borrowings under the revolving credit facility of $100.0 million. As a result, the maximum amount available for borrowing under the revolving credit facility was $484.1 million as of September 30, 2010, and no amount had been drawn on the letters of credit.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2010, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (RBC) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (ACL), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2010, we had sufficient capital to exceed 400% of ACL.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2010, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 2, 2010.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2009 in our Form 10-K. During the nine months ended September 30, 2010, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health plan services, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets, investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2010 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(43.0) million
1%	$(21.9) million
(1)%	$22.7 million
(2)%	$46.2 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$23.8 million
1%	$11.9 million
(1)%	$(11.9) million
(2)%	$(23.8) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition, results of operations, cash flow, liquidity or future results. The risks described in the Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, results of operations, cash flow, liquidity or future results. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in Part I, Item IA of the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.

We are currently, and may become in the future, subject to a variety of legal actions to which any corporation may be subject, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, and intellectual property and real estate related disputes. Breach of contract claims cover a wide range of issues. For example, we are currently subject to a claim by a software vendor alleging that we installed thousands of copies of its software programs onto our computers without paying license and maintenance fees. We are also currently in a contract dispute regarding our alleged failure to pay monies owed under a reinsurance provision of one of our capitation contracts. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, insufficient payments for out-of-network services and claims relating to information security breaches; claims by employer groups for return of premiums; and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought. Additionally, in periods prior to and subsequent to acquisitions, divestitures and other significant transactions, there may be attempts to bring lawsuits or other actions to block or unwind these transactions.

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

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance could not be sufficient to cover the damages awarded or settlement amounts. In addition, certain liabilities, such as punitive damages, may not be covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

We regularly evaluate litigation matters pending against us, including those described in Note 8 to our consolidated financial statements included in this report, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings which represent our best estimate of the probable loss, including related future legal costs, for such matters, both known and incurred but not reported. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of or judgment relating to the various legal proceedings to which we are or may be subject from time to time, including those described in Note 8, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

We completed the Completed Stock Repurchase Program in February 2010. On March 18, 2010, our Board of Directors authorized the New Stock Repurchase Program, pursuant to which a total of $300 million of our common stock can be repurchased. As of September 30, 2010, the remaining authorization under the New Stock Repurchase Program was $208.7 million.

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

*101

The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Statements of Operations for the three and nine months ended September 30, 2010,

(2) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (3) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009,

(4) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 3, 2010	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the three and nine months ended September 30, 2010, (2) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (3) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009, (4) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.