Form 10-K
period 2010-12-31
HEALTH NET INC
filed 2011-02-28
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was $2,351,168,202 (which represents 96,477,973 shares of Common Stock held by such non-affiliates multiplied by $24.37, the closing sales price of such stock on the New York Stock Exchange on June 30, 2010).

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2011 was 93,317,700 (excluding 52,957,736 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2010.

HEALTH NET, INC.

PART I

Item 1. Business.

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We operate and conduct our businesses through subsidiaries of Health Net, Inc. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare, (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, Department of Defense, including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 5.4 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs and offer managed health care product coordination for multi-region employers and administrative services for self-funded benefits programs. In addition, we own health and life insurance companies licensed to sell preferred provider organization (PPO), point-of-service (POS) and indemnity products, as well as auxiliary non-health products such as life and accidental death and dismemberment, dental, vision, behavioral health and disability insurance.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.

We make available free of charge on or through our Internet web site, www.healthnet.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Realtions by telephone at (818) 676-6000.

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

Western Region Operations Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans as well as the operations of our health and life insurance companies, primarily in Arizona, California, Oregon and Washington, and the operations of our behavioral health and pharmaceutical services subsidiaries in several states, including Arizona, California and Oregon. As of December 31, 2010, we had approximately 2.5 million risk members and 0.4 million Medicare stand-alone Part D members in our Western Region Operations segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to offer to employers and individuals managed health care products and services that, among other things, provide comprehensive coverage and manage health care costs. The pricing of our products is designed to reflect the varying costs of health care based on the benefit alternatives in our products. Our health plans offer members coverage for a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package, which allows members to select their desired coverage from a variety of alternatives. Our principal commercial health care products are as follows:

•

HMO Plans: Our HMO plans offer comprehensive benefits for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she may select a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services, including making referrals to participating network specialists. We offer HMO plans with differing benefit designs and varying levels of co-payments that result in different levels of premium rates. In California, participating providers are typically contracted through medical groups. In those cases, enrollees in HMO plans are generally required to secure specialty professional services from physicians in the group, as long as such services are available from group physicians.

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

We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in these products.

In California, we utilize a “capitation” fee model. Under a capitation fee model, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services. By incentivizing providers to focus on cost management, members are more likely to receive only those services that they actually need rather than extraneous services that drive up costs without any meaningfully corresponding health benefits. See “—Provider Relationships” for additional information about our capitation fee arrangements. As of December 31, 2010, more than 80% of our California membership was enrolled in capitated medical groups. In addition, a significant portion of our Medicare and Medicaid businesses are linked to capitated provider groups.

As of December 31, 2010, with respect to our Western Region Operations segment, 59% of our commercial members were covered by conventional HMO products, 39% were covered by POS and PPO products, and 2% were covered by other related products.

We believe we are well-positioned for health care reform and the continuing challenges of the current economic environment. Our strategy is to create affordable and tailored customer solutions by (i) seeking to provide product offerings that both anticipate and respond to current and emerging market demands; (ii) pursuing innovative provider relationships that effectively manage the cost of care; and (iii) building alliances with other stakeholders in the health care system to identify and implement changes to help improve the quality and accessibility of the health care system.

In 2010, we continued to focus on the development of products around high quality efficient networks. We created new, and continued to build on existing, networks and provider strategic partnerships that better coordinate care and reduce costs. For example, we continued to expand our tailored network products. These products are built on the foundation of a traditional HMO capitated network. They address the need for lower-cost product offerings in the current economic environment by providing comprehensive benefits and broad provider network capabilities with low copays. Our HMO Silver Network, a network of HMO doctors, specialists and hospitals in ten counties in California, is an example of this type of product.

Our Salud Con Health NetSM product is an example of a product that utilizes a tailored network. Salud Con Health NetSM is a suite of affordable plans targeting the Latino community in Southern California. These individual health care plans were the first-ever cross-border health care plans made available to individual consumers who purchase benefits directly from insurers. Through these products, members can access health care from doctors, specialists and hospitals both in the U.S. and in Tijuana, Mexicali, Rosarito and Tecate, Mexico.

An example of a recent collaboration with one of our existing provider groups is our new PremierCareSM HMO. With PremierCareSM, we built on our existing relationship with Sutter Health network and created a product that provides lower-cost premiums for employers when their employees access medical care through the Sutter Health system of hospitals, primary care physicians and specialists.

As of December 31, 2010, more than 30% of our California commercial capitated membership was enrolled in tailored network products.

In 2010, our small group (generally defined as employer groups with 2 to 50 employees) membership continued to grow. As of December 31, 2010, approximately 25% of our commercial risk enrollment was in small group accounts. Membership in the company’s tailored network products was approximately 23% of total commercial risk membership as of December 31, 2010, compared with 19% as of December 31, 2009. As of December 31, 2010, only 6% of our commercial risk enrollment was in individual accounts.

The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group and individual members, Medicare members, Medicaid members and Part D members as of December 31, 2010 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	949,611	(a)
Commercial—Small Group & Individual	433,180	(b)
Medicare (Medicare Advantage only)	221,620
Medicaid	900,782
Stand-alone PDP	426,587

(a)	Includes 632,807 HMO members, 176,524 POS members, 110,898 PPO members and 29,382 members in other related products.
(b)	Includes 180,667 HMO members, 41,629 POS members, 210,877 PPO members and 7 members in other related products.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2010:

Number of Employer Groups	39,315
Largest Employer Group as % of commercial enrollment	8.8%
10 largest Employer Groups as % of commercial enrollment	24.3%

Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operations—Liquidity and Capital Resources—Critical Accounting Estimates—Health Plan Services Membership” for a discussion on changes in our membership levels during 2010.

Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 97,159 as of December 31, 2010. Our Medicare membership in Arizona was 48,598 as of December 31, 2010. We did not have any Medicaid members in Arizona as of December 31, 2010.

California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), HNL and Health Net Community Solutions (“HNCS”), Inc. HN California, our California HMO, is one of the largest HMOs in California as measured by total membership and has one of the largest provider networks in California. Our commercial membership in California as of December 31, 2010 was 1,190,547. Our Medicare membership in California as of December 31, 2010 was 133,197. Our Medicaid membership in California as of December 31, 2010 was 900,782 members.

Oregon and Washington. Our Oregon health plan operations are conducted by Health Net Health Plan of Oregon, Inc. and HNL. Our commercial membership in Oregon was 95,085 as of December 31, 2010. Of these members, approximately 11% are covered under policies issued in Washington state. Our Medicare Advantage membership in Oregon and Washington was 39,825 as of December 31, 2010. We did not have any Medicaid members in Oregon as of December 31, 2010.

Medicare Products

We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage, Medicare Part D stand-alone prescription drug plans (“PDP”), and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Advantage and PDP programs authorized under Title XVIII of the Social Security Act of 1935, as amended (most recently by the Patient Protection and Affordable Care Act of 2010). Effective November 20, 2010, CMS imposed sanctions on us suspending the marketing to, and enrollment of, new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. The sanctions do not impact the enrollment status of our existing Medicare enrollees. The sanctions relate to compliance with certain Part D regulations. See “—Government Regulation—Federal Legislation and Regulation—Medicare Legislation and Regulation” and “Item 1A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for more information about these CMS sanctions.

Medicare Advantage Products

As of December 31, 2010, we were one of the nation’s largest Medicare Advantage contractors based on membership of 221,620 members. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based on the geographic area in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance.

Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 27,382 members through either individual Medicare supplement policies or employer group sponsored coverage, as of December 31, 2010.

We provide Medicare Advantage plans in select counties in Arizona, California, Oregon, and Washington. We also provide multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in Arizona and California, chronic condition Special Needs Plans (designed for beneficiaries with chronic obstructive pulmonary disease and congestive heart failure) in California, and chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure and diabetes) in Arizona. These plans provide access to additional health care and prescription drug coverage.

Medicare Part D Stand-Alone Prescription Drug Plans

We are also a major participant in the Medicare prescription drug benefit program with 426,587 members in 49 states (exclusive of New York) and the District of Columbia, as of December 31, 2010. We provide PDPs covering basic benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. Our revenues from CMS and the beneficiary are determined from our annual bids submitted to CMS. These revenues also reflect the health status of the beneficiary and risk sharing provisions. We also provide Part D drug coverage through our Medicare Advantage program and Special Needs Plans.

Medicaid and Related Products

We are one of the top ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2010, we had an aggregate of 900,782 members enrolled in Medi-Cal, California’s Medicaid program, and other California state health programs. To enroll in our California Medicaid products, an individual must be eligible for Medicaid benefits in accordance with California’s regulatory requirements. The State of California’s Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.

Medi-Cal is a public health insurance program which provides health care services for low-income individuals, and is financed by California and the federal government. As of December 31, 2010, through HNCS, we had Medi-Cal operations in ten of California’s largest counties: Los Angeles, Fresno, Kern, Orange, Riverside, Sacramento, San Bernardino, San Diego, Stanislaus and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2010, 439,758 of our Medi-Cal members resided in Los Angeles County, representing approximately 58% of our Medi-Cal membership and approximately 49% of our membership in all California state health programs. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. The renewed contract was effective April 1, 2006 and had an initial term of two years with three 24-month extension periods. On February 14, 2008, DHCS extended our contract for an initial 24-month extension period ending March 31, 2010. On March 29, 2010, the DHCS executed an amendment to extend our contract for a second 24-month extension period ending March 31, 2012.

HN California participates in the Children’s Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2010, there were 145,787 members, including 2,093 Healthy Kids members, in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and, as of November 1, 2010, range between $4 and $24 per child, up to a maximum of $72 for all children in a family enrolled in the Healthy Families Program. California receives two-thirds of the funding for the Healthy Families Program from the federal government.

Administrative Services Only Business

During 2010, we provided ASO products to commercial large employer groups in California. Under these arrangements, we provided claims processing, customer service, medical management, provider network access and other administrative services without assuming the risk for medical costs. We were generally compensated for these services on a fixed per member per month basis. Effective January 2011, we no longer provide ASO products to commercial groups.

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

Other Specialty Services and Products

We offer pharmacy benefits, behavioral health, dental and vision products and services (occasionally through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Western Region Operations segment.

Pharmacy Benefit Management. We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2010, HNPS provided integrated PBM services to approximately 2.7 million Health Net members who have pharmacy benefits, including approximately 648,000 Medicare members. In addition, pursuant to the United Administrative Services Agreements (as defined below in “—Northeast Operations Segment”) entered into as part of the Northeast Sale (as defined below in “—Northeast Operations Segment”), HNPS provided PBM services to approximately 216,000 individuals, including approximately 58,000 individuals under Medicare as of December 31, 2010. For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.” HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for Health Net members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks (directly and indirectly through a third party vendor), oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs.

HNPS provides affiliated and unaffiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support, and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing, mail order services and pharmacy network services.

Behavioral Health . We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states and is included as a standard part of most of our commercial health plans. MHN’s benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans (including the northeast health plans covered under the United Admistrative Services Agreements) and employer groups. In 2010, MHN continued to implement, administer and monitor the non-medical counseling program for the U.S. Department of Defense (“Department of Defense”) under the Military Family Counseling Services program. See “—Government Contracts Segment—Other Department of Defense Contracts” for a description of this contract. MHN also holds contracts with the U.S. Department of State (“State Department”) and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.

MHN’s products and services were provided, including pursuant to the United Administrative Services Agreements, to approximately 5.4 million individuals as of December 31, 2010, with approximately 137,000 individuals under risk-based programs, approximately 2.2 million individuals under self-funded programs and approximately 3.1 million individuals under EAPs, including those who are also covered under other MHN programs. For additional information regarding the United Administrative Services Agreements, see “—Northeast Operations Segment.” In 2010, MHN’s total revenues were $383.5 million. Of that amount, $40.6 million represented revenues from business with MHN affiliates and $342.9 million represented revenues from non-affiliate business.

Dental and Vision. We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2010, we made available to our current and prospective members in Arizona and California private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees. Vision Service Plan (VSP) serves as the underwriter and administrator for the vision services we provide to our Medi-Cal and Healthy Families vision program enrollees in California.

Government Contracts Segment

Our Government Contracts segment includes our current TRICARE contract for the North Region, our new “T-3” contract for the North Region and other health care, mental health and behavioral health government contracts that we administer for the “Department of Defense” and the U.S. Department of Veterans Affairs. Certain components of these contracts are subcontracted to unrelated third parties.

Under government-funded health programs, the government payor typically determines beneficiary fees and provider reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes that may reduce or increase the number of persons enrolled or eligible, or the revenue received by us for our administrative or health care costs. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

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

Our current TRICARE contract for the North Region is one of three regional contracts awarded by the Department of Defense in August 2003 under the TRICARE Program. We commenced providing services under the TRICARE contract for the North Region in 2004. The current TRICARE contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of each of Tennessee, Missouri and Iowa.

Under the current TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (“MHS”) eligible beneficiaries, including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. Eligible beneficiaries in the TRICARE program are able to choose from a variety of program options. They can choose to enroll in TRICARE Prime, which is similar to a conventional HMO plan, or they can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2010, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

The current TRICARE contract for the North Region includes a target cost and underwriting fee for reimbursed health care costs which is negotiated annually during the term of the contract, with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable and the collectibility is reasonably assured. As a result of changes in the estimate, during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments. We are paid within five business days for each health care claim run under the current TRICARE contract for the North Region based on paid claims with an annual reconciliation of the risk sharing provision. We are not responsible for providing most pharmaceutical benefits, claims processing for TRICARE and Medicare dual eligibles and certain marketing and education services.

The current TRICARE contract for the North Region is subject to annual renewals on April 1 of each year at the option of the Department of Defense. In 2007, Congress passed legislation allowing for up to two additional years of extensions for all TRICARE regions, including the North Region contract, at the Department of Defense’s option. Subsequent to the passage of this legislation, we negotiated the terms, including administrative prices and health care target costs, of the North Region contract for the following three option periods with the Department of Defense: option period 6 (April 1, 2009 – March 31, 2010), option period 7 (April 1, 2010 – September 30, 2010), and option period 8 (October 1, 2010 – March 31, 2011). Our TRICARE contract for the North Region was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March 2010, we were notified that the TMA exercised its options to extend the TRICARE contract for the North Region for option period 7 and option period 8. The exercise of these option periods extends our current TRICARE contract for the North Region through March 31, 2011.

On May 13, 2010, we were awarded the new Managed Care Support Contract (“T-3”) for the TRICARE North Region. The transition-in-period for the T-3 contract contractually commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. The T-3 contract has five one-year option periods, however, the Department of Defense has indicated that it intends to exercise option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 North Region contract. Accordingly, option period 2 will commence on April 1, 2011, and if all remaining option periods are exercised, the T-3 North Region contract would conclude on March 31, 2015.

The T-3 contract has an ASO structure with fixed fees and incentive payments. The T-3 North Region contract covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of each of Tennessee, Missouri and Iowa. The Fort Campbell area of Kentucky and Tennessee was intended to be part of the TRICARE South Region contract but has been added to our T-3 North Region contract. We currently serve the Fort Campbell area under our TRICARE contract for the North Region, and expect to continue doing so under the T-3 contract for the North Region, at least until health care delivery commences under the T-3 South Region contract, which we estimate could be as early as April 1, 2012. We believe that the T-3 contract will be accounted for as an ASO contract and are currently evaluating its expected impact on our consolidated results of operations and financial condition in 2011, as well as the related accounting and reporting requirements.

For additional information regarding our current TRICARE contract for the North Region and the T-3 North Region contract, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Other Department of Defense Contracts

In 2007, MHN was awarded a five-year contract by the Department of Defense, the Military Family & Life Consultant Program (“MFLC”), to develop, administer and monitor the non-medical counseling program for service members. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle. Services under the MFLC contract began on April 1, 2007 and will end in February 2012. On December 13, 2010, the Department of Defense issued a Request for Proposals (“RFP”) for the follow-on MFLC contract, with services expected to commence in February 2012. Pursuant to various amendments to the RFP, bids are due on March 22, 2011. The services provided under the MFLC contract are not TRICARE benefits and are provided independently from the services provided under our current TRICARE contract for the North Region.

Veterans Affairs

During 2010, HNFS administered nine contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in eight states. HNFS also administered or supported six other contracts with the U.S. Department of Veterans Affairs for 153 Veterans Affairs medical centers for claims repricing and audit services. Total revenues for our Veterans Affairs business were approximately $35 million for the year ended December 31, 2010. These revenues are derived from service fees received and have no insurance risk associated with them. MHN is a subcontractor in a program under the U.S. Department of Veterans Affairs pursuant to which we make proactive outbound calls to returning veterans, perform assessments and make referrals to Veterans Affairs facilities.

Northeast Operations Segment

On December 11, 2009, we completed the sale (the “Northeast Sale”) to UnitedHealth Group Incorporated (“United”) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (“Acquired Companies”) that had previously conducted businesses in our Northeast Operations segment. Prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York insurance company. The sale was made pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (“Buyer”) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (“HNL”) in the states of Connecticut and New Jersey (the “Transitioning HNL Members”). We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the “United Administrative Services Agreements”) until all members are either transitioned to legacy United products or non-renewed, which is expected to occur in the second quarter of 2011. After this transition is complete, we will not be providing any services to members pursuant to the United Administrative Services Agreements. At that time, we will enter into Claims Servicing Agreements with the Acquired Companies, pursuant to which we will continue to adjudicate run out claims.

As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, our Northeast Operations segment (“Northeast Operations”) now includes the operations of the businesses that are providing administrative services pursuant to the United Administrative Services Agreements, as well as the operations of HNL in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. We retained HNL’s stand-alone Part D business in Connecticut and New Jersey following the Northeast Sale, and those results of operations are reported in our Western Region Operations reportable segment.

At the closing of the Northeast Sale, United paid to us $350 million, consisting of (i) a $60 million initial minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million, representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. This payment was subject to certain post-closing adjustments. Pursuant to the terms of the Stock Purchase Agreement, on December 10, 2010, we received $80 million, which is one-half of the remaining amount of the closing adjusted tangible net equity of the Acquired Companies, and we expect to receive the other half following the second anniversary of the closing, estimated to also be $80 million subject to certain adjustments. United is required to pay us additional consideration as our Northeast commercial members, Medicare and/or Medicaid businesses transition to other United products to the extent the value of such members, based on formulae set forth in the Stock Purchase Agreement, exceeds the initial minimum payment of $60 million. On September 21, 2010, we received an additional payment of approximately $8 million pursuant to this provision, and we anticipate that additional payments will be made to us during 2011.

Under the Stock Purchase Agreement, we are also entitled to 50 percent of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss), and we expect the settlement to occur in 2011. As of December 31, 2010, we have accrued $7.1 million in connection with our portion of 50% of the profits associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. We also administered the Medicaid business of the Acquired Companies until it was transitioned to a United affiliate on May 1, 2010.

See “Item 1A. Risk Factors—Under the United Administrative Services Agreements, we are obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which exposes us to operational and financial risks” and “Item 1A. Risk Factors—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial” for additional information regarding the Northeast Sale and our Northeast Operations segment.

Provider Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2010. We have a number of physicians who are contracted providers for both HMOs and PPOs.

Primary Care Physicians (includes both HMO and PPO physicians)	20,559
Specialist Physicians (includes both HMO and PPO physicians)	94,925
Total	115,484

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

PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly “capitation” fee for every member assigned to it. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. For these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas. A provider group’s financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims.

In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our TRICARE contract for the North Region. Services are provided on a fee-for-service basis. As of December 31, 2010, HNFS had 152,002 physicians, 3,088 facilities, and 14,320 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 47,785 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,437 facilities.

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

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, legislative reform and market pressures brought about by a better informed and better organized customer base. Our health plans face substantial competition from for-profit and nonprofit HMOs, PPOs, self-funded plans (including self-insured employers and union trust funds), Blue Cross/Blue Shield plans, and traditional indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than we do. The development and growth of companies offering Internet-based connections between health care professionals, employers and members, along with a variety of services, could also create additional competitors. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to user demands, financial stability, comprehensiveness of coverage, diversity of product offerings, and market presence and reputation. The relative importance of each of these factors and the identity of our key competitors vary by market. We believe that we compete effectively against other health care industry participants in our Western Region Operations segment.

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

Marketing and Sales

We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled by their employer based on the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees and retain existing members, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecasted by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting. For example, California law limits experience rating of small group accounts (taking the group’s past health care utilization and costs into consideration). Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also affect premiums. For example, in California and elsewhere, mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers.

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

We believe in the importance of affordable health care that fits the needs of individuals and employers. Accordingly, we are focusing our product and marketing strategies on the development of products that provide quality care at an affordable price. We believe that products such as our Silver Network and the recently launched Bronze Network offer employers a good value for their health care dollar.

Information Technology

In 2010, we continued our multi-year effort to consolidate claim processes across the enterprise, improve enterprise data analytics and consolidate service centers and associated staff. We also completed significant information technology application upgrades and migrated our data center operations to a third party vendor location in Boulder, CO. We believe that this work has enabled us to improve claim turnaround times, auto-adjudication rates, electronic data interchange and internet capabilities.

Outsourcing our information management systems to third party vendors was also the first phase of our three-phased plan designed to enhance our information technology service delivery, increase our agility and improve our decision making capability. We are in the second phase of our information technology systems improvement strategy, technology optimization, to simplify and improve our technology environment, and to provide technology renewal for desktops, networks, and servers. In 2010, we made significant progress in improving our technology platform by completing the transition of our data center operations to the third party vendor location. In the process, we renewed a large percentage of our technology platforms and network components. While we experienced some internal service impacts during the transition, we believe that this transition will improve overall external business service levels.

Our technology and process optimization initiatives will continue throughout 2011 with a focus on regulatory and legal compliance requirements, best practices set forth by the Information Technology Infrastructure Library service management improvements, and software upgrades. Additionally, concurrently with our work in the second phase of our information technology systems improvement strategy, in 2010 we began work on the third phase of our information technology strategy, a multi-year effort to meet upcoming regulatory and legal compliance requirements, improve customer service capabilities and modernize legacy health plan systems. Key programs in this third phase of work include the implementation of HIPAA 5010 and ICD-10, and several other initiatives that support other industry requirements including health care reform. See “Item 1A. Risk Factors—If we fail to effectively maintain our information management systems, it could adversely affect our business” for additional information about HIPAA 5010 and ICD-10. This third phase also includes making significant improvements to our contact center voice and desktop agent infrastructure. Leveraging industry best practice frameworks, we intend to upgrade our legacy health plan systems with business process management solutions. We believe these initiatives will improve our overall ability to respond to changes in the marketplace and make it easier to do business with us, while at the same time allowing us to maintain a competitive cost structure.

See “Item 1A. Risk Factors—If we fail to effectively maintain our information management systems, it could adversely affect our business”, “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” and “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.”

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

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other healthcare organizations. HMOs that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The commercial lines of business of our Arizona HMO and California HMO/POS subsidiaries have both received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California’s Medicare and Medicaid, and HNL’s PPO, lines of business received NCQA accreditation with a score of “commendable” Our MHN subsidiary has received URAC accreditation.

Government Regulation

Our business is subject to comprehensive federal regulation and state regulation in the jurisdictions in which we do business. These laws and regulations govern how we conduct our businesses and result in additional requirements, restrictions and costs to us. Certain of these laws and regulations are discussed below.

Federal Legislation and Regulation

Health Care Reform Legislation. During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), which will result in significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as defined by the National Association of Insurance Commissioners (“NAIC”)), new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement was postponed until July 1, 2011. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical loss ratios and require premium rate review. We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation.

Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years including, for example, guidance with respect to the methodology of calculating minimum medical loss ratios. In October 2010, the NAIC finalized its recommended methodology for calculating the minimum medical loss ratio as required by the ACA. Among other things, the NAIC’s model language provided for capitation expenses to be included, in full, as medical expenses for purposes of the calculation. In December 2010, the U.S. Department of Health and Human Services (“HHS”) issued interim final rules regarding medical loss ratios, effective as of January 1, 2011, which specified in the preamble that HHS was adopting the NAIC model language. Nonetheless, certain language included in the interim final rules raises a question as to whether or not the NAIC’s methodology was adopted in whole or in part. In the event that the final regulations ultimately issued by HHS are determined to alter the NAIC model for calculating minimum medical loss ratios, it could have an adverse impact on our business and results of operation.

New guidance on certain other provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections), but we are still awaiting further final guidance on a number of key topics such as rate review of unreasonable rates (a Notice of Proposed Rulemaking was issued by HHS on December 21, 2010 with requirements for establishing a process for review of “unreasonable” premium increases filed or effective on or after July 1, 2011), essential benefits, the application of the health insurer fee, and federal criteria for participation in state-based exchanges, among others. Though the federal government has issued interim final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the interim final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the interim final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are expected to seek to implement parts of the federal health care reform and even to add new requirements, such as prior approval of rates. Some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California recently passed legislation establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. This could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This legislation also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. See “Item 1A. Risk Factors—We face competitive pressure to contain premium prices.” California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. In early 2011, a majority of the U.S. House of Representatives voted in favor of repealing the federal health care reform legislation. A similar proposal was recently voted on by the U.S. Senate, but failed by a vote of 47 to 51. Most of the bills proposed to repeal or replace certain provisions of ACA do not have bipartisan and bicameral support, and are not expected to be signed into law by the current President. However, some recent U.S. District Court cases have found that all or part of ACA is unconstitutional. For example, in December, 2010, the U.S. District Court for the Eastern District of Virginia ruled that ACA’s mandate that U.S. citizens purchase health insurance, or the individual mandate, is unconstitutional. In January 2011, the U.S. District Court for the Northern District of Florida found the individual mandate provision unconstitutional and declared the entire statute to be invalid. On the other hand, other U.S. District Courts have upheld the law. It is expected that the constitutionality of the individual mandate and ACA itself will be ultimately decided by the U.S. Supreme Court. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain.

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

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potential new laws and regulations, state regulators also are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In addition, state regulators could impose standards that are more stringent than those required under the ACA. For example, the California Department of Insurance recently passed emergency regulations requiring immediate compliance with the ACA minimum medical loss ratio requirements. We are currently evaluating the impact of these emergency regulations on us. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, increase the limiting age for dependent eligibility, restrict health plan rescission of individual coverage, mandate minimum medical loss ratios, implement rate reforms and enact other benefit mandates. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Medicare Legislation and Regulation. Comprehensive legislation, specifically Title XVIII of the Social Security Act of 1935, as amended (most recently by the ACA), governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. Prior to the transfer of our Connecticut Medicare business to an affiliate of United on January 1, 2011, our provision of administrative services pursuant to the United Administrative Services Agreements also was subject to regulation by CMS. CMS has the right to audit Medicare contractors and the health care providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS’ contracts and regulations.

In January 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would receive auto-assignment of Low Income Subsidy (“LIS”) eligible Medicare beneficiaries under CMS’ LIS auto-assignment process, effective February 1, 2010. In May 2010, CMS accepted Health Net’s corrective action plan, which requires us to report to CMS on a regular basis. On September 24, 2010, CMS notified Health Net that, based on CMS’ LIS readiness assessment, CMS would not reassign any current LIS beneficiaries to Health Net for the 2011 plan year, and that the January 2010 decision regarding LIS auto-assignment will remain in effect until the issues identified in the January 2010 notification and CMS’ August 2010 audit (described in more detail below) are corrected.

In August 2010, CMS conducted a targeted audit of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plan operations, including the areas of membership accounting, premium billing, Part D formulary administration, Part D appeals, grievances and coverage determinations, and our compliance program. Based on the results of the audit, effective November 20, 2010, CMS imposed immediate sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. These sanctions relate to compliance with certain Part D regulations, but do not impact the enrollment status of our existing Medicare enrollees. CMS has granted us a limited waiver from these sanctions which allows us to enroll existing members of our group/employer plans into our Medicare Advantage and PDP plans as they become eligible for Medicare products. The sanctions will remain in effect until CMS is satisfied that the deficiencies upon which the determination was based have been corrected and are not likely to recur.

See “Item 1A. Risk Factors—Federal and state audits, review and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for description of the risks associated with the CMS sanction and the suspension of our auto-enrollment and reassignment of LIS beneficiaries.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and CHIP (known as Healthy Families in California). Our Medi-Cal program is regulated and administered by the

California Department of Health Care Services and Healthy Families is regulated by the Managed Risk Medical Insurance Board. On May 1, 2010, our New Jersey Medicaid contract was transferred to an affiliate of United. Prior to that transfer, our provision of administrative services to Health Net of New Jersey (one of the Acquired Companies) pursuant to the United Administrative Services Agreements was subject to regulation by the New Jersey Department of Human Services and Division of Medical Assistance and Health Services. Federal funding remains critical to the viability of these programs, particularly in light of California’s state budget deficits. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by California. Medicaid is administered at the federal level by CMS; CHIP is administered by the Health Resources and Services Administration, another arm of the Department of Health and Human Services.

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

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Recent developments in this area include the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which became fully effective in February, 2010. The HITECH Act expands the HIPAA rules for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for non-compliance. See “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected” for additional information about the risks related to privacy and security breaches.

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

Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, because of our activities to support the MFLC contract and certain outsourcing arrangements we have with third party vendors, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts. See “—Government Contracts Segment—Other Department of Defense Contracts” for additional information on the MFLC contract and “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties.” for additional information on our outsourcing activities.

State Laws and Regulations

Our Western Region Operations HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

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

Variations in state regulation also arise in connection with the intensity of government oversight. Variations include: the need to file or have affirmatively approved certain proposals before use or implementation by the health plan; the degree of review and comment by the regulatory agency; the amount and type of reporting by the health plan to the regulatory agency; the extent and frequency of audit or other examination; and the authority and extent of investigative activity, enforcement action, corrective action authority, and penalties and fines. In addition, either the states or the federal government will create exchanges, which will act as markets for the purchase of subsidized health insurance. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded. Our regulated subsidiaries are also subject to legal restrictions on our ability to price some of our products. Some products may be subject to regulatory approval of premium levels. Generally, insurance and HMO laws require premiums to be established at amounts reasonably related to our costs.

State regulations also may be more stringent than federal regulations that are applicable to us. For example, the California Department of Insurance recently adopted emergency regulations requiring individual products subject to its jurisdiction to meet or exceed an 80% medical loss ratio in 2011 using the methodology set out in the interim final regulations issued by HHS. The requirements of the federal interim final regulations do not apply to 2011 medical loss ratios until 2012.

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

Employees

As of December 31, 2010, Health Net, Inc. and its subsidiaries employed 8,010 persons on a full-time basis and 159 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the only customer of our Government Contracts segment, with premiums and fees accounting for 100% of our Government Contracts revenue. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.” In addition, the federal government is a significant customer of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals, including Part D prescription plans, state agencies for federally-subsidized Medicaid and CHIP programs, and coverage of federal employees under the Federal Employees Health Benefits Program. Medicare premiums accounted for 30% of our total premium revenue in 2010.

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

Rights will attach to all common stock certificates representing shares outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock on the date that is 10 business days following (i) any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, (ii) the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or (iii) the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

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

We may redeem the Rights at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock and (ii) the date the Rights expire at a price of $.01 per Right. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

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

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially due to, among other things, health care reform, including the ultimate impact of the ACA, which could materially adversely affect our financial condition, results of operations and cash flows through, among other things, reduced revenues, new taxes, expanded liability, and increased costs (including medical, administrative, technology or other costs), or require changes to the ways in which we do business; rising health care costs; continued slow economic growth or a further decline in the economy; negative prior period claims reserve developments; trends in medical care ratios; membership declines; unexpected utilization patterns or unexpectedly severe or widespread illnesses; rate cuts affecting our Medicare or Medicaid businesses; costs, fees and expenses related to the post-closing administrative services provided under the administrative services agreements entered into in connection with the sale of our Northeast business; potential termination of the administrative services agreements by the service recipients should we breach such agreements or fail to perform all or a material part of the services required thereunder; any liabilities of the Northeast business that were incurred prior to the closing of its sale as well as those liabilities incurred through the winding-up and running-out period of the Northeast business; litigation costs; regulatory issues with agencies such as the California Department of Managed Health Care, CMS and state departments of insurance, including the continued suspension of the marketing of and enrollment into our Medicare products for a significant period of time, which could have a material adverse impact on our Medicare business; operational issues; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as information contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof. Except as may be required by law, we do not undertake to address or update forward-looking statements.

Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.

During the first quarter of 2010, the President signed the ACA into law, which will result in significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio, new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement was postponed until July 1, 2011. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical loss ratios and require premium rate review. We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation.

Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years including, for example, guidance with respect to the methodology of calculating minimum medical loss ratios. In October 2010, the NAIC finalized its recommended methodology for calculating the minimum medical loss ratio as required by the ACA. Among other things, the NAIC’s model language provided for capitation expenses to be included, in full, as medical expenses for purposes of the calculation. In December 2010, HHS issued interim final rules regarding medical loss ratios, effective as of January 1, 2011, which specified in the preamble that HHS was adopting the NAIC model language. Nonetheless, certain language included in the interim final rules raises a question as to whether or not the NAIC’s methodology was adopted in whole or in part. In the event that the final regulations ultimately issued by HHS are determined to alter the NAIC model for calculating minimum medical loss ratios, it could have an adverse impact on our business and results of operations.

New guidance on certain other provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections), but we are still awaiting further final guidance on a number of key topics such as rate review of unreasonable rates (a Notice of Proposed Rulemaking was issued by HHS on December 21, 2010 with requirements for establishing a process for review of “unreasonable” premium increases filed or effective on or after July 1, 2011), essential benefits, the application of the health insurer fee, and federal criteria for participation in state-based exchanges, among others. Though the federal government has issued interim final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the interim final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the interim final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are expected to seek to implement parts of the federal health care reform and even to add new requirements, such as prior approval of rates. Some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California recently passed legislation establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. This could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This legislation also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. See “—We face competitive pressure to contain premium prices.” California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. In early 2011, a majority of the U.S. House of Representatives voted in favor of repealing the federal health care reform legislation. A similar proposal was recently voted on by the U.S. Senate, but failed by a vote of 47 to 51. Most of the bills proposed to repeal or replace certain provisions of ACA do not have bipartisan and bicameral support, and are not expected to be signed into law by the current President. However, some recent U.S. District Court cases have found that all or part of ACA is unconstitutional. For example, in December, 2010, the U.S. District Court for the Eastern District of Virginia ruled that ACA’s mandate that U.S. citizens purchase health insurance, or the individual mandate, is unconstitutional. In January 2011, the U.S. District Court for the Northern District of Florida found the individual mandate provision unconstitutional and declared the entire statute to be invalid. On the other hand, other U.S. District Courts have upheld the law. It is expected that the constitutionality of the individual mandate and ACA itself will be ultimately decided by the U.S. Supreme Court. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain.

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

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potential new laws and regulations, state regulators also are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In addition, state regulators could impose standards that are more stringent than those required under the ACA. For example, the California Department of Insurance recently passed emergency regulations requiring immediate compliance with the ACA minimum medical loss ratio requirements. We are currently evaluating the impact of these emergency regulations on us. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, increase the limiting age for dependent eligibility, restrict health plan rescission of individual coverage, mandate minimum medical loss ratios, implement rate reforms and enact other benefit mandates. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. The total amount of health care costs we incur is affected by the number and type of individual services provided and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused, and are expected to continue to cause, the private sector to bear a greater share of increasing health care costs. Changes in utilization rates; demographic characteristics; the regulatory environment, including, for example, the implementation of the ACA and its impact on our ability to change our premium rates; health care practices; inflation; new technologies; clusters of high-cost cases; continued consolidation of physician, hospital and other provider groups and numerous other factors affecting health care costs may adversely affect our ability to predict and control health care costs as well as our financial condition, results of operations and cash flows. For additional detail on the impact on health care costs of federal health care reform and potential additional changes in federal and state legislation and regulations, see “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”

A significant category of our health care costs is the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs, changes in discounts and the impact of health care reform on pharmaceutical manufacturers through such requirements as increased fees. In addition, a large scale public health epidemic and/or terrorist activity could affect our ability to control health care costs. See “—Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.”

As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2010 would have been reduced by approximately $86 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price will continue to be a significant basis of competition. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, unanticipated seasonality, insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA. For example, the ACA requires the establishment of a process for review of “unreasonable” premium rate increases. In addition, several states are considering legislative proposals to require prior regulatory approval of premium rate increases, or subjecting such increases to heightened scrutiny. In 2010 the California Department of Insurance required a third-party actuarial review of health insurance carriers’ proposed premium rate increases to confirm compliance with applicable law, resulting in a delay in carriers’ ability to implement rate increases. In addition, earlier this year certain of our competitors were asked by the Commissioner of the California Department of Insurance to voluntarily delay implementation of scheduled premium increases for 60 days to permit additional review by the California Department of Insurance. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

In 2010, we continued to see decreases in our total commercial membership primarily resulting from the shrinking commercial population, as unemployment rates increased and purchasers either terminated coverage or sought lower cost options. Any future increase in premiums could result in the loss of members, particularly in light of continued economic pressures. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. This could cause health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.

The ACA and other federal or state legislation and regulations constrain the medical loss ratios maintained by managed health care companies such as Health Net. In the various states in which we do business, premium prices are also constrained by state laws and regulations which restrict the spread between premiums and benefits, such as laws and regulations that require a minimum loss ratio of a certain percentage. These laws and regulations not only restrict our ability to raise our premiums but also create competitive pressure from some of our competitors who may have lower health care costs than we have and therefore price their premiums at relatively low levels in relation to our cost of care. These laws and regulations also have generated, and could continue to generate, substantial media attention and strong public opinion. This may create a more conservative regulatory environment, thereby either delaying any rate increases that we propose or further restraining our ability to price at levels that can adequately cover our cost and margin goals. See “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”

Our business is regionally concentrated in the states of California, Arizona and Oregon.

Our business operations are concentrated in the states of California, Arizona and Oregon, and all of our Medicaid operations are in the state of California. Due to this concentration in a small number of states, in particular, California, we are exposed to the risk of a deterioration in our financial results if our health plans in these states, in particular, California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these states. If the economic conditions in the state of California or in the other states in which we operate continue or deteriorate further, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations could be adversely affected. For example, due to budget issues, the state of California delayed several of its 2010 monthly Medicaid payments to us. Although the state ultimately made these payments, the delay impacted our operating cash flow for the year ended December 31, 2010.

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

Our businesses are subject to significant government regulation, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.

Our businesses are subject to extensive federal and state laws and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws and rules governing our business and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering these regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations have occurred. Regulatory agencies have imposed substantial fines against us and restricted our business activities in the past, and may impose substantial fines against us and restrict our business activities in the future if they determine that we have not complied with applicable laws and regulations. For example, effective November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. For additional information on the suspension of our Medicare marketing and enrollment activities, see “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition and cash flows”. Existing or future laws and rules could force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Further, individual Health Net associates may violate these laws and rules, notwithstanding our internal policies and compliance programs. See “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

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

As a federal and state government contractor, we are subject to U.S. and state government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. We are also subject to FCPA and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. and state government contracting, including dependence upon Congressional or legislative appropriation and allotment of funds. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted. For more information on the government programs in which we participate, see “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Medicare programs represent a significant portion of our business and are subject to risk.

Medicare programs represent a significant portion of our business, accounting for approximately 31% of our total premium revenue in our Western Region Operations reportable segment in 2010 and an expected 27% in 2011. The ACA includes, among other things, provisions that will significantly reduce the government’s Medicare payment rates, including freezing 2011 Medicare Advantage reimbursement rates based on 2010 levels, with additional reductions in future years based on regionally-adjusted benchmarks. For more information on the risks associated with the ACA, see “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Provisions of the ACA, including the reduction in Medicare payment rates, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Effective November 20, 2010, CMS imposed intermediate sanctions against us suspending the marketing to, and enrollment of, new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. These sanctions do not impact the enrollment status of our existing Medicare enrollees. See “ - Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for more information about the CMS sanctions. At this time, we believe that these sanctions will not have a material adverse effect on our results of operations, financial condition, cash flows and liquidity; however, the continued suspension of the marketing of, and enrollment into, our Medicare products for a significant period of time could have a material adverse impact on our Medicare business and could negatively impact our results of operations, and financial condition.

If we fail to design and maintain programs that are attractive to Medicare participants; if the current sanctions continue for a significant length of time; if we are not successful in winning contract renewals or new contracts; or if our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be further materially and adversely affected, and we may not be able to realize any return on our investments in Medicare initiatives. There are also specific additional risks associated with our provision of Medicare Part D prescription drug benefits under Title XVIII, Part D of the Social Security Act. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. In addition, our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage. For example, the CMS sanctions imposed on us in November 2010 were primarily related to our noncompliance with Part D program requirements, and applied to our Medicare Advantage-only plans that offer no prescription drug coverage, as well as to our Medicare Advantage and PDP-only plans that offer prescription drug coverage.

In connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. Under the CMS risk adjustment methodology, all Medicare Advantage plans must collect and submit diagnosis code data from hospitals and physician providers to CMS by specified deadlines. CMS uses this diagnosis information to calculate the risk adjusted premium paid to Medicare Advantage plans throughout the year. For any given year, the final settlement of these risk adjustment payments is generally made in the second or third quarter of the following year. Because the recorded revenue associated with the risk adjustment reimbursement mechanism is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be significantly greater or less than the amounts we initially recognize on our financial statements. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition and cash flows” for information on our recent CMS audits including the ongoing audit of the provider medical data supporting the risk adjustment payments that we received for our Medicare members.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 56% of our 2010 total revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid and TRICARE. All of the revenues in our Government Contracts segment come from the federal government, either directly or as a sub-contractor for a federal government contract. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels, such as Medicare Advantage payment rates as provided in the ACA, or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other federal government contracts, or amounts due us as a sub-contractor. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to disagreements with the government. Final amounts we ultimately receive under government contracts may be significantly greater or less than the amounts we initially recognize on our financial statements.

Contracts under our government programs are generally subject to frequent change, including changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs under such programs. Changes of this nature could have a material adverse effect on our business, financial condition or results of operations. Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs. See “—Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”

Our Medicaid operations are solely in the state of California. California continues to experience unprecedented budget deficits. In response to the deficits, the Governor of California has proposed spending cuts for services as part of the 2011-2012 budget, some of which could result in reductions in enrollment in or reimbursement from the Medi-Cal and Healthy Families programs. California’s proposed Medi-Cal provider rate reimbursement reductions are the subject of pending litigation, which will be considered by the United States Supreme Court. If the state of California prevails and the reimbursement cuts are implemented as currently proposed, the payments that we receive in connection with our state programs business would be reduced. An enrollment freeze or significant reduction in payments received in connection with these or similar programs could adversely affect our business, financial condition or results of operations, particularly as our Medi-Cal membership increases due to current economic conditions. In addition, California could impose requirements on the Medi-Cal program that make continued operations not feasible.

On May 13, 2010, we were awarded the T-3 contract for the TRICARE North Region. The transition-in-period for the T-3 contract contractually commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. The T-3 contract has five one-year option periods, however, the Department of Defense has indicated that it intends to exercise option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 North Region contract. Accordingly, option period 2 will commence on April 1, 2011, and if all remaining option periods are exercised, the T-3 North Region contract would conclude on March 31, 2015. However, there can be no assurance that the Department of Defense will exercise all of the remaining option periods under the contract. If all of the option periods are not exercised, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Item 1. Business — Segment Information – Government Contracts Segment – TRICARE.”

Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by CMS, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate or enroll members in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult or impossible for us to sell our products and services. State attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations. We have entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.

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

From time to time, CMS audits certain Medicare Advantage plans, including ours, to validate the coding practices and the supporting documentation maintained by health care providers to support risk adjustment payments made to plans pursuant to their Medicare Advantage contracts. We utilize claims submissions, medical records and other medical data as provided by health care providers as the basis for payment requests that we submit to CMS under the risk adjustment model for our Medicare Advantage contracts. CMS is currently performing a targeted audit of the medical record documentation for 2006 dates of service which determine the 2007 risk adjustment payments for certain of our Medicare Advantage contracts, and in the future could also audit this category of information for other contract years. We have not received CMS’ audit results and do not know what the results may be. In addition, CMS has not yet formally announced whether it will require payment adjustments to be made using an audit methodology without comparison to original Medicare coding and how its method of extrapolating audit findings to the entire contract population will be performed. CMS, however, has indicated that it may make retroactive contract-level payment adjustments, and a proposed methodology issued by CMS in December 2010 reflected such an approach. Comments to CMS on the draft methodology were due January 21, 2011, and CMS recently announced that it anticipates making changes to its proposed methodology based on input it received during the comment process. At this time, we are unable to predict the extent of any changes that CMS may make. The laws and regulations governing the audits for these risk adjustment payments are extremely complex and subject to interpretation. As a result, it is possible that our recorded revenue estimates with respect to risk adjustment payments may change by a material amount.

Any such risk adjustment payment adjustments could occur as early as 2011, and could be effective before we and other Medicare Advantage plans have the opportunity to appeal CMS’ audit payment adjustment methodology and account for the methodology in our 2012 product bids. If CMS requires payment adjustments to be made using a methodology without comparison to original Medicare coding and using a method of extrapolating findings to the entire contract population, and if we are unable to prevent such payment adjustments from being implemented, such adjustments would have a material adverse effect on our results of operations, financial condition and cash flows. For additional detail on the risk adjustment reimbursement mechanism employed by CMS and risks associated with our Medicare business, see “—Medicare programs represent a significant portion of our business and are subject to risk.”

In November 2008, CMS performed a routine audit of certain of our Medicare Advantage and PDP products and found deficiencies in many of the business areas included in the review. In December 2009, CMS performed a focused audit to assess our implementation of the corrective action plan associated with the November 2008 audit. CMS found deficiencies in many areas included in the review, including several repeat findings from previous audits, which were submitted to CMS Central Office for review. In March 2010, CMS accepted Health Net’s corrective action plan associated with the December 2009 focused audit. In January 2011, CMS formally closed the corrective action plan relating to the 2008 audit and the 2009 targeted audit, but notified us that they will reevaluate our compliance in the areas originally found to be deficient during the 2008 and 2009 audits as part of their future evaluations of us in connection with their August 2010 audit, as described in more detail below.

In January 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would receive auto-assignment of LIS-eligible Medicare beneficiaries under CMS’ LIS auto-assignment process, effective February 1, 2010. In May 2010, CMS accepted our corrective action plan. On September 24, 2010, CMS notified us that based on their “LIS readiness” assessment (i) they would continue to suspend LIS auto-assignment to us until the issues identified in the January 2010 notification and their August 2010 audit (described in more detail below) are corrected and (ii) they would not reassign any current LIS beneficiaries to us for the 2011 plan year. At this time, we do not expect the continued suspension of our auto-enrollment for LIS beneficiaries or CMS’ LIS beneficiary reassignment decision to have a material adverse effect on our Medicare business.

In August 2010, CMS conducted a targeted audit of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plan operations, including the areas of membership accounting, premium billing, Part D formulary administration, Part D appeals, grievances and coverage determinations, and our compliance program. Based on the results of the audit, effective November 20, 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. These sanctions do not impact the enrollment status of our existing Medicare enrollees. CMS has granted us a limited waiver from these sanctions which allows us to enroll a group/employer’s retirees into our existing group/employer Medicare Advantage and PDP plans as they become eligible for Medicare. The sanctions will remain in effect until CMS is satisfied that the deficiencies upon which the determination was based have been corrected and are not likely to recur. In addition, as described above, CMS has indicated that it will reevaluate our LIS readiness and our compliance in the areas originally found to be deficient during the 2008 and 2009 audits of certain of our Medicare Advantage and PDP products as part of its future evaluations of us in connection with the marketing and enrollment sanctions. We are actively working with CMS to address their concerns. At this time, we believe that these sanctions will not have a material adverse effect on our results of operations, financial condition, cash flows and liquidity; however, the continued suspension of the marketing of and enrollment into our Medicare products for a significant period of time could have a material adverse impact on our Medicare business and could negatively impact our results of operations and financial condition. In addition, if CMS were to impose financial penalties and/or additional sanctions on us, or terminate our existing Medicare contracts, this could have a material adverse effect on us. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about our Medicare programs and the associated risks.

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

We are currently, and may become in the future, subject to a variety of legal actions, including employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, insufficient payments for out-of-network services and claims relating to information security breaches; claims by employer groups for return of premiums; and claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters. Such actions can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.

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

We regularly evaluate litigation matters pending against us, including those described in Note 13 to our consolidated financial statements included in this report, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings which represent our best estimate of the probable loss, including related future legal costs, for such matters, both known and unknown. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of or judgment relating to the various legal proceedings to which we are or may be subject from time to time, including those described in Note 13, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter. As a result, these costs could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology system providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. Additionally, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in the vendors’ or service provider’s operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk.

Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. In addition, we outsource selected services and selected functions to third parties, including U.S. companies doing business in foreign jurisdictions, which exposes us to risks inherent in conducting business outside of the United States, including international economic and political conditions, and additional costs associated with complying with foreign laws and U.S. laws applicable to operations in foreign jurisdictions, such as the Foreign Corrupt Practices Act. For additional information on the Foreign Corrupt Practices Act, see “Item 1. Business. Government Regulation—Federal Legislation and Regulation—Other Federal Regulations.” Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition and results of operations.

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and our ability to manage administrative expense increases is difficult to predict. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, reliance on outsourced services, acquisitions and divestitures, business or product start-ups or expansions, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could impact our ability to satisfy minimum medical loss ratio requirements, including those specified in the ACA.

In November 2007, we announced a reorganization plan referred to as our “operations strategy” to enhance efficiency and achieve general and administrative cost savings. As part of the operations strategy, we substantially reduced our headcount. We completed the operations strategy work in 2010, and we believe that it has enabled us to streamline our operations, including combining duplicative administrative and operational functions and outsourcing certain operations where appropriate. However, there can be no assurance that our operations strategy work will continue to produce the anticipated savings.

As a result of the Northeast Sale and the impending transition to the new T-3 TRICARE contract, we are now targeting further reductions in our general and administrative expenses associated with those businesses. We refer to this as our “stranded costs” initiative. Under the United Administrative Services Agreements, HNNE has agreed to provide certain administrative services to the Acquired Companies until all of their members have either transitioned to legacy United products or non-renewed, which is expected to occur on June 30, 2011. Upon the termination of the United Administrative Services Agreements, we are required to enter into Claims Servicing Agreements with United, pursuant to which we will continue to provide run-out services to the Acquired Companies, including the payment of claims for services provided prior to the termination of the United Administrative Services Agreements. As these operations wind-down, we will seek to reduce the scale of, and ultimately eliminate, certain of our administrative and operational functions. We also will need to reduce the scale of our overhead to reflect the smaller size of the remaining company. In the event that the costs of the wind-down are greater than we anticipated, our profitability could be adversely affected. There can be no assurances that these efforts will not significantly disrupt our operations, thereby negatively impacting our financial performance. Furthermore, our failure to successfully adjust our overhead and administrative expenses in proportion to the wind-down could have an adverse effect on our business, financial condition or results of operations. In addition, in order to offset some of the reduced revenues expected from the T-3 TRICARE contract, we will seek to reduce, reallocate or eliminate certain overhead and other administrative expenses as part of our stranded costs reduction initiative. We cannot guarantee that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability. In addition, we expect to incur significant charges due to severance and other costs as part of our stranded costs reduction efforts. Failure to adjust our overhead and other administrative expenses in proportion to these events could have an adverse effect on our business, financial condition or results of operations.

We face a wide range of risks, and our success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures.

As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, the range of regulatory, competitive, financial, operational, reputational, external and industry risks identified in this Risk Factors discussion. The third party vendors and service providers that we contract with are also required to achieve and maintain compliance with applicable federal and state laws and regulations. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks, including risk concentrations across different industries, segments and geographies, can adversely affect our profitability, our ability to retain or grow business or our business, financial condition or results of operations.

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

In the changing health care environment, our business strategy includes creating affordable and tailored customer solutions through, among other things, innovative provider relationships that effectively manage the cost of care. For example, our product portfolios and services include offerings such as the PremierCareSM HMO, our recent collaboration with the Sutter Health network. In addition, we offer tailored network health plans that include cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 23% of total commercial risk membership as of December 31, 2010, compared with 19% as of December 31, 2009. For additional information on our tailored network products and innovative provider relationships, see “Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations.” The continued membership growth in our tailored network products and the continued development of innovative provider relationships are an important part of our business strategy. However, there can be no assurance that we will be able to successfully implement these strategic initiatives that are intended to position us for health reform and future growth, or that the products we collaborate with providers to design will be successful or developed within the time periods expected. Failure to successfully implement this strategy may have an adverse impact on our business, results of operations, financial condition and cash flows.

We contract with professional providers in California primarily through capitation fee arrangements. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with primary care physicians, specialists and other secondary providers to provide services. In addition, we frequently delegate responsibility for certain functions such as claims payment or utilization management to these providers. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay specialists or secondary providers for services rendered could be exacerbated by the economic recession, and could lead specialists or secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims. In California, for instance, the liability of our HMO subsidiaries for unpaid provider claims has not been definitively settled. There can be no assurance that we will not be liable for unpaid provider claims. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with specialists or secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

The provider groups that we contract with are also required to achieve and maintain compliance with applicable federal and state laws and regulations. The inability of a provider group to pass compliance audits or otherwise maintain compliance with applicable laws and regulations may cause us to terminate a contract with a provider or assume responsibility for the noncompliant functions, such as claims payment or utilization management. Furthermore, violations of, or noncompliance with, applicable laws and/or regulations or contract terms by providers who perform delegated functions for us could increase our exposure to liability to our members or sanctions and/or fines from the regulators that oversee our business, among other things. If we fail to adequately monitor and regulate the performance of these delegated entities, we could be subject to additional risk. For additional information, see “—We are subject to risks associated with outsourcing services and functions to third parties.”

Moreover, with the completion of the Northeast Sale, our dependence on capitated provider groups has increased, as approximately 60% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2010. Our strategy to expand commercial membership through tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members’ access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.

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

The economic conditions in the United States continue to be challenging. Continued concerns about high unemployment rates, geopolitical issues, the availability and cost of credit and other capital, the U.S. real estate market, consumer spending and other factors continue to negatively impact expectations for the U.S. economy. These events could adversely affect our revenues and results of operations.

These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. Prior to the effective date of the ACA’s guaranteed issue requirement, the adverse economic conditions may also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.

High unemployment rates and significant employment layoffs and downsizings may also impact the number of enrollees in managed care programs and the profitability of our operations. For example, in 2010, our commercial membership decreased by 4.4 percent due, in part, to the difficult economic conditions in the regions where we do business. If economic conditions continue to be difficult and unemployment rates continue to be high, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

Largely as a result of the recent economic conditions, we saw an increase in our Medi-Cal membership of approximately 44,000 members, or 5.1%, in 2010. However, the state of California is currently experiencing unprecedented budget deficits. An extended economic downturn could continue to adversely affect state and federal budgets, including California’s, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medi-Cal and CHIP. A reduction in California’s Medi-Cal reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results. This risk is amplified as our Medi-Cal membership increases. In addition, state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and health maintenance organizations, and could adversely affect our results of operations. To help balance the budget, California has proposed, among other things, to reduce certain provider reimbursements and introduce copayments for certain services such as emergency room visits and inpatient hospital stays. These changes would require federal approval, but if implemented, also could reduce the amounts of payments that we receive from the state in connection with our state health programs business. Moreover, any enrollment freeze or significant delay in reimbursement payment could adversely affect our business, financial condition or results of operations. For example, due to budget issues, the state of California delayed several of its 2010 monthly Medicaid payments to us, impacting our operating cash flow for the year ended December 31, 2010 by $64.3 million.

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

We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to legacy United products or non-renewed, which is expected to occur on June 30, 2011. After this transition is complete, we will not be providing any services to members pursuant to the United Administrative Services Agreements. At that time, we will enter into Claims Servicing Agreements with the Acquired Companies, pursuant to which we will continue to adjudicate run out claims.

If HNNE is unable to perform all or a material part of the services required under the United Administrative Services Agreements, and is unable to obtain an alternative means to provide such services, or if HNNE materially breaches the United Administrative Services Agreements, the service recipients may terminate the United Administrative Services Agreements. If such a termination occurs prior to the second anniversary of the closing date of the transaction, we and HNNE will be required to establish (and will be required to pay to United) a loss reserve, which, depending on when the United Administrative Services Agreements are terminated, could be substantial and could have a material adverse effect on our business, financial condition or results of operations. See “—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial,” for additional detail on when the loss reserve is required to be established and paid. For additional information on the United Administrative Services Agreements, see “Item 1. Business—Segment Information—Northeast Operations Segment”.

If we fail to effectively maintain our information management systems, it could adversely affect our business.

Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require the commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs and evolving industry and regulatory standards. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems.

We plan to take steps to further reduce the number of systems that we operate, and we recently completed the migration of our data center operations to a third party vendor. Any difficulty or unexpected delay associated with the transition to or from information systems, including in connection with the decommissioning of a system or the implementation of a new system; any inability or failure to properly maintain information management systems; any failure to efficiently and effectively consolidate our information systems, including to eliminate redundant or obsolete applications; or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory or other legal or compliance problems, significant increases in administrative expenses and/or other adverse consequences. If for any reason there is a business continuity interruption resulting in loss of access to or availability of data, we may not be able to meet the full demands of our customers and, in turn, our business, results of operations, financial condition and cash flow could be adversely impacted. In addition, we obtain significant portions of our systems-related and other services and facilities, including our data center, from independent third parties, which make our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”

Our implementation of the requirements of the ACA could require the expenditure of significant resources. Furthermore, CMS has adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized. The new ICD-10 coding set is currently required to be implemented by October, 2013. In addition, HHS has mandated new standards in the electronic transmission of healthcare transactions, including claims, remittance, eligibility, claims status requests and related responses, and privacy and security standards, known as HIPAA 5010. Compliance with the new HIPAA 5010 electronic data transaction standards is required by 2012. In 2010, we began implementing these requirements, and we may be required to incur significant additional expenses in the future in order to implement the new coding set, transaction standards and ACA requirements. Furthermore, if we do not adequately implement ICD-10, HIPAA 5010, and the ACA, our results of operations, financial condition and cash flows could be materially adversely affected.

We are working towards becoming a premier e-business organization by enhancing and modernizing interactions with customers, brokers, agents, providers, employees and other stakeholders through web-enabled technology, among other things. Our failure to maintain successful e-business capabilities could result in competitive and cost disadvantages for us as compared to our competitors.

We must comply with requirements relating to patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

In December 2000, the Department of Health and Human Services issued final regulations to implement the provisions of HIPAA related to the privacy of protected health information (“PHI”). The Department of Health and Human Services issued final regulations under HIPAA relating to the security of electronic PHI in February, 2003. These regulations, as amended, require health plans, clearinghouses and providers to, among other obligations: comply with various requirements and restrictions related to the use, disclosure, storage, and transmission of PHI; adopt rigorous internal policies and procedures to safeguard PHI; and enter into specific written agreements with business associates that receive, use and/or create PHI on our behalf. HIPAA also established significant civil and criminal sanctions for violations. These regulations could expose us to liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which became fully effective in February 2010, expanded HIPAA’s requirements for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for violations, and imposed notice obligations in the event of a breach of unsecured PHI. Although our contracts with our business associates provide for protections of PHI by our business associates, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and other state and federal privacy and security laws and regulations may result in cost increases due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by us or our business associates. See also “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels. See “Item 1. Business—Government Regulation” for additional information on the federal and state laws and regulations that govern how we conduct our business. Despite the security measures we have in place to ensure compliance with applicable laws and regulations, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, a portable, external hard drive holding certain of our members’ personal information, such as PHI and Social Security numbers, was discovered missing from our Northeast headquarters in Shelton, Connecticut in May 2009. While the information stored on that hard drive was saved in an image format that could not be read without special software, we subsequently commenced a lengthy investigation of the contents of the hard drive, including a detailed forensic review by computer experts, reported the loss to authorities and notified our customers of the incident. In connection with this incident, in 2010 we entered into agreements with the Connecticut Department of Insurance and the Attorneys General of Connecticut, New York and Vermont, respectively, to resolve the matter. We are currently party to civil litigation in federal court in Los Angeles brought on behalf of individuals who had PHI or other personal information on that hard drive. In addition, in connection with the transition of our data center operations to a third party vendor, we are currently reviewing issues relating to several computer disks that are unaccounted for following a recent inventory check. Certain of these unaccounted for disks contain PHI and personally identifiable information relating to certain of our members. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential member information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security incident could be substantial. See “—We must comply with requirements relating to patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA” for additional information on requirements and restrictions related to the use, disclosure, storage and transmission of PHI.

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

In addition, under the Stock Purchase Agreement, the purchase price for the acquired HMO and insurance subsidiaries is subject to adjustment upward or downward by the amount of profits or losses, subject to specified adjustments, of these subsidiaries for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date (the “Transition Date”) and (ii) the date that all of the United Administrative Service Agreements are terminated (the “ASA Termination Date”). At this time, we expect the ASA Termination Date to be June 30, 2011. As a result, even though we do not own these subsidiaries, to the extent that they incur losses, we and HNNE generally will be financially responsible to the Buyer for the amount of such losses. Subject to certain terms and conditions, the Buyer is permitted to exercise control rights over the subsidiaries without our or HNNE’s consent. The exercise of such rights by the Buyer, or other events or circumstances beyond our or HNNE’s control, could result in substantial losses for which HNNE will be responsible to the Buyer.

Furthermore, upon the earlier of the ASA Termination Date and the Transition Date, among other things, we and HNNE will be required to establish (and will be required to pay to the Buyer) a loss reserve in an amount equal to an actuarially determined provision for medical costs and, in specified circumstances, the loss adjustment expenses, as of the ASA Termination Date for all claims of the subsidiaries through the winding-up and running-out period of the acquired business (excluding certain unreserved claims). Depending on when the ASA Termination Date occurs, the amount of such loss reserve could be substantial.

As a result of the provisions described above, we continue to have significant financial obligations to the Buyer and its affiliates with respect to the acquired business. In the event that the amount of these financial obligations exceed our expectations, our responsibilities to the Buyer and its affiliates with respect to these obligations could have an adverse effect on our business, financial condition or results of operations.

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

The addition of new competitors in our industry can occur relatively easily and customers enjoy significant flexibility in moving between competitors. There is a risk that our customers may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. In addition, our providers and suppliers may decide to market products and services to our customers in competition with us.

In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, the adoption of the ACA could further increase the likelihood of provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our T-3 North Region contract, are frequently up for re-bid and the loss of any significant government contract to a competitor, such as the T-3 North Region contract, could have an adverse effect on our financial condition and results of operations. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

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

Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. In addition, we have a $900 million five-year revolving credit facility that expires in June 2012. As of December 31, 2010, there were no amounts outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

•

require us to dedicate a substantial portion of cash flow from operations to pay principal and interest on our debt, which would reduce funds available to fund stock repurchases, working capital, capital expenditures and other general operating requirements;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

We continually evaluate options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. In the past, credit markets experienced unusual uncertainty, and liquidity and access to capital markets continue to be constrained. Concern about the stability of the markets generally has lead many lenders to reduce and in some cases cease to provide funding to borrowers. See “—If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our revenues and results of operations.” Consequently, in the event we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

Downgrades in our debt ratings may adversely affect our business, financial condition and results of operations.

Claims paying ability, financial strength, and debt ratings by nationally recognized statistical rating organizations are increasingly important factors in establishing the competitive position of insurance companies and managed care companies. We believe our claims paying ability and financial strength ratings also are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Rating agencies review our ratings periodically and there can be no assurance that our current ratings will be maintained in the future. Our ratings reflect each rating agency’s independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors, and are subject to change. Potential downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.

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

On June 25, 2007, we entered into a $900 million five-year revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure” for additional information regarding our revolving credit facility. Our revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. Our revolving credit facility also requires us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure---Revolving Credit Facility” for details regarding the revolving credit facility.

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

We continue to evaluate the profitability realized or that we expect to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into the Company’s existing operations. For divestitures, success may also be dependent upon efficiently reducing general and administrative or other functions for our remaining operations. In the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part.

Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, significant post-closing obligations, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. We completed the sale of our Northeast operations on December 11, 2009. Certain of the risks associated with that divestiture are described in “—Under the United Administrative Services Agreements, we are obligated to provide administrative services in connection with the wind-down and run-off of the acquired business, which exposes us to operational and financial risks” and “—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial.” Further, in the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part.

The value of our intangible assets may become impaired.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $630 million as of December 31, 2010, representing approximately 15 percent of our total assets and 37 percent of our consolidated stockholders’ equity at December 31, 2010.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding estimated fair value including assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting processes, as well as the expected weighted average cost of capital used in the discount process. If estimated fair values are less than the carrying values of goodwill and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against income. Any future evaluations requiring an impairment of our goodwill and other intangible assets could materially impact our results of operations and stockholders’ equity in the period in which the impairment occurs. A material decrease in stockholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

From time to time, we divest businesses that we believe are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. For example, in connection with the Northeast Sale, in the year ended December 31, 2009 we recorded $174.9 million in total asset impairments. Upon the consummation of the Northeast Sale on December 11, 2009, we recorded a pretax loss on sale of $105.9 million. While these non-cash impairment charges and pretax loss had no impact on our liquidity position, they did have a significant adverse effect on our results of operations for the year ended December 31, 2009.

The value of our investment portfolio and our goodwill could be adversely impacted by varying economic and market conditions which could, in turn, have a negative effect on our results of operations and stockholders’ equity.

Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2010, our available-for-sale investment securities were approximately $1.7 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.

The current economic environment and uncertainty in the U.S. and global capital markets have negatively impacted the liquidity of investments, such as the debt securities we hold, and a worsening in these markets could have additional negative effects on the liquidity and value of our investment assets. In addition, such uncertainty has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.

Over time, the economic and capital market environment may further decline or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the impairment of certain investments. This could result in realized losses relating to other-than-temporary declines being charged against future income. There is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods, which could have an adverse effect on our results of operations, liquidity and financial condition. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our investment portfolio.

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

If our stock price experiences significant fluctuations or if our market capitalization materially declines, we could be required to take an impairment charge to reduce the carrying amount of our goodwill. If we were required to take such a charge, it would be non-cash and would not affect our liquidity or financial condition, but could have a significant adverse effect on our results of operations in the period in which the charge was taken.

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

The ACA includes broker and agent commissions as administrative expenses for purposes of calculating the minimum medical loss ratio. As a result, these expenses will be under the same cost reduction pressures as other administrative costs of health insurers, and there is pressure to make changes to existing commission structures for brokers and agents. For example, some of our competitors have reduced the commissions payable to brokers and agents for sales in the individual market, and we are to implementing some similar reductions in the individual market in California. Our relationships with brokers and agents could be adversely impacted by changes in our business practices to address these pressures, including potential reductions in commissions and changes in the treatment of consulting fees.

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

We are dependent on our ability to manage, engage, enable and retain a very large workforce.

Our products and services and our operations require a large number of employees. As of December 31, 2010, we employed 8,010 individuals on a full-time basis and 159 individuals on a part-time or temporary basis. Our business could be adversely affected if our retention, development, succession and other human resource management techniques are not aligned with our strategic objectives. The impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company.

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

The achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. In addition, the volatility in the financial markets, challenging economic conditions and uncertainties associated with health care reform may make it particularly difficult to forecast our future performance. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2010, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 11 managed care organizations, including Health Net, recorded an approximate 14.9% increase in its value, while the per-share value of our common stock increased by 17.2%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including health care reform, public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, competition, earnings, receivable collections or membership reports of particular industry participants, and market speculation about or actual acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.

Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding premium rate increases. In addition, health care and related health care reform and proposals have been and are expected to continue to be the subject of intense media attention and political debate. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or litigation that could adversely affect us.

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

It may be difficult for a third party to acquire us, which could decrease the value of your shares of our common stock.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. In addition, federal antitrust laws apply to us, and any change in control of our state health plans or health insurance companies also would require the approvals of the applicable regulatory agencies in each state in which we operate.

In addition to the Rights Agreement, our certificate of incorporation and bylaws also contain provisions that could have the effect of delaying, deferring, or preventing a change in control of the Company that our stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay for shares of our common stock.

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

Disasters such as fires, floods, earthquakes, tornados, power losses, virus outbreaks, telecommunications failures, break-ins or similar events could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan which is intended to provide us with the ability to recover our critical systems in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 125,315 square feet, are occupied under a lease that will expire on December 31, 2014. A significant portion of our Western Region Operations is also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2011.

We also lease an aggregate of approximately 548,807 square feet of office space in Rancho Cordova, California which is used in our Western Region Operations and Government Contracts segments. The related leases expire at various dates ranging from 2011 to 2018. We also lease a total of approximately 67,293 square feet of office space in San Rafael, California for certain specialty services operations in our Western Region Operations and Government Contracts segments.

On March 29, 2007 we sold our 68-acre commercial campus in Shelton, Connecticut (the “Shelton Property”) to The Dacourt Group, Inc. (“Dacourt”), dba HN Property Owner, LLC, and leased it back from the buyer under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. Under the Shelton Property lease agreement and other lease agreements, we lease an aggregate of approximately 492,673 square feet of office space in Shelton, Connecticut primarily used for the provision of administrative services to United and certain of its affiliates as part of our Northeast Operations. These leases expire at various dates ranging from 2016 to 2017.

In addition to the office space referenced above, we lease approximately 75 sites in 23 states, totaling approximately 809,232 square feet of space, which is used in all of our segments. We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support all of our segments.

We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

Item 3. Legal Proceedings.

Litigation Related to the Sale of Businesses

AmCareco Litigation

We are a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which relate to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (“FHC”), which merged into Health Net, Inc. in January 2001. In 1999, FHC sold its interest in these plans to AmCareco, Inc. (“AmCareco”). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (“AmCare-LA”), AmCare of Oklahoma (“AmCare-OK”) and AmCare of Texas (“AmCare-TX”). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans filed suit against us contending that, among other things, we were responsible as a “controlling shareholder” of AmCareco following the sale of the plans for post-acquisition misconduct by AmCareco and others that caused the three health plans to fail and ultimately be placed into receivership.

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

We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in these or any other legal and/or regulatory proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period. However, management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Potential Settlements

We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Item 3, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings and regulatory matters which represent our best estimate of the probable loss, including related future legal costs, for such matters. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Item 3, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2009.

	High	Low
Calendar Quarter—2009
First Quarter	$17.99	$10.52
Second Quarter	$17.69	$12.71
Third Quarter	$17.57	$11.32
Fourth Quarter	$24.69	$14.51

Calendar Quarter—2010
First Quarter	$26.73	$22.23
Second Quarter	$28.18	$20.88
Third Quarter	$27.80	$23.05
Fourth Quarter	$29.75	$24.94

On February 22, 2011, the last reported sales price per share of our common stock was $30.49 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 22, 2011, there were 1,919 registered holders of record of our common stock.

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

Stock Repurchase Program

We completed our $700 million stock repurchase program (the “Completed Stock Repurchase Program”) in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized a new $300 million stock repurchase program (the “New Stock Repurchase Program”). As of January 31, 2011, we had repurchased 7,087,477 shares of our common stock for aggregate consideration of approximately $184.5 million under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of January 31, 2011 was $115.5 million.

As of December 31, 2010, we had repurchased a cumulative aggregate of 46,618,636 shares of our common stock under our stock repurchase programs at an average price of $32.39 per share for aggregate consideration of $1.5 billion. We used net free cash available, including proceeds from the Northeast Sale and cash at Health Net, Inc., to fund the share repurchases. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.

Under our various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, we have the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of either of our stock repurchase programs.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2010, as of December 31, 2010:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b) (c)
January 1—January 31	1,860,658		$25.11	$46,718,458	1,860,658	$36,009,731
February 1—February 28	1,574,703	(d)	23.37	36,793,907	1,398,137	$3,349,489
March 1—March 31	124,618	(d)	24.55	3,058,783	71,990	$298,208,500
April 1—April 30	947,024	(d)	23.00	21,777,457	874,361	$278,082,672
May 1—May 31	901,852	(d)	23.09	20,827,267	901,500	$257,263,326
June 1—June 30	1,105,292	(d)	26.42	29,205,453	1,105,000	$228,065,155
July 1—July 31	1,468	(d)	24.77	36,362	—	$228,065,155
August 1—August 31	30,305	(d)	26.07	789,965	30,000	$227,282,476
September 1—September 30	692,900		26.85	18,604,146	692,900	$208,678,330
October 1—October 31	1,191,720	(d)	26.46	31,537,647	1,186,206	$177,282,477
November 1—November 30	45	(d)	28.21	1,269	—	$177,282,477
December 1—December 31	1,021,871	(d)	27.10	27,691,371	1,013,800	$149,805,950

	9,452,456	(d)	$25.08	$237,042,085	9,134,552

(a)	During the twelve months ended December 31, 2010, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.
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

(c)	Our New Stock Repurchase Program does not have an expiration date, and our Completed Stock Repurchase Program did not have an expiration date. Accordingly, during the twelve months ended December 31, 2010, we did not have any repurchase program that expired or was terminated, other than our Completed Stock Repurchase Program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph

The following graph compares the performance of the Company’s Common Stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index. We calculate year-end values based on the closing prices from the final trading days in December 2005, 2006, 2007, 2008, 2009, and 2010. The graph assumes that $100 was invested on December 31, 2005 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies’ stock performance on the basis of market capitalization at the beginning of each annual period.

The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Health Net	$100.00	$94.39	$93.70	$21.13	$45.18	$52.94
Standard & Poor’s 500 Index	$100.00	$115.78	$122.14	$76.96	$97.33	$112.01
Industry Peer Group Index	$100.00	$93.61	$108.18	$48.72	$62.18	$67.58

All historical performance data reflects the performance of each company’s stock only and does not include the historical performance data of acquired companies.

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

Item 6. Selected Financial Data.

The following selected financial and operating data as of and for the years ended December 31, 2010, 2009, and 2008 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2007 and 2006 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$9,996,888	$12,440,589	$12,392,006	$11,435,314	$10,364,740
Government contracts	3,344,483	3,104,700	2,835,261	2,501,677	2,376,014
Net investment income	71,181	105,930	91,042	120,176	111,042
Administrative services fees and other income	21,133	62,022	48,280	51,104	56,554
Northeast administrative services fees and other	186,167	0	0	0	0

Total revenues	$13,619,852	$15,713,241	$15,366,589	$14,108,271	$12,908,350

INCOME SUMMARY (1):
Net income (loss)	$204,243	$(49,004)	$95,003	$193,697	$329,313

NET INCOME (LOSS) PER SHARE—DILUTED (1):
Net income (loss)	$2.06	$(0.47)	$0.88	$1.70	$2.78

Weighted average shares outstanding:
Diluted	99,232	103,849	107,610	113,829	118,310

BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,022,112	$2,079,815	$2,172,859	$2,564,295	$2,120,844
Total assets	4,131,693	4,282,651	4,816,350	4,933,055	4,297,022
Loans payable—Current	0	104,007	27,335	35,000	200,000
Loans payable—Long term	0	100,000	253,992	112,363	300,000
Senior notes payable	398,685	398,480	398,276	398,071	—
Total stockholders’ equity (2)	1,694,416	1,695,783	1,752,126	1,875,582	1,778,965

OPERATING DATA:
Pretax margin	2.4%	(0.2)%	1.0%	2.5%	3.7%
Western Region Operations health plans services medical care ratio (MCR) (3)	86.6%	86.7%	87.4%	85.4%	83.0%
Government contracts cost ratio	94.7%	94.6%	95.3%	92.2%	94.0%
Western Region Operations G&A expense ratio (3)	8.9%	8.4%	8.3%	11.1%	11.2%
Western Region Operations selling costs ratio (3)	2.4%	2.4%	2.7%	2.9%	2.4%
Western Region Operations health plan services premiums per member per month (PMPM) (3)	$282.57	$272.85	$256.72	$263.54	$243.70
Western Region Operations health plan services costs PMPM (3)	$244.58	$236.61	$224.44	$225.00	$202.22
Net cash provided by (used in) operating activities	$271,422	$247,533	$(158,962)	$605,482	$277,937
Net cash (used in) investing activities	$(200,593)	$(135,174)	$(67,871)	$(230,195)	$(184,879)
Net cash (used in) financing activities	$(403,494)	$(97,757)	$(111,983)	$(73,076)	$(130,737)

(1)	For 2010, includes pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. For 2009, includes pretax charges of $105.9 million for loss on Northeast Sale, $174.9 million of asset impairment on Northeast operations and $123.6 million related to our operations strategy, reductions for litigation reserve true-ups and Northeast Sale-related expenses. For 2008, includes pretax charges of $175.1 million for costs related to our operations strategy, legal and regulatory fees primarily associated with our rescission practices, estimated costs related to the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits, and other-than-temporary impairments of investments. For 2007, includes a $306.8 million pretax litigation and regulatory-related charge. For 2006, includes a $107.2 million pretax charge relating to debt refinancing and litigation. For 2005, includes an $83.3 million pretax charge for litigation and severance.
(2)	No cash dividends were declared in any of the years presented.
(3)	The amounts for 2006 and 2007 are presented for total health plan services and may not be comparable to those for the years ended December 31, 2010, 2009 and 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, Department of Defense, including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network (“MHN”), provides behavioral health, substance abuse and employee assistance programs to approximately 5.4 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We expanded our reportable segments in the quarter ended September 30, 2009 following the execution of the Stock Purchase Agreement in connection with the Northeast Sale. We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below. Prior to the quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations conducted in California, Arizona, Oregon and Washington for our commercial, Medicare (including Part D) and Medicaid health plans, our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. We have approximately 2.9 million medical members (including Medicare Part D members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the U.S. Department of Defense (the “Department of Defense” or “DoD”) under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (“MHS”) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only, or “ASO”. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region. The transition-in period for the T-3 contract contractually commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. We believe that the T-3 contract will be accounted for as an administrative services only contract and are currently evaluating its expected impact on our consolidated results of operations and financial condition in 2011 as well as the related accounting and reporting requirements.

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

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs, and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (“G&A”) and selling expenses. In addition, factors such as state and federal health care reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Western Region Operations reportable segment profitability based on medical care ratio (“MCR”) and pretax income. The MCR is calculated as health plan services expense divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of the MCR and pretax income.

Health plan services premiums include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts, including Medicare Part D, to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily include revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.

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

Health Care Reform Legislation

During the first quarter of 2010, the President signed the ACA into law, which will result in significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. For a description of the provisions of the new legislation and a discussion of the timing of their implementation, see “Item 1. Business—Government Regulation—Federal Legislation and Regulation—Health Care Reform Legislation.”

Various aspects of the health care reform legislation could have an adverse impact on our revenues and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical loss ratios and require premium rate review. We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. Because of the magnitude, scope and complexity of the new legislation, we also will need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.

There are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years including, for example, guidance with respect to the methodology of calculating minimum medical loss ratios. Though the federal government has issued interim final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the interim final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the interim final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined. In October 2010, the NAIC finalized its recommended methodology for calculating the minimum medical loss ratio as required by the ACA. Among other things, the NAIC’s model language provided for capitation expenses to be included, in full, as medical expenses for purposes of the calculation. In December 2010, the U.S. Department of HHS issued interim final rules regarding medical loss ratios, effective as of January 1, 2011, which specified in the preamble that HHS was adopting the NAIC model language. Nonetheless, certain language included in the interim final rules raise a question as to whether or not the NAIC’s methodology was adopted in whole. In the event that the final regulations ultimately issued by HHS are determined to alter the NAIC model for calculating minimum medical loss ratios, it could have an adverse impact on our business and results of operation.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are expected to seek to implement parts of the federal health care reform and even to add new requirements, such as prior approval of rates. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain.

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

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

For additional information on federal and state health care reform and other potential new laws and regulations, as well as discussion of the related risks that we face, see “Item 1. Business—Government Regulation—Federal Legislation and Regulation—Health Care Reform Legislation” and “Item 1A. Risk Factors—“Federal health care reform legislation, as well as potential additional changes in federal or state legislation and regulations, could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”

2010 Financial Performance Summary

Health Net’s financial performance in 2010 is summarized as follows:

•

In the year ended December 31, 2010, we reported net income of $204.2 million or $2.06 per diluted share as compared to a net loss of $(49.0) million or $(0.47) per share, for the same period in 2009. Our operating results for the year ended December 31, 2010 were impacted by pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. For additional information on our operations strategy, see “Item 1A. Risk Factors—If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.” Our operating results for the year ended December 31, 2009 were impacted by pretax charges of $105.9 million loss on sale of our Northeast health plan subsidiaries, $174.9 million of asset impairment on Northeast Operations and $123.6 million in charges related to our operations strategy, reductions for litigation reserve true-ups and Northeast Sale related expenses.

•	Western Region Operations enrollment was 2.9 million as of December 31, 2010, a decrease of 57,000 members, or 1.9 percent, compared to December 31, 2009;

•	Total revenues for the year ended December 31, 2010 decreased by approximately 13 percent to $13.6 billion from the same period in 2009;

•	Western Region Operations segment pretax income decreased to $244.5 million in 2010 compared to $270.3 million in 2009;

•	Government Contracts segment pretax income was $178.7 million and $168.6 million for the years ended December 31, 2010 and 2009, respectively;

•	Northeast Operations segment pretax loss was $(68.7) million in 2010 compared to $(165.6) million in 2009; and

•	Net cash provided by operating activities totaled $271.4 million for the year ended December 31, 2010 compared to $247.5 million for the same period in 2009.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share)
Revenues
Health plan services premiums	$9,996,888	$12,440,589	$12,392,006
Government contracts	3,344,483	3,104,700	2,835,261
Net investment income	71,181	105,930	91,042
Administrative services fees and other income	21,133	62,022	48,280
Northeast administrative services fees and other	186,167	0	0

Total revenues	13,619,852	15,713,241	15,366,589

Expenses
Health plan services (excluding depreciation and amortization)	8,609,117	10,731,951	10,762,657
Government contracts	3,168,160	2,939,722	2,702,573
General and administrative	956,264	1,361,956	1,291,059
Selling	238,759	330,112	360,381
Depreciation and amortization	34,800	53,042	59,878
Interest	34,880	40,887	42,909
Northeast administrative services expenses	279,434	0	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(41,959)	105,931	0
Asset impairments	6,000	174,879	0
Early debt extinguishment charge	3,532	0	0

Total expenses	13,288,987	15,738,480	15,219,457

Income (loss) from operations before income taxes	330,865	(25,239)	147,132
Income tax provision	126,622	23,765	52,129

Net income (loss)	$204,243	$(49,004)	$95,003

Net income (loss) per share:
Basic	$2.08	$(0.47)	$0.89
Diluted	$2.06	$(0.47)	$0.88

Summary of Operating Results

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

In the year ended December 31, 2010, we reported net income of $204.2 million or $2.06 per diluted share as compared to a net loss of $(49.0) million or $(0.47) per share for the same period in 2009. Pretax margin was 2.4 percent for 2010 compared to (0.2) percent for 2009. Our consolidated results of operations for the years ended December 31, 2010 and 2009 were impacted by the Northeast Sale. See Notes 1 and 3 to our consolidated financial statements for more information on the Northeast Sale. The Northeast Operations had a combined pretax loss of $68.7 million for the year ended December 31, 2010 compared to a pretax loss of $165.6 million for the year ended December 31, 2009, reflecting the ongoing run-out and wind-down of the Northeast Operations.

Our total revenues decreased 13.3 percent in the year ended December 31, 2010 to $13.6 billion from $15.7 billion in the same period in 2009. Health plan services premium revenues decreased by approximately 20.0 percent to $10.0 billion in the year ended December 31, 2010, compared with $12.4 billion in the year ended December 31, 2009. Health plan services expenses decreased from $10.7 billion in the year ended December 31 2009 to $8.6 billion in the year ended December 31, 2010. Investment income decreased to $71.2 million in the year ended December 31, 2010 compared with $105.9 million in the year ended December 31, 2009. All of these decreases were primarily due to the Northeast Sale.

Our Government contracts revenues increased 7.7 percent in 2010 to $3.3 billion from $3.1 billion in 2009. The Government contracts cost ratio increased slightly to 94.7 percent in 2010 compared to 94.6 percent in 2009.

Our operating results for the year ended December 31, 2010 were impacted by pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. Our operating results for the year ended December 31, 2009 were impacted by pretax charges of $105.9 million loss on sale of our Northeast health plan subsidiaries, $174.9 million of asset impairment on Northeast Operations and $123.6 million in charges related to our operations strategy, reductions for a litigation reserve true-up and Northeast Sale related expenses.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

In the year ended December 31, 2009, we reported a net loss of $(49.0) million or $(0.47) per share as compared to net income of $95.0 million, or $0.88 per diluted share, for the same period in 2008. Pretax margin was (0.2) percent for 2009 compared to 1.0 percent for 2008. Our operating results for the year ended December 31, 2009 were impacted by pretax charges including: (i) a $105.9 million loss on sale of our Northeast health plan subsidiaries, (ii) $174.9 million of asset impairment on Northeast Operations and (iii) $123.6 million in pretax charges related to our operations strategy and Northeast Sale related expenses, partially offset by reductions for a litigation reserve true-up.

Our 2008 operating results were impacted by pretax charges of $175.1 million primarily for costs related to our operations strategy, legal and regulatory fees primarily associated with our rescission practices, estimated costs related to the settlement agreement for class action lawsuits referred to in this Form 10-K as the McCoy, Wachtel and Scharfman class action lawsuits, and other-than-temporary impairments of investments.

Our total revenues increased 2.3 percent in 2009 to $15.7 billion from $15.4 billion in 2008. Health plan services premium revenues were essentially flat with $12.4 billion in 2009 compared to $12.4 billion in 2008. Health plan services expenses decreased by 30.7 million, or less than 1 percent for 2009 compared to 2008. Our Government contracts revenues increased 9.5 percent in 2009 to $3.1 billion from $2.8 billion in 2008. The Government contracts cost ratio decreased to 94.6 percent in 2009 compared to 95.3 percent in 2008.

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

Days Claims Payable

Days claims payable for the year ended December 31, 2010 was 39.9 days compared with 32.4 days for the year ended December 31, 2009. On an adjusted basis (adjusting for divested businesses, capitation, provider and other claim settlements and Medicare Part D), days claims payable in the year ended December 31, 2010 was 57.2 days compared with 54.2 days in the year ended December 31, 2009.

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

Reconciliation of Days Claims Payable:

			Year ended December 31,
			2010	2009
			(Dollars in millions)
	(1)	Reserve for Claims and Other Settlements	$942.0	$951.7
		Less: Reserve for Claims and Other Settlements for Divested Businesses	—	—
		Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(108.7)	(162.8)

	(2)	Reserve for Claims and Other Settlements—Adjusted	$833.3	$788.9
	(3)	Health Plan Services Cost	$8,609.1	$10,732.0
		Less: Health Plan Services Cost for Divested Businesses	—	(2,123.0)
		Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(3,291.1)	(3,296.0)

	(4)	Health Plan Services Cost—Adjusted	$5,318.0	$5,313.0
	(5)	Number of Days in Period	365	365
=	(1)	/ (3) * (5) Days Claims Payable—(using end of period reserve amount)	39.9	32.4
=	(2)	/ (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	57.2	54.2

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in millions)
Income tax expense	$126.6	$23.8	$52.1
Effective tax rate	38.3%	94.2%	35.4%

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2010 due primarily to state and local taxes.

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2009 due primarily to nondeductible goodwill impairment and the tax benefit associated with the Northeast Sale. The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2008 due primarily to state income taxes, tax-exempt investment income, and a favorable outcome related to prior year nondeductible class action lawsuit expenses.

The effective income tax rate in 2009 is an inverse ratio to the pretax loss. In 2009, we reported a tax expense associated with a pretax loss because a significant portion of the loss on sale of our Northeast health plan subsidiaries and the associated goodwill impairment is nondeductible for tax reporting purposes. The impact of these nondeductible items is also the primary cause of the large change in tax rates between 2010 and 2009 and between 2009 and 2008.

Western Region Operations Reportable Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Western Region Operations Segment Membership

	As of December 31,			Change
				2010 v 2009		2009 v 2008
				Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	2010	2009	2008
	(Membership in thousands)
California
Large Group	843	870	938	(27)	(3.1)%	(68)	(7.2)%
Small Group and Individual	348	357	414	(9)	(2.5)%	(57)	(13.8)%

Commercial Risk	1,191	1,227	1,352	(36)	(2.9)%	(125)	(9.2)%
ASO	0	5	5	(5)	(100.0)%	0	0.0%

Total Commercial	1,191	1,232	1,357	(41)	(3.3)%	(125)	(9.2)%
Medicare Advantage	133	137	133	(4)	(2.9)%	4	3.0%
Medi-Cal/Medicaid	901	857	765	44	5.1%	92	12.0%

Total California	2,225	2,226	2,255	(1)	0%	(29)	(1.3)%

Arizona
Large Group	56	59	77	(3)	(5.1)%	(18)	(23.4)%
Small Group and Individual	41	37	46	4	10.8%	(9)	(19.6)%

Commercial Risk	97	96	123	1	1.0%	(27)	(22.0)%
Medicare Advantage	49	65	67	(16)	(24.6)%	(2)	(3.0)%

Total Arizona	146	161	190	(15)	(9.3)%	(29)	(15.3)%

Oregon (including Washington)
Large Group	51	72	93	(21)	(29.2)%	(21)	(22.6)%
Small Group and Individual	44	46	40	(2)	(4.3)%	6	15.0%

Commercial Risk	95	118	133	(23)	(19.5)%	(15)	(11.3)%
Medicare Advantage	40	25	22	15	60.0%	3	13.6%

Total Oregon (including Washington)	135	143	155	(8)	(5.6)%	(12)	(7.7)%

Total Health Plan Enrollment
Large Group	950	1,001	1,108	(51)	(5.1)%	(107)	(9.7)%
Small Group and Individual	433	440	500	(7)	(1.6)%	(60)	(12.0)%

Commercial Risk	1,383	1,441	1,608	(58)	(4.0)%	(167)	(10.4)%
ASO	0	5	5	(5)	(100.0)%	0	0%

Total Commercial	1,383	1,446	1,613	(63)	(4.4)%	(167)	(10.4)%
Medicare Advantage	222	227	222	(5)	(2.2)%	5	2.3%
Medi-Cal/Medicaid	901	857	765	44	5.1%	92	12.0%
Medicare PDP (stand-alone)	427	460	545	(33)	(7.2)%	(85)	(15.6)%

	2,933	2,990	3,145	(57)	(1.9)%	(155)	(4.9)%

December 31, 2010 Compared to December 31, 2009

Total Western Region Operations enrollment at December 31, 2010 was approximately 2.9 million members, a decrease of 1.9 percent compared with enrollment at December 31, 2009. Total enrollment in our California health plan remained the same at approximately 2.2 million members from December 31, 2009 to December 31, 2010.

Western Region Operations commercial enrollment declined by 4.4 percent from December 31, 2009 to approximately 1.4 million members at December 31, 2010. Enrollment in our large group segment declined by 5.1 percent or 51,000 members to 950,000 members at December 31, 2010. Enrollment in our small group and individual segment in the Western Region Operations decreased by 1.6 percent, from 440,000 members at December 31, 2009 to 433,000 members at December 31, 2010, consistent with the overall weak employment levels in our Western markets. Partially offsetting the decrease in membership from the weak economy was a 15.2 percent increase, or 42,000 new members, in our tailored network products from December 31, 2009 to December 31, 2010. As of December 31, 2010, tailored network products accounted for 23 percent of our Western Region Operations commercial enrollment compared with 19 percent at December 31, 2009.

Enrollment in our Medicare Advantage plans in the Western Region Operations at December 31, 2010 was 222,000 members, a decrease of 2.2 percent compared with December 31, 2009. The decline in Medicare Advantage membership was due to a loss of 16,000 members in Arizona and 4,000 members in California, partially offset by a gain of 15,000 members in Oregon. Membership in our Medicare PDP plans was 427,000 at December 31, 2010, a 7.2 percent decrease compared with December 31, 2009. This decline in Medicare PDP membership was primarily driven by the suspension of the auto-assignment of LIS-eligible Medicare beneficiaries under CMS’ LIS auto-assignment process, effective February 1, 2010 and changes in our termination policy for nonpayment of member premiums.

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, MAPD and PDP products. These sanctions relate to our compliance with certain Medicare rules and regulations. While we cannot enroll new members into these products until CMS lifts the sanctions, the enrollment status of our current members, including PDP and MAPD members, is not impacted by this action. We continue to provide benefits to and serve our current PDP and MAPD members, and are actively working with CMS to resolve their concerns. Prior to the sanctions imposed by CMS, our Medicare Part D plans were offered in 49 states and the District of Columbia in 2010, and were offered in all 50 states and the District of Columbia in the year ended December 31, 2009. See “Item 1A. Risk Factors—Medicare programs represent a significant portion of our business and are subject to risk.”

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medi-Cal enrollment as of December 31, 2010, increased by 44,000 members or 5.1 percent, from December 31, 2009 to 901,000 members. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to continuing high unemployment and downturn in economic conditions.

December 31, 2009 Compared to December 31, 2008

Total Western Region Operations enrollment at December 31, 2009 was approximately 3.0 million members, a decrease of 4.9 percent compared with enrollment at December 31, 2008. Total enrollment in our California health plan decreased 1.3 percent from December 31, 2008 to December 31, 2009.

Western Region Operations commercial enrollment declined by 10.4 percent from December 31, 2008 to approximately 1.4 million members on December 31, 2009. Small group and individual enrollment in the Western Region Operations decreased by 12.0 percent, from 500,000 at December 31, 2008 to 440,000 at December 31, 2009, and our large group enrollment declined by 9.7 percent, from 1.1 million members in 2008 to 1.0 million members in 2009. These declines were primarily driven by the weak economic environment.

Enrollment in our Medicare Advantage plans in our Western Region Operations at December 31, 2009 was 227,000 members, an increase of 2.3 percent compared with December 31, 2008. Membership in our Medicare PDP plans was 460,000 at the end of 2009, a 15.6 percent decrease compared with the end of 2008. This decline in Medicare PDP membership was primarily driven by our pricing discipline strategy at that time.

Medicaid enrollment in California on December 31, 2009, increased by 92,000 members or 12.0 percent, from December 31, 2008 to 857,000 members as a result of higher enrollment in the Fresno, Los Angeles and Sacramento counties and in the Healthy Families program.

Western Region Operations Segment Results

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share and PMPM data)
Health plan services premiums	$9,925,738	$9,850,783	$9,590,319
Net investment income	70,279	67,568	75,895
Administrative services fees and other income	26,547	38,737	35,920

Total revenues	10,022,564	9,957,088	9,702,134
Health plan services	8,591,161	8,542,361	8,384,497
General and administrative	881,759	833,476	800,533
Selling	235,608	233,278	262,033
Depreciation and amortization	34,634	36,745	34,553
Interest	34,880	41,015	41,401

Total expenses	9,778,042	9,686,875	9,523,017

Income from operations before income taxes	244,522	270,213	179,117
Income tax provision	91,709	100,842	71,146

Net income	$152,813	$169,371	$107,971

Pretax margin	2.4%	2.7%	1.8%
Commercial premium yield	7.9%	9.4%	6.2%
Commercial premium PMPM (d)	$340.81	$315.73	$288.47
Commercial health care cost trend	7.1%	9.6%	9.9%
Commercial health care cost PMPM (d)	$293.51	$274.05	$250.00
Commercial MCR (e)	86.1%	86.8%	86.7%
Medicare Advantage MCR (e)	88.8%	88.1%	90.6%
Medicare Part D MCR (e)	77.2%	78.4%	88.2%
Medicaid MCR (e)	87.7%	86.6%	84.0%
Health plan services MCR (a)	86.6%	86.7%	87.4%
G&A expense ratio (b)	8.9%	8.4%	8.3%
Selling costs ratio (c)	2.4%	2.4%	2.7%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare Part D, or Medicaid health care cost divided by commercial, Medicare Advantage, Medicare Part D, or Medicaid premium, as applicable.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Revenues

Total revenues in the Western Region Operations in the year ended December 31, 2010 were flat at $10.0 billion compared to the same period in 2009. Health plan services premiums revenues in the Western Region Operations increased less than 1 percent to $9.9 billion for the year ended December 31, 2010 compared to the same period in 2009.

Investment income in the Western Region Operations increased to $70.3 million for the year ended December 31, 2010 from $67.6 million for the same period in 2009 due to the strong performance of our investment portfolio and gains taken during the year.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $8.6 billion for the year ended December 31, 2010 compared to $8.5 billion for the year ended December 31, 2009.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 7.9 percent to approximately $341 for the year ended December 31, 2010 compared with approximately $316 in the same period of 2009. This increase is due to continued pricing discipline.

Commercial health care costs PMPM in the Western Region Operations increased by 7.1 percent to approximately $294 in the year ended December 31, 2010 compared to an increase of 9.6 percent to approximately $274 in the year ended December 31, 2009. The commercial health care cost trend continued to increase for 2010, but at a slower rate than 2009, as 2009 was impacted by higher utilization related to the H1N1 flu and COBRA.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 86.6 percent for the year ended December 31, 2010 compared with 86.7 percent for the year ended December 31, 2009.

The Western Region Operations commercial MCR was 86.1 percent for the year ended December 31, 2010, compared with 86.8 percent for the year ended December 31, 2009. The 70 basis point reduction for the year ended December 31, 2010 is primarily due to our continuing pricing and underwriting discipline and more moderate health care cost increases.

The Medicare Advantage MCR in the Western Region Operations was 88.8 percent for the year ended December 31, 2010 compared with 88.1 percent for the year ended December 31, 2009. This increase in the Medicare Advantage MCR is due to a higher than expected health care cost trend.

The Medicare Part D MCR was 77.2 percent for the year ended December 31, 2010 compared with 78.4 percent for the same period in 2009. The 120 basis point improvement is consistent with our 2010 bid strategy.

Medicaid MCR was 87.7 percent for the year ended December 31, 2010 compared with 86.6 percent for the year ended December 31, 2009. This increase is due to higher inpatient hospital and physician costs.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $881.8 million for the year ended December 31, 2010 compared with $833.5 million for the year ended December 31, 2009. The G&A expense ratio increased 50 basis points from 8.4 percent for the year ended December 31, 2009 to 8.9 percent for the year ended December 31,

2010, and is primarily due to increases in claims and enrollment processing fees and other outsourcing costs and higher investments in information technology as we prepare for health care reform.

Selling expense in our Western Region Operations was $235.6 million for the year ended December 31, 2010 compared with $233.3 million for the year ended December 31, 2009. The selling costs ratio was flat at 2.4 percent for each of the years ended December 31, 2010 and 2009.

Interest expense was $34.9 million for the year ended December 31, 2010 compared with $41.0 million for the year ended December 31, 2009. The decline is due to the decrease in our total outstanding debt, including the retirement of our amortizing financing facility in May 2010. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues

Total revenues in the Western Region Operations increased 2.6 percent to $10.0 billion for the year ended December 31, 2009 compared to the same period in 2008. Health plan services premiums revenues in the Western Region Operations increased 2.7 percent to $9.9 billion for the year ended December 31, 2009 compared to the same period in 2008 primarily due to Medicare premium rate increases and an increase in Medicaid membership, partially offset by lower commercial membership.

Investment income in the Western Region Operations decreased to $67.6 million for the year ended December 31, 2009 from $75.9 million for the same period in 2008 due to lower interest rates.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $8.5 billion for the year ended December 31, 2009 compared to $8.4 billion for the year ended December 31, 2008.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 9.4 percent to approximately $316 for the year ended December 31, 2009 compared with approximately $288 in the same period of 2008.

The Western Region Operations commercial health care costs PMPM increased by 9.6 percent to approximately $274 for the year ended December 31, 2009, compared with approximately $250 for the year ended December 31, 2008. The increases in the commercial health care cost trend on a PMPM basis for the year ended December 31, 2009 were primarily due to higher utilization related to the H1N1 flu and COBRA.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 86.7 percent for the year ended December 31, 2009 compared with 87.4 percent for the year ended December 31, 2008.

The Western Region Operations commercial MCR was 86.8 percent for the year ended December 31, 2009, compared with 86.7 percent for the year ended December 31, 2008. This increase was primarily due to higher utilization related to the H1N1 flu and COBRA.

The Medicare Advantage MCR in the Western Region Operations was 88.1 percent for the year ended December 31, 2009 compared with 90.6 percent for the year ended December 31, 2008. The Medicare Part D

MCR was 78.4 percent for the year ended December 31, 2009 compared with 88.2 percent for the same period in 2008. These decreases in MCR were due to increases in premium yield outpacing increases in the health care cost trend.

Medicaid MCR was 86.6 percent for the year ended December 31, 2009 compared with 84.0 percent for the year ended December 31, 2008. This increase was primarily driven by physician and hospital costs.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $833.5 million for the year ended December 31, 2009 compared with $800.5 million for the year ended December 31, 2008. The G&A expense ratio increased 10 basis points to 8.4 percent for the year ended December 31, 2009.

Selling expense in our Western Region Operations was $233.3 million for the year ended December 31, 2009 compared with $262.0 million for the year ended December 31, 2008. The selling costs ratio was 2.4 percent for the year ended December 31, 2009 compared to 2.7 percent in the same period in 2008. The decrease was primarily driven by declines in our commercial membership as well as growth of our Medicaid business, which generally has lower broker and sales commissions.

Interest expense was $41.0 million for the year ended December 31, 2009 compared with $41.4 million for the year ended December 31, 2008. The decrease was primarily due to lower interest rates.

Government Contracts Reportable Segment

Government Contracts Segment Membership

	2010	2009	2008
	(Membership in thousands)
Membership under North Region TRICARE contract	3,090	3,067	3,004

Under our current TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of December 31, 2010 and December 31, 2009. Included in the 3.1 million eligibles as of December 31, 2010 were 1.8 million TRICARE eligibles for whom we provide health care and administrative services and 1.3 million other MHS-eligible beneficiaries for whom we provide administrative services only. As of December 31, 2010 and 2009, there were approximately 1.5 million TRICARE eligibles enrolled in TRICARE Prime under our North Region contract.

Our current TRICARE North Region contract was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March 2010, we were notified that the TMA exercised its options to extend the TRICARE North Region contract for option period 7 and option period 8. The exercise of these option periods extends our TRICARE North Region contract through March 31, 2011. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region, and health care delivery under the new contract is scheduled to commence on April 1, 2011.

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 18,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Government contracts revenues	3,344,483	3,104,700	2,835,261
Government contracts costs	3,165,747	2,936,090	2,702,573

Income from operations before income taxes	178,736	168,610	132,688
Income tax provision	73,197	69,102	54,437

Net income	$105,539	$99,508	$78,251

Government contracts cost ratio	94.7%	94.6%	95.3%

Government contracts cost ratio is calculated as government contracts costs divided by government contracts revenues.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Government contracts revenues increased by $239.8 million, or 7.7 percent, for the year ended December 31, 2010 as compared to the same period in 2009. Government contracts costs increased by $229.7 million or 7.8 percent for the year ended December 31, 2010 as compared to the same period in 2009. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract and growth in the family counseling business with the DoD. The Government contracts cost ratio was 94.7 percent and 94.6 percent for the years ended December 31, 2010 and 2009, respectively.

Our current TRICARE contract for the North Region includes a target cost and underwriting fee for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million. As a result of changes in the estimate during the year ended December 31, 2009, we recognized an increase in revenue of $40 million and an increase in cost of $49 million. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million and an increase in cost of $22 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Government contracts revenues increased by $269.4 million, or 9.5 percent, for the year ended December 31, 2009 as compared to the same period in 2008. Government contracts costs increased by $233.5 million, or 8.6 percent for the year ended December 31, 2009 as compared to the same period in 2008. The increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract, Option Period 6, and growth in the family counseling business with the DoD.

The Government contracts ratio decreased from 95.3 percent in 2008 to 94.6 percent in 2009 primarily due to growth in the family counseling business with the DoD and lower health care cost trends in the fourth quarter of 2009.

Northeast Operations Reportable Segment Results

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Health plan services premiums	$71,150	$2,589,806	$2,801,687
Net investment income	902	38,362	29,789
Administrative services fees and other income	46	23,285	15,760
Northeast administrative services fees and other	186,167	0	0

Total revenues	258,265	2,651,453	2,847,236
Health plan services	64,465	2,194,389	2,340,664
General and administrative	15,665	403,683	370,985
Selling	3,151	96,834	98,348
Depreciation and amortization	166	16,297	25,325
Interest	0	(128)	1,508
Northeast administrative services expenses	279,434	0	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(41,959)	105,931	0
Asset impairment	6,000	0	0

Total expenses	326,922	2,817,006	2,836,830

(Loss) income from operations before income taxes	(68,657)	(165,553)	10,406
Income tax benefit	(29,256)	(42,361)	(2,506)

Net (loss) income	$(39,401)	$(123,192)	$12,912

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The Northeast Operations had approximately $258.3 million and $2,651.5 million in total revenues in the years ended December 31, 2010 and 2009, respectively, which represent 2 percent and 17 percent of our total revenues for the years ended December 31, 2010 and 2009, respectively. The Northeast Operations had a pretax loss of $68.7 million for the year ended December 31, 2010 compared to a pretax loss of $165.6 million for the year ended December 31, 2009. Our operating results for the year ended December 31, 2010 were impacted by a $6.0 million goodwill impairment, reduced by a $42.0 million adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the goodwill impairment and the adjustment to loss on sale of our Northeast health plan subsidiaries. Our operating results for the year ended December 31, 2009 were impacted by a $105.9 million loss on the sale of our Northeast health plan subsidiaries.

The Northeast Operations had $71.2 million of health plan services premiums and $64.5 million of health plan services costs for the year ended December 31, 2010. We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until they are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to remain in effect through the second quarter of 2011. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $186.2 million and $279.4 million for the year ended December 31, 2010, respectively, and they are shown separately in the accompanying consolidated statements of operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The Northeast Operations had approximately $2,651.5 million and $2,847.2 million in total revenues in the years ended December 31, 2009 and 2008, respectively, which represent 17 percent and 19 percent of our total revenues for the years ended December 31, 2009 and 2008, respectively. The Northeast Operations had a pretax loss of $165.6 million for the year ended December 31, 2009 and pretax income of $10.4 million for the year ended December 31, 2008. Our operating results for the year ended December 31, 2009 were impacted by a $105.9 million loss on the sale of our Northeast health plan subsidiaries.

The Northeast Operations health plan services premium revenues decreased $211.9 million, or 8 percent, for the year ended December 31, 2009 as compared to the same period in 2008. The Northeast health plan services costs decreased by $146.3 million, or 6 percent for the year ended December 31, 2009 as compared to the same period in 2008. These decreases are primarily attributable to the Northeast Sale on December 11, 2009.

Corporate/Other

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Charges included in net investment income	$0	$0	$(14,642)
Charges included in administrative services fees and other income	(5,460)	0	(3,400)
Charges included in health plan services costs	(46,509)	(4,799)	37,496
Charges included in government contract costs	2,413	3,632	0
Charges included in G&A	58,840	124,797	119,541
Early debt extinguishment charge	3,532	0	0
Asset impairment	0	174,879	0

Loss from operations before income taxes	(23,736)	(298,509)	(175,079)
Income tax benefit	(9,028)	(103,818)	(70,948)

Net loss	$(14,708)	$(194,691)	$(104,131)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments. See Note 14—Segment Information to our consolidated financial statements for discussion on changes to our reportable segments and segment profit/(loss) measurement.

Our operating results for the year ended December 31, 2010 were impacted by $61.2 million in pretax costs related to our operations strategy and other cost management initiatives, $9.0 million in early debt extinguishment and related interest rate swap termination costs reduced by a $46.5 million benefit from litigation reserve true-ups. See Note 2 for more information regarding the litigation reserve true-ups. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information regarding the early debt extinguishment charge.

Our operating results for the year ended December 31, 2009 included $123.6 million in pretax costs relating to our operations strategy and reductions from litigation reserve true-ups. In 2009, we recorded a $174.9 million pretax asset impairment charge as a result of entering into the Stock Purchase Agreement with United. See Note 3 to our consolidated financial statements for more information on the Northeast Sale and see Note 2 for more information regarding the impairments of goodwill and other assets.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our operating results for the year ended December 31, 2009 included a $174.9 million pretax asset impairment charge as a result of entering into the Stock Purchase Agreement with United. Our operating results for the year ended December 31, 2009 also included $123.6 million in pretax expenses for severance charges and other costs associated with our operations strategy and reductions from litigation reserve true-ups.

Our operating results for the year ended December 31, 2008 included $119.6 million pretax charges recorded as part of G&A expenses primarily for severance and other costs associated with our operations strategy. This amount also includes attorney’s fees and regulatory fines associated with our rescission practices and in connection with the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits. Our operating results for the year ended December 31, 2008 also included $37.5 million recorded as part of health plan services expenses for estimated litigation and regulatory actions related to our rescission practices in Arizona and California and claim-related matters in connection with the settlement agreement for the McCoy, Wachtel and Scharfman class action lawsuits, $14.6 million loss from other-than-temporary impairments in our available-for-sale investments and money market funds recorded in net investment income, and $3.4 million impairment of assets of a small, non-core subsidiary recorded in administrative services fees and other income.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of December 31, 2010, the fair value of the investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $8.8 million, or less than 1% of the total investments available–for-sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment holdings are comprised of investment grade securities with an average rating of “AA” and “Aa2” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. Our investment portfolio includes $648.2 million, or 39% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $535.9 million, or 32% of our portfolio holdings of obligations of state and other political subdivisions. Such amount consists of current and non-current obligations of $527.1 million or 98%, and $8.8 million or 2% of the total obligations of state and other political subdivisions, respectively. Our investment portfolio also includes $9.9 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At December 31, 2010, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $14.1 million as of December 31, 2010, and $13.3 million as of December 31, 2009. Included in the gross unrealized losses as of December 31, 2010 and December 31, 2009 are $1.7 million and $2.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the year ended December 31, 2010. During the year ended December 31, 2009, we recognized an other-than-temporary impairment loss of $60,000.

Liquidity

We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to operate and develop health care-related businesses at least for the next 12 months. We regularly evaluate cash requirements for current operations and commitments, and for capital acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $121.0 million as of December 31, 2010 and $102.7 million as of December 31, 2009. The receivable from DHS related to our California Medicaid business was $112.3 million as of December 31, 2010 and $82.2 million as of December 31, 2009. Our receivable from the DoD for the TRICARE contract for the North Region were $266.5 million and $270.8 million as of December 31, 2010 and December 31, 2009, respectively. The timing of collection of such receivables is impacted by government audit and negotiation, as well as the budget process, and can extend for periods beyond a year.

During 2010, we recognized $23.7 million in pretax charges primarily related to our operations strategy and other cost management initiatives, reductions for litigation reserve true-ups, and Northeast Sale related expenses.

The majority of these charges, including the litigation reserve true-ups which was a non-cash charge, was settled in cash and was funded by cash flow from operating activities. For additional information regarding these charges, see “—Summary of Operating Results” above.

Our total cash and cash equivalents as of December 31, 2010 and 2009 were $350.1 million and $682.8 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	2010	2009	2008
	(Dollars in millions)
Net cash provided by (used in) operating activities	$271.4	$247.5	$(159.0)
Net cash (used in) investing activities	(200.6)	(135.1)	(67.8)
Net cash (used in) financing activities	(403.5)	(97.8)	(112.0)

Net (decrease) increase in cash and cash equivalents	$(332.7)	$14.6	$(338.8)

Operating Cash Flows

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities increased by $23.9 million for the year ended December 31, 2010 compared to the same period in 2009. This increase was primarily due to a $76 million increase in prepaid commercial premiums partially offset by a $36 million increase in our CMS catastrophic and low-income subsidies receivable.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in investing activities increased by $65.4 million compared to the year ended December 31, 2009. This increase is primarily due to $302 million increase in net purchases of investments in available-for-sale securities, partially offset by a $250 million increase in cash related to the sale of the Northeast operations (comprised of $80 million received from United for additional sale consideration and approximately $170 million net cash used in the sale of the Northeast operations in 2009).

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

Financing Activities

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in financing activities increased by $305.7 million primarily due to a $222.7 million increase in stock repurchases, an $81.8 million increase in amounts paid under our amortizing financing facility due to the termination and payoff of that facility, and a $50.0 million increase in net repayments under our revolving credit facility, partially offset by an increase in checks outstanding, net of deposits of $45.9 million.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net cash used in financing activities decreased by $14.2 million primarily due to a $229.0 million decrease in cash used for share repurchases offset by a $208.7 million increase in net cash used in borrowings.

Capital Structure

Our debt-to-total capital ratio was 19.0 percent as of December 31, 2010 compared with 26.2 percent as of December 31, 2009. This decrease was the result of lower borrowings under our revolving credit facility and the repayment of our amortizing financing facility in May 2010. See “—Termination of Amortizing Financing Facility” below for additional information.

Stock Repurchase Program

We completed our Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program. As of December 31, 2010 we had repurchased 5,875,757 shares of our common stock for aggregate consideration of approximately $150.2 million under our New Stock Repurchase Program. During January, 2011, we repurchased an additional 1,211,720 shares of our common stock for aggregate consideration of $34.3 million under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program was $149.8 million as of December 31, 2010, and $115.5 million as of January 31, 2011.

As of December 31, 2010, we had repurchased a cumulative aggregate of 46,618,636 shares of our common stock under our stock repurchase programs at an average price of $32.39 per share for aggregate consideration of $1.5 billion. We used net free cash available, including proceeds from the Northeast Sale and cash at Health Net, Inc., to fund the share repurchases. For additional information on our Completed Stock Repurchase Program and our New Stock Repurchase Program, see Note 9 of our consolidated financial statements.

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. We paid a total of $116.8 million to retire the facility, which included the outstanding balance of $113.8 million and a $3.0 million call premium. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay the financing facility. See Note 2 to our consolidated financial statements for information on the termination of the interest rate swap agreement that we entered into in 2007 in connection with the amortizing financing facility (“2007 Swap”). The 2007 Swap was terminated in connection with the termination of our amortizing financing facility.

Senior Notes

We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”).

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and

Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2010, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Revolving Credit Facility

We have a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. Our revolving credit facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sub-limit for the issuance of standby letters of credit and a $50 million sub-limit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The revolving credit facility matures on June 25, 2012.

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

As of December 31, 2010, we were in compliance with all covenants under our revolving credit facility.

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2010, we had outstanding an aggregate of $249.1 million in letters of credit. There were no amounts outstanding under the revolving credit facility as of December 31, 2010. As a result, the maximum amount available for borrowing under the revolving credit facility was $650.9 million as of December 31, 2010, and no amount had been drawn on the letters of credit. As of the filing date of this report, we had no outstanding borrowings under the revolving credit facility.

Interest Rate Swap Contract

On June 30, 2010, we terminated the interest rate swap agreement that we entered into on March 12, 2009 (“2009 Swap”). The 2009 Swap was designed to reduce variability in our net income due to changes in variable interest rates. We recognized a pretax loss of $0.2 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2009 Swap, which is included in our administrative services fees and other income for the year ended December 31, 2010.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2010, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At December 31, 2010, we had sufficient capital to exceed 400% of ACL.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2010, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through the filing date of this report.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2010 are summarized below for the years ending December 31:

	Total	2011	2012	2013	2014	2015	Thereafter
	(Dollars in Millions)
Fixed-rate borrowing principal (c)	$400.0	$0.0	$0.0	$0.0	$0.0	$0.0	$400.0
Fixed-rate borrowing interest	162.7	25.5	25.5	25.5	25.5	25.5	35.2
Operating leases	232.1	61.5	44.5	37.2	35.4	28.3	25.2
Long-term purchase obligations	367.2	155.5	107.0	84.4	17.0	3.3	0.0
Uncertain tax positions liability, including interest and penalties (b)	3.1	3.1	0.0	0.0	0.0	0.0	0.0
Deferred compensation	47.6	4.9	3.9	3.0	2.5	2.3	31.0	(a)
Estimated future payments for pension and other benefits	32.9	1.8	2.1	2.4	3.9	3.9	18.8	(a)

(a)	Represents estimated future payments from 2016 through 2020.
(b)	The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $21.6 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.
(c)	These amounts are based on stated terms and expected payments. As such, they differ from the amounts reported on our consolidated balance sheet and notes, which are reported consistently with the financial reporting and classification requirements.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

Long-Term Purchase Obligations and Commitments

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2010.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately two years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total estimated future commitments under these agreements are $45.9 million and are included in the table above.

We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately three years, and total estimated future commitments under the agreement are approximately $174.5 million.

We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (“Cognizant”) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately three years, and the total estimated future commitments under the agreement are approximately $29.7 million.

We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately four years, and the total estimated future commitments under the agreement are approximately $23.4 million.

Under the Stock Purchase Agreement, we retain financial responsibility for the profits or losses, subject to specified adjustments, of the Acquired Companies for the period beginning on the closing date and ending on the earlier of (i) the second anniversary of the closing date and (ii) the date that all of the United Administrative Services Agreements are terminated. We expect the United Administrative Services Agreements to be in effect through the second quarter of 2011, and anticipate that these profits or losses and the other expenses we incur in performing the administrative services could be significant. See “Item 1. Business—Segment Information—Northeast Operations Segment” for additional information.

We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2010. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Surety Bonds

In order to secure judgment pending our appeal in the AmCareco litigation, we obtained surety bonds totaling $114.7 million, which are further secured by letters of credit issued in December 2005 in the amounts of $88.1 million. No amounts had been drawn on the bonds or the letters of credit as of December 31, 2010. See Notes 6 and 13 to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto. See Note 6 - Financing Arrangements to the consolidated financial statements for a discussion on our letters of credit.

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

Approximately 43%, 39%, and 37% in 2010, 2009 and 2008, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including recently proposed Risk Adjustment Data Validation (“RADV”) Audit and recently enacted Patient Protection and Affordable Care Act, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

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

Reserves for claims and other settlements include reserves for claims (incurred but not reported claims (“IBNR”) and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. As of December 31, 2010, 77% of reserves for claims and other settlements were attributed to claims reserves. See Note 16 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(46.2) million
1%	$(23.5) million
(1)%	$24.4 million
(2)%	$49.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$23.8 million
1%	$11.9 million
(1)%	$(11.9) million
(2)%	$(23.8) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held a premium deficiency reserve of $0.4 million as of December 31, 2010.

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

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. Under our TRICARE contract for the North Region we recognize amounts receivable and payable under the government contracts related to estimated health care IBNR expenses which are reported separately on the accompanying consolidated balance sheet as of December 31, 2010. These amounts are the same since all of the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

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

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2010 for our Western Region Operations and Northeast Operations reporting units. As a result, we recorded an impairment of $6 million related to the goodwill for our Northeast Operations in the three months ended June 30, 2010. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Northeast Operations was impaired and that the carrying value of the Western Region Operations was not impaired. The ratio of the carrying value of our Western Region Operations to its fair value was approximately 80%. In the second step, we measured the amount by comparing the implied value of the Northeast Operations’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the Northeast Operations’ goodwill was zero, which resulted in an impairment charge for the total carrying value of $6 million.

We also re-evaluated the useful lives of our other intangible assets and determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

In connection with the then pending Northeast Sale, we previously assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we were required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result, in the year ended December 31, 2009, we recorded goodwill impairment of $137.0 million, impairments of other intangible assets of $6.3 million and impairments of property and equipment of $31.6 million.

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

During the year ended December 31, 2010, we recorded $1.4 million in impairment charges to general and administrative expenses for software under development, cabling and leasehold improvements.

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

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination, in accordance with the Income Taxes Topic of the FASB

Accounting Standards Codification. The interpretation requires us to analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. The interpretation also requires that any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements be recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2010. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $13.8 million as of December 31, 2010.

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

Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to the consolidated financial statements). All of our investment securities are fixed income securities. Approximately 39% of our available-for-sale investment securities are asset-backed securities (ABS)/mortgage-backed securities (MBS). Approximately 81% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase.

However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.

Borrowings under our revolving credit facility, which there were none as of December 31, 2010, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2010 was approximately $401.2 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2010. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2010.

	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	25.5	25.5	25.5	25.5	25.5	35.2	162.7

Cash outflow on fixed-rate borrowing	$25.5	$25.5	$25.5	$25.5	$25.5	$435.2	$562.7

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc., and subsidiaries (“the Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 27, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

February 27, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference and made a part hereof.

On June 7, 2010, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December  31, 2010. Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2010. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Financial Statements, Schedule and Exhibits

1. Financial Statements

The financial statements listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Public Accounting Firm are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedule

The financial statement schedule listed on the accompanying Index to Consolidated Financial Statements set forth on page F-1 and covered by the Report of Independent Registered Public Accounting Firm are incorporated into this Item 15(a) by reference and filed as part of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the Consolidated Financial Statements Schedule and is incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

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

Signature	Title	Date

/S/ JAY M. GELLERT Jay M. Gellert	President and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2011

/S/ JOSEPH C. CAPEZZA Joseph C. Capezza	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2011

/s/ MARY ANNE CITRINO Mary Anne Citrino	Director	February 22, 2011

/s/ THEODORE F. CRAVER, JR. Theodore F. Craver, Jr.	Director	February 22, 2011

/S/ VICKI B. ESCARRA Vicki B. Escarra	Director	February 22, 2011

/S/ GALE S. FITZGERALD Gale S. Fitzgerald	Director	February 22, 2011

/S/ PATRICK FOLEY Patrick Foley	Director	February 22, 2011

/S/ ROGER F. GREAVES Roger F. Greaves	Director	February 22, 2011

/S/ BRUCE G. WILLISON Bruce G. Willison	Director	February 22, 2011

/s/ FREDERICK C. YEAGER Frederick C. Yeager	Director	February 22, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Page F-1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2011

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Health plan services premiums	$9,996,888	$12,440,589	$12,392,006
Government contracts	3,344,483	3,104,700	2,835,261
Net investment income	71,181	105,930	91,042
Administrative services fees and other income	21,133	62,022	48,280
Northeast administrative services fees and other	186,167	0	0

Total revenues	13,619,852	15,713,241	15,366,589

Expenses
Health plan services (excluding depreciation and amortization)	8,609,117	10,731,951	10,762,657
Government contracts	3,168,160	2,939,722	2,702,573
General and administrative	956,264	1,361,956	1,291,059
Selling	238,759	330,112	360,381
Depreciation and amortization	34,800	53,042	59,878
Interest	34,880	40,887	42,909
Northeast administrative services expenses	279,434	0	0
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(41,959)	105,931	0
Asset impairments	6,000	174,879	0
Early debt extinguishment charge	3,532	0	0

Total expenses	13,288,987	15,738,480	15,219,457

Income (loss) from operations before income taxes	330,865	(25,239)	147,132
Income tax provision	126,622	23,765	52,129

Net income (loss)	$204,243	$(49,004)	$95,003

Net income (loss) per share:
Basic	$2.08	$(0.47)	$0.89
Diluted	$2.06	$(0.47)	$0.88
Weighted average shares outstanding:
Basic	98,232	103,849	106,532
Diluted	99,232	103,849	107,610

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$350,138	$682,803
Investments-available- for-sale (amortized cost: 2010-$1,653,502, 2009-$1,372,090)	1,663,218	1,376,142
Premiums receivable, net of allowance for doubtful accounts (2010-$6,613, 2009-$6,283)	298,892	288,719
Amounts receivable under government contracts	266,456	270,810
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	284,247	281,140
Other receivables	136,323	111,608
Deferred taxes	45,769	46,527
Other assets	182,252	187,086

Total current assets	3,227,295	3,244,835
Property and equipment, net	123,137	131,480
Goodwill	605,886	611,886
Other intangible assets, net	24,217	28,108
Deferred taxes	50,648	89,479
Investments-available-for-sale-noncurrent (amortized cost: 2010-$10,447, 2009-$23,626)	8,756	20,870
Other noncurrent assets	91,754	155,993

Total Assets	$4,131,693	$4,282,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$942,024	$951,655
Health care and other costs payable under government contracts	113,865	90,815
IBNR health care costs payable under TRICARE North contract	284,247	281,140
Unearned premiums	158,493	135,772
Loans payable and other financing arrangement	0	104,007
Accounts payable and other liabilities	402,024	366,125

Total current liabilities	1,900,653	1,929,514
Senior notes payable	398,685	398,480
Borrowings under revolving credit facility	0	100,000
Other noncurrent liabilities	137,939	158,874

Total Liabilities	2,437,277	2,586,868

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2010- 145,121 shares; 2009-144,175 shares )	145	154
Additional paid-in capital	1,221,301	1,190,203
Treasury common stock, at cost (2010- 50,474 shares of common stock; 2009-41,020 shares of common stock)	(1,626,856)	(1,389,722)
Retained earnings	2,099,339	1,895,096
Accumulated other comprehensive income	487	52

Total Stockholders’ Equity	1,694,416	1,695,783

Total Liabilities and Stockholders’ Equity	$4,131,693	$4,282,651

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2008	143,477	$144	$1,151,251	(33,178)	$(1,123,750)	$1,849,097	$(1,160)	$1,875,582
Comprehensive income:
Net income						95,003		95,003
Change in unrealized loss on investments, net of tax impact of $4,319							(7,207)	(7,207)
Defined benefit pension plans:
Prior service cost and net loss							1,501	1,501

Total comprehensive income								89,297

Exercise of stock options and vesting of restricted stock units	276		6,679					6,679
Share-based compensation expense			24,065					24,065
Tax benefit related to equity compensation plans			72					72
Repurchases of common stock and accelerated stock repurchase agreement				(6,867)	(243,569)			(243,569)

Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive income:
Net loss						(49,004)		(49,004)
Change in unrealized gain on investments, net of tax impact of $4,882							8,241	8,241
Defined benefit pension plans:
Prior service cost and net loss							(1,323)	(1,323)

Total comprehensive income								(42,086)

Exercise of stock options and vesting of restricted stock units	422	10	1,344					1,354
Share-based compensation expense			11,714					11,714
Tax detriment related to equity compensation plans			(4,922)					(4,922)
Repurchases of common stock				(975)	(22,403)			(22,403)

Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						204,243		204,243
Change in unrealized gain on investments, net of tax impact of $2,424							4,304	4,304
Defined benefit pension plans:
Prior service cost and net loss							(3,869)	(3,869)

Total comprehensive income								204,678

Exercise of stock options and vesting of restricted stock units	946	(9)	3,653					3,644
Share-based compensation expense			33,112					33,112
Tax detriment related to equity compensation plans			(5,667)					(5,667)
Repurchases of common stock				(9,454)	(237,134)			(237,134)

Balance as of December 31, 2010	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204,243	$(49,004)	$95,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	34,800	53,042	59,878
Asset and investment impairment charges	6,000	187,263	47,869
Loss (adjustment to loss) on sale of business	(41,959)	105,931	0
Share-based compensation expense	33,112	11,714	24,065
Deferred income taxes	37,164	(1,913)	15,420
Excess tax benefit on share-based compensation	(571)	(23)	(815)
Net realized (gain) loss on investments	(23,019)	(45,319)	4,331
Other changes	(21,413)	26,690	(10,307)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	12,548	(26,644)	(39,271)
Other current assets, receivables and noncurrent assets	(6,357)	164,740	(153,310)
Amounts receivable/payable under government contracts	27,404	(8,602)	(50,431)
Reserves for claims and other settlements	(9,631)	(162,735)	37,717
Accounts payable and other liabilities	19,101	(7,607)	(189,111)

Net cash provided by (used in) operating activities	271,422	247,533	(158,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,118,957	1,785,741	1,219,291
Maturities of investments	199,425	191,597	257,149
Purchases of investments	(1,582,851)	(1,923,692)	(1,473,664)
Sales of property and equipment	19	3,847	4
Purchases of property and equipment	(34,791)	(25,342)	(95,641)
Cash divested related to the sale of businesses, net of cash received	0	(173,422)	0
Purchase price adjustment on sale of Northeast Health Plans	76,126	0	0
Sales (purchases) of restricted investments and other	22,522	6,097	24,990

Net cash used in investing activities	(200,593)	(135,174)	(67,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	3,644	1,354	6,636
Excess tax benefit on share-based compensation	571	23	815
Repurchases of common stock	(236,847)	(14,150)	(243,172)
Borrowings under financing arrangements	100,000	80,000	520,000
Repayment of borrowings under financing arrangements	(316,771)	(164,984)	(396,262)
Net increase (decrease) in checks outstanding, net of deposits	45,909	0	0

Net cash used in financing activities	(403,494)	(97,757)	(111,983)

Net (decrease) increase in cash and cash equivalents	(332,665)	14,602	(338,816)
Cash and cash equivalents, beginning of year	682,803	668,201	1,007,017

Cash and cash equivalents, end of year	$350,138	$682,803	$668,201

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,074	$27,904	$31,330
Income taxes paid	96,319	71,396	97,715
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discounts and deferred revenues	$0	$31,581	$0
Accretion of deferred revenues into earnings	47,273	7,664	10,228
Amortization of discounts into earnings	22,037	8,790	10,228

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as Health Net, the Company, we, us, our or HNT) is a publicly traded managed care organization that delivers managed health care services. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, Department of Defense; including TRICARE, and Veterans Affairs programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products.

We operate within three reportable segments: Western Region Operations, Government Contracts and Northeast Operations, each of which is described below. Prior to the third quarter ended September 30, 2009, we operated within two reportable segments, Health Plan Services and Government Contracts. See Note 14—Segment Information for discussion of our reportable segments and Note 3—Sale of Northeast Health Plan Subsidiaries for events that lead to changes in our reportable segments in 2009 and 2010.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, as well as the operations of our health and life insurance companies primarily in Arizona, California, Oregon and Washington, and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care, mental health and behavioral health government contracts that we administer for the Department of Defense and the U.S. Department of Veterans Affairs. The Government Contracts reportable segment administers a large managed care contract with the U.S. Department of Defense under the TRICARE program in the North Region. The current TRICARE contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Tennessee, Missouri and Iowa. The Company provides health care services to approximately 3.1 million eligible individuals in the Military Health System under the current TRICARE contract.

The current North Region contract is subject to annual renewals on April 1 of each year at the option of the Department of Defense. In 2007, Congress passed legislation allowing for up to two additional years worth of extensions for all TRICARE regions, including the North Region contract, at the Department of Defense’s option. Subsequent to the passage of this legislation, we negotiated the terms, including administrative prices and health care target costs, of the North Region contract for the following three option periods with the Department of Defense: option period 6 (April 1, 2009—March 31, 2010), option period 7 (April 1, 2010—September 30, 2010), and option period 8 (October 1, 2010—March 31, 2011). We are currently in the eighth option period of health care operations which is scheduled to conclude on March 31, 2011. On May 13, 2010, we were awarded the Managed Care Support Contract (T-3) for the TRICARE North Region. The transition-in period for the T-3 contract commenced on May 13, 2010, and health care delivery under the new contract is scheduled to commence on April 1, 2011. We believe that the T-3 contract will be accounted for as an administrative services only contract and are currently evaluating the T-3 contract’s expected impact on our consolidated results of operations and financial condition in 2011 and the related accounting and reporting requirements.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 14) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We will continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members are either transitioned to legacy United products or non-renewed. See Note 3 for more information on the Northeast Sale. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations segment includes the operations of the businesses that are providing administrative services pursuant to the United Administrative Services Agreements, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities through the date of the issuance of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts, reserves for claims and other settlements, reserves for contingent liabilities (including litigation reserve), amounts receivable and payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenues from behavioral health services. Revenue is recognized in the month in which the related enrollees are provided health care coverage. Premiums collected in advance are recorded as unearned premiums.

The current TRICARE contract for the North Region is made up of two major revenue components, health care services and administrative services. Health care services revenue includes health care costs, including paid

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims and estimated incurred but not reported (IBNR) expenses, for care provided for which we are at risk and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. Administrative services revenue encompasses all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contracts with the government. Revenue is recognized as earned when the services are provided.

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

We offer administrative services only (ASO) products to large employer groups in California. Prior to the Northeast Sale, we provided ASO services to our health plans in Connecticut, New Jersey and New York. Subsequent to the sale, we provide ASO services to United and its affiliates. Under these arrangements, we provide claims processing, customer services, medical management, provider network access and other administrative services. Administrative services fees are recognized as revenue in the period services are provided. See Subsequent Accounting for the Northeast Sale below for more information regarding ASO revenues related to ASO services provided to United and its affiliates.

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

Our HMOs, primarily in California, generally contract with various medical groups to provide professional care to certain of their members on a capitated, or fixed per member per month fee basis. Capitation contracts generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk and pay-for-performance bonuses, whereby

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

Approximately 43%, 39%, and 37% in 2010, 2009, and 2008, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare and Medicaid Services (CMS) recently proposed methodology with respect to risk adjustment data validation (RADV) audits and the recently enacted Patient Protection and Affordable Care Act, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held a premium deficiency reserve of $0.4 million and $0 as of December 31, 2010 and 2009, respectively.

Under the current TRICARE contract for the North Region, we record amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Subsequent Accounting for the Northeast Sale

Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment (see Note 14). We are required to continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect through the second quarter of 2011. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognize the revenue that we earn from providing these administrative services in the period these services are provided, and we report such revenue in the line item, Northeast administrative services fees, in our consolidated statements of operations. Also included in the Northeast administrative services fees is the amortization of the value of services to be provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue is being amortized and recorded as Northeast administrative services fees using a level of effort approach. During the year ended December 31, 2010, $45.3 million was amortized from deferred revenue and recorded as Northeast administrative services fees.

In addition, we are entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ending December 31, 2010 (subject to a cap of $10 million of profit or loss). As of December 31, 2010, we have accrued $7.1 million in connection with 50% of the profits associated with the Acquired Companies’ Medicare business. As part of the Northeast Sale, we also retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date of the transaction and ending on the earlier of the second anniversary of the closing date and the date that the last United

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Administrative Services Agreement is terminated. Accordingly, the Northeast administrative services fees include a Quarterly Net Payment (QNP) to be paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represents the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We report expenses we incur in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United is required to pay us additional consideration for the value of the members of the Acquired Companies that transition to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewal). In connection with contingent membership renewals, we recorded $42.0 million in the year ended December 31, 2010 as an adjustment to the loss on sale of the Northeast health plan subsidiaries. As of December 31, 2010, $33.8 million was due from United in connection with contingent membership renewals.

Medicare Part D

We provide the Medicare Part D benefit as a fully insured product to our existing Medicare members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our Western Region Operations reportable segment.

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

Health Net has two primary contracts under Part D, one with CMS and one with the Part D enrollees. The CMS contract covers the portions of the revenue and expenses that will be paid for by CMS. The enrollee contract covers the services to be performed by Health Net for the premiums paid by the enrollees. The insurance contracts are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums are received directly from the enrollees and from CMS for low-income subsidy members.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,550, $4,350 and $4,050 for the years ended December 31, 2010, 2009 and 2008, respectively. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.

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

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in the years ended December 31, 2010, 2009 and 2008 was not significant.

TRICARE Contract Target Costs

Our current TRICARE contract for the North Region includes a target cost and underwriting fee for reimbursed health care costs, which is negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognize changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million. As a result of changes in the estimate during the year ended December 31, 2009, we recognized an increase in revenue of $40 million and an increase in cost of $49 million. As a result of changes in the estimate during the year ended December 31, 2008, we recognized an increase in revenue of $17 million and an increase in cost of $22 million. The administrative price is paid on a monthly basis, one month in arrears and certain components of the administrative price are subject to volume-based adjustments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

As of December 31, 2010, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.

The compensation cost that has been charged against income under our various long-term incentive plans was $33.1 million, $11.7 million and $24.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $12.8 million, $4.5 million and $9.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $0.6 million, $23 thousand and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits of $45.9 million and $0 as of December 31, 2010 and 2009, respectively, which were classified as Accounts payable and other liabilities in the Consolidated Balance Sheets and the changes have been reflected as Net increase (decrease) in checks outstanding, net of deposits within the Cash flows from financing activities in the Consolidated Statements of Cash Flows.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the year ended December 31, 2010, we did not recognize any losses from other-than-temporary impairments. During the years ended December 31, 2009 and 2008, we recognized $60 thousand and $14.6 million, respectively, in losses from other-than-temporary impairments (see Note 4 for additional information regarding our losses from other-than-temporary impairments).

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $401.2 million and $468.0 million as of December 31, 2010 and 2009, respectively. As of December 31, 2009, our fixed rate borrowings included our senior notes and amortizing financing facility. In May 2010, we terminated and repaid in full our amortizing financing facility (see Note 6 for information on the termination of our amortizing financing facility). The fair value of our variable rate borrowings under our revolving credit facility was $100.0 million as of December 31, 2009, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. There were no borrowings under our revolving credit facility as of December 31, 2010. See Note 6 for additional information regarding our financing arrangements.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2010 and 2009, the restricted cash and cash equivalents balances totaled $0.4 million and $5.6 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.8 million and $9.9 million as of December 31, 2010 and 2009, respectively, and are included in investments available-for-sale.

Interest Rate Swap Contracts

On May 26, 2010, in connection with the termination of our amortizing financing facility (see Note 6), we terminated the interest rate swap agreement we entered into in 2007 (2007 Swap). Under the 2007 Swap, we paid an amount equal to the London Interbank Offered Rate, or LIBOR, times a notional principal amount and received in return an amount equal to 4.294% times the same notional principal amount. We recognized a pretax loss of $5.4 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2007 Swap, which is included in our administrative services fees and other income for that period.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We capitalize certain consulting costs, payroll and payroll-related costs for employees associated with computer software developed for internal use. We amortize such costs primarily over a five-year period. Expenditures for maintenance and repairs are expensed as incurred. Major improvements, which increase the estimated useful life of an asset, are capitalized. Upon the sale or retirement of assets, the recorded cost and the related accumulated depreciation are removed from the accounts, and any gain or loss on disposal is reflected in operations.

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the year ended December 31, 2010, we recorded $1.4 million in impairment charges to general and administrative expenses for software under development, cabling and leasehold improvements. During the year ended December 31, 2009, we recorded $35.0 million in impairment charges, including $31.6 million in connection with the Northeast Sale (see Note 3) and $3.4 million in connection with our operations strategy recorded in general and administrative expenses. During the year ended December 31, 2008, we recorded $26.9 million in impairment charges to general and administrative expenses in connection with our operations strategy.

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

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2010 for our Western Region Operations and Northeast Operations reporting units. As a result, we recorded an impairment of $6 million related to the goodwill for our Northeast Operations in the three months ended June 30, 2010. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Northeast Operations was impaired and that the carrying value of the Western Region Operations was not impaired. The ratio of the carrying value of our Western Region Operations to its fair value was approximately 80%. In the second step, we measured the amount by comparing the implied value of the Northeast Operations’ goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the Northeast Operations’ goodwill was zero, which resulted in an impairment charge for the total carrying value of $6 million.

We also re-evaluated the useful lives of our other intangible assets and determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

In connection with the then pending Northeast Sale, we previously assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to our Northeast Operations reporting unit. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we were required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result, in the year ended December 31, 2009, we recorded goodwill impairment of $137.0 million, impairments of other intangible assets of $6.3 million and impairments of property and equipment of $31.6 million.

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations- Sold	Northeast Operations- Retained	Total
	(Dollars in millions)
Balance as of December 31, 2008	$0	$0	$0	$752.0
Reallocation	609.0	137.0	6.0
Impairment related to Northeast Sale	0	(137.0)	0	(137.0)
Other impairment	(3.1)	0	0	(3.1)

Balance as of December 31, 2009	605.9	0	6.0	611.9
Impairment related to Northeast Operations	0	0	(6.0)	(6.0)

Balance as of December 31, 2010	$605.9	$0	$0	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets Sold	Fair Value Adjustment	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2009:
Provider networks	$40.5	$(31.5)	$0	$0	$9.0	19.4
Employer groups (Note 3)	76.8	(24.3)	(46.2)	(6.3)	0	0
Customer relationships and other (Note 3)	29.5	(10.4)	0	0	19.1	11.1
Trade name (Note 3)	3.2	(3.2)	0	0	0	1.5
Covenant not-to-compete	2.2	(2.2)	0	0	0	2.0

	$152.2	$(71.6)	$(46.2)	$(6.3)	$28.1

As of December 31, 2010:
Provider networks	$40.5	$(32.6)	$0	$0	$7.9	19.4
Customer relationships and other (Note 3)	29.5	(13.2)	0	0	16.3	11.1

	$70.0	$(45.8)	$0	$0	$24.2

The amortization expense was $3.8 million, $10.7 million and $20.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2011	$3.5
2012	3.4
2013	3.4
2014	2.8
2015	2.6

Policy Acquisition Costs

Policy acquisition costs are those variable costs that relate to the acquisition of new and renewal commercial health insurance business. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs we incur to acquire new commercial business or renew existing business. Our commercial health insurance business typically has a one-year term and may be canceled upon a 30-day notice. We expense these costs as incurred and report them as selling expenses in our consolidated statements of operations.

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

In 2007, we entered into an agreement to settle three lawsuits styled as nationwide class actions. In connection with this settlement agreement, we had established a reserve (prove-up fund) of $40 million as of December 31, 2007 to compensate certain eligible class members who can prove that they paid out of pocket costs for certain out of network claims or who have received balance bills for such services. Based on updated information and developments during 2010, including the results of the completed prove-up fund administration, we made an interim payment of approximately $1.0 million and reduced the prove-up fund reserve by $34.0 million as of December 31, 2010. This $34 million reserve adjustment was recorded as a decrease in our health care cost in the Corporate/Other segment and had no impact on our reportable business segments (see Note 14). Given the complexity and scope of the settlement, it is possible that the reserve amount may be further adjusted in the future.

Insurance Programs

The Company is insured for various errors and omissions, property, casualty and other risks. The Company maintains various self-insured retention amounts, or “deductibles,” on such insurance coverage. The Company also maintains litigation reserves to cover those self-insured retention amounts for errors and omissions claims based on historical claims filed.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 17% and 20% of our total premiums receivable as of December 31, 2010 and 2009, respectively. Our Medicare receivable from CMS represented 28% of total receivables as of December 31, 2010, compared with 26% as of December 31, 2009. Our 10 largest employer group premiums within each of our plans accounted for 17%, 17% and 18% of our health plan services premium revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The federal government is the only customer of our Government Contracts segment representing 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Western Region Operations segment as a result of its contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 30%, 30% and 28% of our health plan premium revenues in 2010, 2009 and 2008, respectively. These amounts include revenues from our Northeast business through the closing date of the Northeast Sale for 2009 and 2008.

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

Common stock equivalents arising from dilutive stock options, restricted common stock and RSUs are computed using the treasury stock method. For the year ended December 31, 2010, this amounted to 1,000,000 shares, which included 516,000 aggregate common stock equivalents from dilutive RSUs. For the year ended December 31, 2009, 563,000 shares of common stock equivalents, including 513,000 common stock equivalents from dilutive RSUs were excluded from the computation of loss per share due to their anti-dilutive effect. For the year ended December 31, 2008, common stock equivalents amounted to 1,078,000 shares, which included 299,000 aggregate common stock equivalents from dilutive RSUs and restricted common stock.

RSUs and options to purchase an aggregate of 2,563,000 and 3,051,000 shares of common stock were considered anti-dilutive during 2010 and 2008, respectively, and were not included in the computation of diluted earnings per share. Options expire at various times through April 2019 (see Note 8).

We completed our $700 million stock repurchase program (the Completed Stock Repurchase Program) in February 2010. On March 18, 2010, our Board of Directors authorized a new $300 million stock repurchase program (the New Stock Repurchase Program). The remaining authorization under our New Stock Repurchase Program as of December 31, 2010 was $149.8 million. See Note 9 for more information regarding these stock repurchase programs.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation), after tax, on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income (loss) are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Investments:
Unrealized gains (losses) on investments available-for-sale as of January 1	$1.0	$(7.3)	$(0.1)
Net change in unrealized gains (losses) on investments available-for-sale	19.3	37.8	(10.1)
Reclassification of unrealized (gains) losses to earnings	(15.0)	(29.5)	2.9

Unrealized gains (losses) on investments available-for-sale as of December 31	5.3	1.0	(7.3)

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	(0.9)	0.4	(1.1)
Net change in prior service cost and net loss amortization	(3.9)	(1.3)	1.5

Prior service cost and net loss amortization as of December 31	(4.8)	(0.9)	0.4

Accumulated other comprehensive income (loss)	$0.5	$0.1	$(6.9)

Taxes Based on Premiums

We provide services in certain states, which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $54.3 million in 2010, $75.7 million in 2009 and $48.0 million in 2008. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

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

We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 for additional disclosures.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Award of New TRICARE Contract

We are currently the managed care contractor for the Department of Defense’s TRICARE program in the North Region. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region, and health care delivery under the new contract is scheduled to commence on April 1, 2011. We believe that the T-3 contract will be accounted for as an administrative services only contract and are currently evaluating the T-3 contract’s expected impact on our consolidated results of operations and financial condition in 2011 and the related accounting and reporting requirements.

Recently Issued Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-26, Financial Services-Insurance (Topic 944), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendments in this update affect insurance entities that are within the scope of Topic 944, which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities. The amendments in this update modify the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The amendments in this update specify that that the costs must be based on successful efforts. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We are currently evaluating the impact of this update on our consolidated financial statements; however, we do not expect this standard to have a material impact on our financial condition or results of operations.

Note 3— Sale of Northeast Health Plan Subsidiaries

On December 11, 2009, we completed the Northeast Sale. See Notes 1 and 2 for additional information on the Northeast Sale.

At the closing, United paid to us $350 million, consisting of (i) a $60 million initial minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. This payment was subject to certain post-closing adjustments. On December 10, 2010, United paid to us $80 million, representing one-half of the remaining amount of the closing adjusted tangible net equity pursuant to the Stock Purchase Agreement. We are also entitled to a second $80 million payment in December 2011, subject to certain adjustments.

After closing, United is required to pay us additional consideration as our Northeast commercial members, Medicare and/or Medicaid businesses transition to other United products to the extent the value of such transitioned members, based upon the formula set forth in the Stock Purchase Agreement, exceeds the initial minimum payment of $60 million (referred to as contingent membership renewal). We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements, until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect through the second quarter of 2011.

We recognized a pretax loss of $106 million related to the sale of the Acquired Companies, which is reported as a separate line item on our consolidated statement of operations for the year ended December 31, 2009. Prior to the consummation of the sale of the Acquired Companies, we classified the Acquired Companies’ assets and liabilities as available-for-sale. Upon the classification of the Northeast business to available-for-sale, we were required to assess the Northeast business’ goodwill and intangibles for impairment and then adjust the carrying value of the Northeast business to equal the lower of its carrying value or its fair value less cost to sell.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the provisions of the Stock Purchase Agreement, we expect to receive additional consideration related to contingent membership renewal. This arrangement allows us to be paid additional consideration based on how many commercial members renew with a legacy United entity after closing, and a percentage of revenue for the specified twelve month periods for the Medicare and Medicaid lines of business that are transferred to a legacy United entity. Because our accounting policy is to recognize contingent consideration expected to be received in connection with a sale of a business when the contingencies have been removed or resolved, upon the consummation of the sale we did not record a receivable for the additional contingent membership consideration expected to be received and we did not include such contingent membership consideration in our loss calculation related to the Northeast Sale. Therefore, the pretax loss related to the Northeast Sale approximated the estimated fair value of the additional contingent membership consideration expected to be received under the provisions of the Stock Purchase Agreement. As such members renew and membership consideration is no longer contingent, it is realized and recognized as an adjustment to the original pretax loss estimate recorded in 2009. During the year ended December 31, 2010, we recognized $42.0 million in connection with membership renewals as an adjustment to loss on sale of the Northeast health plan subsidiaries. See Note 2 for more information on contingent membership renewals. We expect that the remaining membership renewal with United will occur within the first half of 2011. No portion of the loss is related to the re-measurement of any retained investment in the former subsidiary to its fair value.

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

The Northeast Operations had approximately $258.3 million, $2,651.5 million and $2,847.2 million in total revenues in the years ended December 31, 2010, 2009 and 2008, respectively, which represented 2%, 17% and 19% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The Northeast Operations had a combined pretax (loss) income of $(68.7) million, $(165.6) million and $10.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also, see Note 14 for Northeast Operations reportable segment information.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2010 and 2009, we recognized $0 and $60,000, respectively, in losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.

We classified $8.8 million and $20.9 million as investments available-for-sale-noncurrent as of December 31, 2010 and 2009, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2010 and December 31, 2009.

As of December 31, 2010 and 2009, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$642.3	$8.1	$(2.2)	$648.2
U.S. government and agencies	103.6	0.1	(0.4)	103.3
Obligations of states and other political subdivisions	533.2	2.1	(8.1)	527.2
Corporate debt securities	374.5	11.8	(1.8)	384.5
Other securities	0	0	0	0

	$1,653.6	$22.1	$(12.5)	$1,663.2

Noncurrent:

Obligations of states and other political subdivisions	$10.5	$0	$(1.7)	$8.8

	2009
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$546.8	$2.1	$(4.9)	$544.0
U.S. government and agencies	128.1	0.1	(2.0)	126.2
Obligations of states and other political subdivisions	391.8	6.1	(2.6)	395.3
Corporate debt securities	305.4	6.2	(1.1)	310.5
Other securities	0	0.1	0	0.1

	$1,372.1	$14.6	$(10.6)	$1,376.1

Noncurrent:

Asset-backed securities	$23.6	$0	$(2.7)	$20.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$34.3	$34.6
Due after one year through five years	494.6	499.2
Due after five years through ten years	311.1	313.9
Due after ten years	171.3	167.3
Asset-backed securities	642.3	648.2
Other securities	0	0

Total available-for-sale	$1,653.6	$1,663.2

As of December 31, 2010, the contractual maturities of our investments available-for-sale—noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	0	0
Due after ten years	10.5	8.8
Asset-backed securities	0	0
Other securities	0	0

Total available-for-sale	$10.5	$8.8

Proceeds from sales of investments available-for-sale during 2010 were $1,119.0 million. Gross realized gains and losses totaled $25.1 million and $2.1 million, respectively. Proceeds from sales of investments available-for-sale during 2009 were $1,785.7 million. Gross realized gains and losses totaled $50.2 million and $4.9 million, respectively. Included in the 2009 gross realized losses is an other-than-temporary impairment write-down of $60,000.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$188.2	$(2.2)	$0.2	$0	$188.4	$(2.2)
U.S. government and agencies	65.1	(0.4)	0	0	65.1	(0.4)
Obligations of states and other political subdivisions	372.7	(8.0)	1.8	(0.1)	374.5	(8.1)
Corporate debt securities	97.9	(1.8)	0	0	97.9	(1.8)
Other securities	0	0	0	0	0	0

	$723.9	$(12.4)	$2.0	$(0.1)	$725.9	$(12.5)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$0	$0	$0	$0	$0	$0
U.S. government and agencies	0	0	0	0	0	0
Obligations of states and other political subdivisions	0	0	8.8	(1.7)	8.8	(1.7)
Corporate debt securities	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

	$0	$0	$8.8	$(1.7)	$8.8	$(1.7)

The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	53	2	55
U.S. government and agencies	10	0	10
Obligations of states and other political subdivisions	136	2	138
Corporate debt securities	59	0	59
Other securities	0	0	0

	258	4	262

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position at December 31, 2010:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	0	0	0
U.S. government and agencies	0	0	0
Obligations of states and other political subdivisions	0	1	1
Corporate debt securities	0	0	0
Other securities	0	0	0

	0	1	1

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

Note 5—Property and Equipment

Property and equipment are comprised of the following as of December 31:

	2010	2009
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	0.5	0.3
Buildings and improvements	40.6	40.3
Furniture, equipment and software	274.3	243.9

	317.1	286.2
Less accumulated depreciation	(194.0)	(154.7)

Property and equipment, net	$123.1	$131.5

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our depreciation expense was $31.3 million, $42.9 million and $40.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 6—Financing Arrangements

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, during the three months ended June 30, 2010, we recorded a $3.5 million pretax early debt extinguishment charge, which includes $7.7 million of unamortized imputed discount, an offsetting $7.7 million of unamortized deferred participation fee, a $3.0 million call premium and a $0.5 million write-off of remaining debt issuance costs. We also recognized a pretax loss of $5.4 million for the termination and settlement of the 2007 Swap (see Note 2), which is included in our administrative services fees and other income for the year ended December 31, 2010. We paid a total of $116.8 million, including the $3.0 million call premium, to retire the total outstanding debt. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay the amortizing financing facility.

Senior Notes

In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2010, no default or event of default had occurred under the indenture governing the Senior Notes.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Senior Notes payable balances were $398.7 million and $398.5 million as of December 31, 2010 and 2009, respectively.

Revolving Credit Facility

We have a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. As of December 31, 2010, there were no amounts outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $650.9 million (see “—Letters of Credit” below).

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2010 and 2009, we had outstanding letters of credit of $249.1 million and $321.3 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $650.9 million and $478.7 million, respectively. As of December 31, 2010 and 2009, no amounts had been drawn on any of these letters of credit.

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

Investments measured and reported at fair value using Level inputs are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical investments as of the reporting date. The types of investments included in Level 1 include U.S. Treasury securities and listed equities. We do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2010
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$527.6	$0	$0	$527.6
Commercial mortgage-backed securities	0	80.4	0	0	80.4
Other asset-backed securities	0	40.2	0	0	40.2
U.S. government and agencies:
U.S. Treasury securities	25.7	0	0	0	25.7
U.S. Agency securities	0	77.6	0	0	77.6
Obligations of states and other political subdivisions	0	517.3	8.8	9.9	536.0
Corporate debt securities	0	384.5	0	0	384.5
Other securities	0	0	0	0	0

Total assets at fair value	$25.7	$1,627.6	$8.8	$9.9	$1,672.0

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
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

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2010 and 2009. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balances of Level 3 financial assets for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	2010	2009
Beginning balance	$10.0	$10.2
Total gains and losses
Realized in net income	0	0
Unrealized in accumulated other comprehensive income	0	0
Purchases, sales, issuances and settlements	(0.1)	(0.2)
Transfers into (out of) Level 3	0	0

Ending balance	$9.9	$10.0

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0

The following table presents information about financial assets measured at fair value on a non-recurring basis during the years ended December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Loss
As of December 31, 2010
Goodwill—Northeast Operations	$0	$0	$0	$(6.0)

As of December 31, 2009
Goodwill—Northeast Operations	$0	$0	$6.0	$(137.0)
Intangible assets—Northeast Operations	$0	$0	$0	$(6.3)
Property and equipment—Northeast Operations	$0	$0	$0	$(31.6)

The changes in the balances of Level 3 financial assets that are fair valued on a non-recurring basis for the years ended December 31, 2010 and 2009 were as follows (dollars in millions):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning Northeast Operations’ goodwill, intangible assets and property and equipment balance on January 1	$6.0	$180.9
Impairment related to Northeast Operations	(6.0)	(174.9)

Ending Northeast Operations’ goodwill balance	$0	$6.0

See Note 2 for a discussion on the goodwill valuation and the impairment of the Northeast Operations’ goodwill.

Note 8—Long-Term Equity Compensation

For the year ended December 31, 2010 the compensation cost that has been charged against income under our various stock option and long-term incentive plans (the Plans) was $33.1 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $12.8 million (See Note 2).

The Plans permit the grant of stock options and other equity awards, including but not limited to restricted stock, restricted stock units (RSUs) and performance share units (PSUs) to certain employees, officers and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to five years of continuous service, except for certain awards where vesting may be accelerated by virtue of attaining certain performance targets. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2010, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards also provide for accelerated vesting under the circumstances set forth in the Plans and equity award agreements upon the occurrence of a change in control (as defined in the Plans). At the end of the maximum term, unexercised stock options are set to expire.

Performance share awards were granted in 2008 and 2009 with 100% cliff vesting at the end of a three-year performance period and provide for vesting at 0% to 200% of shares granted. Shares delivered pursuant to each performance share award will take into account the Company’s attainment of specific performance conditions as outlined in each performance share award agreement.

As of December 31, 2010, we have reserved up to an aggregate of 15.4 million shares of our common stock for issuance under the Plans.

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

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values during the years ended December 31:

	2010	2009	2008
Risk-free interest rate	2.65%	2.76%	2.96%
Expected option lives (in years)	5.4	5.3	5.3
Expected volatility for options	43.5%	39.2%	34.2%
Expected dividend yield	None	None	None

The weighted-average grant-date fair values for options granted during 2010, 2009 and 2008 were $10.01, $6.73 and $8.56, respectively. The total intrinsic value of options exercised was $1.4 million, $1.1 million and $3.9 million during the years ended December 31, 2010, 2009 and 2008, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	5,751,048	$29.33
Granted	1,076,179	23.18
Exercised	(192,315)	18.95
Forfeited or expired	(241,874)	34.18

Outstanding at December 31, 2010	6,393,038	$28.43	3.67	$17,884,994

Vested or expected to vest at December 31, 2010 (reflecting estimated forfeiture rates effective in 2010)	6,283,399	$28.52	3.62	$17,357,465

Exercisable at December 31, 2010	4,985,173	$29.82	2.93	$11,088,533

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.78 – 20.00	260,200	5.99	$14.66	88,694	$15.04
20.01 – 25.00	3,553,831	2.93	23.21	2,459,677	23.26
25.01 – 30.00	1,183,229	3.79	28.64	1,105,067	28.72
30.01 – 40.00	400,384	3.95	33.51	392,780	33.55
40.01 – 50.00	808,681	5.27	46.97	780,067	46.92
50.01 – 58.07	186,713	6.04	54.20	158,888	54.23

$ 7.78 – 58.07	6,363,038	3.67	$28.43	4,985,173	$29.82

We have entered into restricted stock, RSU and PSU agreements with certain employees. We have awarded shares of restricted common stock under the restricted stock agreements and rights to receive common stock under the RSU and PSU agreements to certain employees. Each RSU and each PSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock, RSUs and PSUs are subject to restrictions on transfer and forfeiture prior to vesting. During the years ended December 31, 2010, 2009 and 2008, we did not award any restricted stock. During the years ended December 31, 2010, 2009 and 2008, we awarded 792,597, 926,649 and 1,000,699, respectively, combined RSUs and PSUs.

As of December 31, 2010 and 2009, we had no restricted common stock awards outstanding.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSU and PSU activity under our various plans as of December 31, 2010, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,409,061	$37.06	$0.001
Granted	792,597	23.10	0.001
Vested	(764,015)	42.07	0.001
Forfeited	(243,471)	41.04	0.001

Outstanding at December 31, 2010	2,194,172	$29.83	$0.001	8.09	$59,876,760

Expected to vest at December 31, 2010 (reflecting estimated forfeiture rates effective in 2010)	1,979,081	$30.33	$0.001	8.05	$54,007,137

The fair values of restricted common stock, RSUs and PSUs are determined based on the market value of the shares on the date of grant. We did not grant any restricted common stock during the years ended December 31, 2010, 2009 and 2008. The aggregate intrinsic values of restricted shares vested during the years ended December 31, 2010, 2009 and 2008, were $0, $0 and $40 thousand, respectively. The weighted-average grant-date fair values of RSUs and PSUs granted during the years ended December 31, 2010, 2009 and 2008 were $23.10, $16.81 and $47.47, respectively. The aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, 2010, 2009 and 2008, were $18.0 million, $4.5 million and $0.5 million, respectively.

During the years ended December 31, 2010, 2009 and 2008, compensation expense recorded for stock options was $6.3 million, $2.9 million and $4.8 million, respectively. During the years ended December 31, 2010, 2009 and 2008, compensation expense recorded for restricted common stock was $0, $0 and $2,000, respectively. During the years ended December 31, 2010, 2009 and 2008, compensation expense recorded for RSUs and PSUs was $26.8 million, $8.8 million and $19.3 million, respectively. As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options was $10.2 million and non-vested RSUs and PSUs was $34.9 million, which is expected to be recognized over a weighted-average period of 1.77 years and 1.15 years, respectively.

Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2010, we withheld 0.3 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Capital Stock

As of December 31, 2010, there were 145,121,000 shares of our common stock issued and 50,474,000 shares of common stock held in treasury, resulting in 94,647,000 shares of our common stock outstanding.

Shareholder Rights Plan

On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the Rights Agent), dated as of July 27, 2006 (the Rights Agreement).

In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a Right) for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the Record Date). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th ) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 per Right (the Purchase Price). The terms of the Rights are set forth in the Rights Agreement.

Rights will attach to all common stock certificates representing shares outstanding and no separate Rights certificates will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the common stock on the date that is 10 business days following (i) any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding common stock, (ii) the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding common stock or (iii) the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the common stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the Distribution Date). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our common stock shall not be deemed to be Acquiring Persons.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may redeem the Rights at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding common stock and (ii) the date the Rights expire at a price of $.01 per Right. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding common stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of common stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

Stock Repurchase Program

We completed the Completed Stock Repurchase Program in February 2010. During the three months ended March 31, 2010, we repurchased 3,258,795 shares of our common stock for aggregate consideration of approximately $79.4 million under our Completed Stock Repurchase Program. On March 18, 2010, our Board of Directors authorized our New Stock Repurchase Program pursuant to which a total of $300 million of our common stock can be repurchased. During the year ended December 31, 2010, we repurchased 5,875,757 shares of our common stock for aggregate consideration of approximately $150.2 million under our New Stock Repurchase Program. The remaining authorization under our New Stock Repurchase Program as of December 31, 2010 was $149.8 million.

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

As of December 31, 2010, we had repurchased a cumulative aggregate of 46,618,636 shares of our common stock under our Completed Stock Repurchase Program (since its inception in 2002) and our New Stock Repurchase Program (since its inception in March 2010) at an average price of $32.39 per share for aggregate consideration of $1,510.0 million. We used net free cash available, including proceeds from the Northeast Sale and cash at the parent company, Health Net, Inc., to fund the share repurchases.

Note 10—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). The plans were amended and restated effective January 1, 2008 to comply with, among other things, Section 415 of the Code. Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $17.5 million, $18.1 million and $19.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in general and administrative expense in our consolidated statements of operations.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plans

We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses (the Employee Plan). In addition, we have a voluntary deferred compensation plan pursuant to which the Health Net, Inc. non-employee Board of Directors are eligible to defer a certain portion of their meeting fees and other cash remuneration (the BOD Plan). The compensation deferred under these plans is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. These plans are unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. In December 2009, these plans were amended to comply with, among other things, Section 409A of the Code. The BOD Plan was amended and restated effective December 31, 2009 and the Employee Plan was amended and restated effective January 1, 2010.

As of December 31, 2010 and 2009, the liability under these plans amounted to $47.6 million and $44.2 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $4.5 million, $6.2 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in general and administrative expense in our consolidated statements of operations.

Pension and Other Postretirement Benefit Plans

Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan. The plan was amended and restated effective January 2008 to comply with Section 409A of the Code. This plan is noncontributory and covers key executives as selected by the Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.

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

As of December 31, 2010 and 2009, our benefit obligations for pensions and other benefits were $50.0 million and $40.6 million, respectively. We did not have any plan assets as of December 31, 2010 and 2009. Therefore, our underfunded status was $(50.0) million and $(40.6) million as of December 31, 2010 and 2009, respectively, and are included primarily in noncurrent liabilities on our consolidated balance sheets. We recognized $4.8 million and $0.9 million in accumulated other comprehensive income as of December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, we recognized $4.3 million, $4.2 million and $4.1 million, respectively, of net periodic benefit costs for pension and other benefits in our consolidated statements of operations.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We expect to contribute $1.1 million to our pension plan and $0.7 million to our postretirement health and life plans throughout 2011. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2011 is expected to be paid out as benefits during the same year.

Note 11—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2010	2009	2008
	(Dollars in millions)
Current tax expense:
Federal	$76.3	$25.2	$37.2
State	12.5	2.5	(0.1)

Total current tax expense	88.8	27.7	37.1
Deferred tax expense (benefit):
Federal	27.1	(4.4)	4.4
State	10.1	2.5	11.0

Total deferred tax expense (benefit)	37.2	(1.9)	15.4
Interest expense, gross of related tax effects	0.6	(2.0)	(0.4)

Total income tax provision	$126.6	$23.8	$52.1

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2010	2009	2008
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State and local taxes, net of federal income tax effect	4.5	14.0	4.8
Tax exempt interest income	(1.0)	(18.8)	(4.1)
Goodwill impairment	0.6	194.2	0
Fines and penalties	0.3	3.6	1.1
Class action lawsuit expenses	0	0	(3.0)
Valuation allowance (release) against capital loss, net operating losses and tax credits	(2.1)	8.3	0
Sale of subsidiaries	(1.0)	(67.9)	0
Interest	0	(6.8)	0
Other, net	2.0	2.6	1.6

Effective income tax rate	38.3%	94.2%	35.4%

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$81.5	$118.4
Insurance loss reserves and unearned premiums	18.1	16.4
Tax credit carryforwards	0.4	0.2
Accrued compensation and benefits	75.7	68.8
Deferred gain and revenues	32.6	81.0
Net operating and capital loss carryforwards	41.9	50.9
Other	3.3	1.1

Deferred tax assets before valuation allowance	253.5	336.8
Valuation allowance	(42.4)	(60.1)

Net deferred tax assets	$211.1	$276.7

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$41.4	$37.8
Deferred revenue	61.1	86.2
Discount on notes	0	3.9
Other	12.2	12.8

Deferred tax liabilities	$114.7	$140.7

On December 11, 2009, we completed the Northeast Sale (see Note 3). The Northeast Sale resulted in a total federal and state income tax benefit of $60.6 million for 2009 plus an additional tax benefit of $4.4 million for 2010. The 2010 adjustment in tax benefit arose due to a change in our estimate of contingent sale price components. The Northeast Sale also resulted in deferred tax assets for capital loss carryovers having a potential future federal and state tax benefit of $28.3 million and $35.6 million as of December 31, 2010 and 2009, respectively. A valuation allowance was established for the full amount of these deferred tax assets, as we determined that the future realizability of these benefits could not be assumed.

During 2010, our total valuation allowance decreased by $17.7 million principally due to reassessment of contingent sale price components of the Northeast Sale. These sale price components give rise to deferred tax assets for which future realization is uncertain.

For 2010, 2009 and 2008 the income tax benefit realized from share-based award exercises was $7.5 million, $2.2 million and $1.7 million, respectively. Of the tax (detriment) benefit realized, $(5.7) million, $(4.9) million and $0.1 million were allocated to stockholders’ equity in 2010, 2009 and 2008, respectively.

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $6.0 million and $158.2 million, respectively. The net operating loss carryforwards expire at various dates through 2030.

Limitations on utilization may apply to approximately $6.0 million and $153.1 million of the federal and state net operating loss carryforwards, respectively. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2010 valuation allowance was allocated to reduce goodwill.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2010	2009	2008
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$20.9	$53.2	$55.1
Decreases in unrecognized tax benefits related to a prior year	0	(28.6)	(0.5)
Increases (decreases) in unrecognized tax benefits related to the current year	1.0	(0.5)	3.2
Settlements with taxing authorities	0	(4.7)	0
Lapse in statute of limitations for assessment	0	1.5	(4.6)

Gross unrecognized tax benefits at end of year	$21.9	$20.9	$53.2

Of the $24.7 million total liability at December 31, 2010 for unrecognized tax benefits, including interest and penalties, approximately $6.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $18.4 million would impact deferred tax assets. Of the $23.0 million total liability at December 31, 2009 for unrecognized tax benefits, including interest and penalties, approximately $4.5 million would, if recognized, impact the Company’s effective tax rate. The remaining $18.5 million would impact deferred tax assets.

We recognized interest and any applicable penalties, which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2010, 2009 and 2008, $0.6 million, $(2.0) million and $(0.4) million of interest was recorded as income tax provision (benefit), respectively. We reported interest accruals of $1.8 million and $1.1 million at December 31, 2010 and 2009, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.

We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2010, tax years subject to examination in the federal jurisdiction are 2008 and forward. The most significant state tax jurisdiction for the Company is California, and tax years subject to examination by that jurisdiction are 2004 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations. In addition, we do not anticipate any significant changes to our liability for unrecognized tax benefits within the next 12 months.

Note 12—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to maintain minimum capital standards and certain restricted accounts or assets, in accordance with legal and regulatory requirements. For example, under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our insurance companies, must comply with their respective state’s minimum regulatory capital requirements. In addition, in California and in certain other jurisdictions, licensees are required to maintain minimum investment amounts for the restricted use of the regulators in certain limited circumstances. Within the scope of state requirements established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Such restricted cash and cash equivalents, as of December 31, 2010 and 2009, totaled $0.4 million and $5.6 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $25.8 million and $9.9 million as of December 31, 2010 and 2009, respectively. See the “Restricted Assets” section in Note 2 for additional information.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk based capital (RBC) or other statutory capital requirements under various state laws and regulations, and to meet the capital standards of credit rating agencies. During the year ended December 31, 2010, we made no such capital contributions. As a result of the regulatory capital requirements and other requirements of state law and regulation, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2010 all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in these or any other legal and/or regulatory proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period. However, management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Potential Settlements

We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 13, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings and regulatory matters which represent our best estimate of the probable loss, including related future legal costs, for such matters. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 13, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

Operating Leases and Long-Term Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

We lease a commercial campus in Shelton, Connecticut under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $54.6 million.

We lease an office space in Woodland Hills, California for our corporate headquarters under an operating lease agreement. The lease is for a term of 10 years and has provisions for space reduction at specific times over the term of the lease, but it does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $13.1 million.

Long-Term Purchase Obligations

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2010.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately two years for each of these contracts. Termination of these agreements is subject to certain termination provisions. The total estimated future commitments under these agreements are $45.9 million and are included in the table below.

We have entered into an agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately three years, and the total estimated future commitments under the agreement are approximately $174.5 million.

We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately three years, and the total estimated future commitments under the agreement are approximately $29.7 million.

We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately four years, and the total estimated future commitments under the agreement are approximately $23.4 million.

We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

As of December 31, 2010, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2011	$61.5	$155.5
2012	44.5	107.0
2013	37.2	84.4
2014	35.4	17.0
2015	28.3	3.3
Thereafter	25.2	0

Total minimum commitments	$232.1	$367.2

Lease expense totaled $61.4 million, $63.1 million and $71.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Long-term purchase obligation expenses totaled $184.1 million, $127.6 million and $33.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Surety Bonds

During December 2005, the Company elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against the Company in connection with the AmCareco

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We will recognize a liability for any amounts actually, or expected to be, funded to these surety bonds or drawn down from the letters of credit. At this time, the Company does not believe it will be required to fund or draw down any amounts related to the surety bonds or the LC. Accordingly, no liability related to the surety bonds or the LC has been recognized in the Company’s financial statements as of December 31, 2010 and 2009.

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

As a result of our review of the reportable segments, we expanded our reportable segments to Western Region Operations, Government Contracts and Northeast Operations. Our Western Region Operations reportable segment includes the operations conducted in California, Arizona, Oregon and Washington for our commercial, Medicare (including Part D) and Medicaid health plans, our health and life insurance companies and our behavioral health and pharmaceutical services subsidiaries. Our Government Contracts reportable segment has not changed and continues to include government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts. For periods prior to the Northeast Sale, our Northeast Operations reportable segment included the operations conducted in Connecticut, New Jersey and New York for our commercial, Medicare and Medicaid health plans. For periods following the Northeast Sale, our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. All prior period segment disclosures have been updated to reflect this change in our reportable segments.

Our reportable segments are determined by applying the aggregation criteria in the Segment Reporting Topic of the FASB Accounting Standards Codification. The financial results of our reportable segments are reviewed on a monthly basis by our executive operating team which comprises the chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company. Although our health plan services operating components can no longer be aggregated into one reporting unit and operating segment, as previously done, these operating components can be grouped into

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

two operating segments: Western Region Operations and Northeast Operations. Within each of these two operating segments, the operating components have similar economic characteristics and they meet the additional following five aggregation criteria:

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

We evaluate performance and allocate resources based on segment pretax income. Our assets are managed centrally and viewed by our CODM on consolidated basis; therefore, they are not allocated to our segments and our segments are not evaluated for performance based on assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Western Region Operations and Northeast Operations segments’ pretax income to reflect the fact that these revenues and expenses are primarily used to support our Western Region Operations and Northeast Operations.

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of the segments by our CODM. Effective 2010, certain charges, including those related to our operations strategy and corporate overhead cost reduction efforts as well as asset impairments are reported as part of Corporate/Other. All prior period segment disclosures have been updated to reflect this change in the measurement of our reportable segment profit and loss.

Presented below are segment data for the three years ended December 31, 2010, 2009 and 2008.

2010

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,925.7	$3,344.5	$71.2	$0	$13,341.4
Intersegment revenues	54.2	0.1	0	(54.3)	0
Net investment income	70.3	0	0.9	0	71.2
Administrative services fees and other income	26.6	0	0	(5.5)	21.1
Northeast administrative services fees and other	0	0	186.2	0	186.2
Interest expense	34.9	0	0	0	34.9
Depreciation and amortization	34.6	0	0.2	0	34.8
Share-based compensation expense	26.0	4.1	3.0	0	33.1
Segment pretax income (loss)	244.5	178.8	(68.7)	(23.7)	330.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,850.8	$3,104.7	$2,589.8	$0	$15,545.3
Intersegment revenues	51.2	0.4	0.3	(51.9)	0
Net investment income	67.6	0	38.3	0	105.9
Administrative services fees and other income	38.7	0	23.3	0	62.0
Interest expense	41.0	0	(0.1)	0	40.9
Depreciation and amortization	36.7	0	16.3	0	53.0
Share-based compensation expense	9.6	1.2	0.9	0	11.7
Segment pretax income (loss)	270.3	168.6	(165.6)	(298.5)	(25.2)

2008

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,590.3	$2,835.3	$2,801.7	$0	$15,227.3
Intersegment revenues	91.4	0.2	4.5	(96.1)	0
Net investment income	75.9	0	29.7	(14.6)	91.0
Administrative services fees and other income	35.9	0	15.8	(3.4)	48.3
Interest expense	41.4	0	1.5	0	42.9
Depreciation and amortization	34.6	0	25.3	0	59.9
Share-based compensation expense	18.8	2.2	3.1	0	24.1
Segment pretax income	179.1	132.7	10.4	(175.1)	147.1

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Commercial premium revenue	$5,663.9	$5,721.1	$5,822.8
Medicare premium revenue	3,028.5	3,060.7	2,815.7
Medicaid premium revenue	1,233.3	1,069.0	951.8

Total Western Region Operations Health Plan Services premiums	$9,925.7	$9,850.8	$9,590.3

Total Northeast Operations Health Plan Services premiums	71.2	2,589.8	2,801.7

Total Health Plan Services premiums	$9,996.9	$12,440.6	$12,392.0

Note 15—Variable Interest Entities

Effective January 1, 2010, we adopted the new accounting rules on consolidation of variable interest entities (VIE). In order to determine if the Company is the primary beneficiary and must consolidate the entity, we evaluate the following:

•	the structure and purpose of the entity;

•	the risks and rewards created by and shared through the entity; and

•	the entity’s ability to direct the activities, receive its benefits and absorb its losses.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Northeast Sale

Effective upon the closing date of the Northeast Sale (see Notes 1, 2 and 3), in accordance with the consolidation rules in effect as of December 31, 2009, we determined that the Acquired Companies were variable interest entities of which we were not the primary beneficiary and we did not hold a controlling financial interest in those companies. Accordingly, we deconsolidated the Acquired Companies as of December 31, 2009. We re-evaluated the consolidation of these variable interest entities upon adoption of the new accounting rules and have determined that we are not the primary beneficiary and we do not hold a controlling financial interest in those companies. Accordingly, these variable interest entities continued to be deconsolidated from our financial results as of September 30, 2010. We noted no reconsideration events during the three months ended December 31, 2010; accordingly, the Acquired Companies continue to be deconsolidated from our financial results as of December 31, 2010. Factors considered in determining deconsolidation include our loss of effective control over the Acquired Companies given their sale and our concurrent entry into the United Administrative Service Agreements, which provided United the power to direct significant activities of the Acquired Companies. Also, both the Company and United share in the exposure from obligations to absorb losses, however, United is the primary obligor of these obligations. We retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. As part of the transaction, we have provided a guarantee to United to perform under the provisions of the United Administrative Service Agreements and have entered into a covenant-not-to-compete.

The total revenues were $2,083.1 million, $2,676.9 million and $2,712.3 million related to the Acquired Companies for the years ended December 31, 2010, 2009 and 2008, respectively. Net losses (income) were $101.8 million, $184.0 million and $(20.0) million related to the Acquired Companies for the years ended December 31, 2010, 2009 and 2008, respectively. There are no assets or liabilities from these variable interest entities recorded on our consolidated financial statements as of December 31, 2010 or December 31, 2009, except for the net balances due to the purchaser of $8.1 million, as of December 31, 2010.

Amortizing Financing Facility

In conjunction with our entrance into the amortizing financing facility (see Note 6), we formed certain entities for the purpose of facilitating the financing facility. We act as managing general partner, sole member or sole shareholder of these entities, as the case may be, and the non-U.S. lender acted as a limited partner of one of these entities until we terminated our amortizing financing facility in May 2010 (see Note 6). These entities were primarily funded with the initial financing from the non-U.S. lender of $175 million and inter-company borrowings that have been repaid as of December 31, 2010. The inter-company borrowings are fully eliminated in our consolidated financial statements. The entities’ net obligation is not required to be collateralized. We had

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated these variable interest entities as of December 31, 2009, and we had continued to consolidate these entities upon the adoption of the new consolidation rules since we are their primary beneficiary as we held a controlling financial interest. Factors considered in determining to consolidate include the Company’s effective control over the entities, given our power to direct significant activities of the entities as a managing general partner. Also, though both the Company and the limited partner had exposure to obligations to absorb losses/residual return, the Company had a more significant exposure from the risk of loss/residual return.

When we terminated our amortizing financing facility and fully repaid the outstanding balance in May 2010, we determined that this constituted a reconsideration event and re-evaluated the VIE status of these entities. Due to our termination of our amortizing financing facility, we have repaid the outstanding balance in full and own 100% of the controlling financial interest of these entities as of December 31, 2010. Accordingly, we continue to be their primary beneficiary and have consolidated these entities with our financial results as of December 31, 2010. Subsequent to the full repayment of the amortizing financing facility, the only remaining amounts are from intercompany transactions, which are eliminated in consolidation. Accordingly, the consolidation of these entities had no impact on our consolidated financial statements as of December 31, 2010.

Note 16—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2010, 2009 and 2008.

	Health Plan Services Year Ended December 31,
	2010	2009	2008
	(Dollars in millions)
Reserve for claims (a), beginning of period	$692.2	$957.1	$838.7
Incurred claims related to:
Current year	4,644.2	6,422.8	6,372.2
Prior years (c)	(70.0)	(80.0)	(8.3)

Total incurred (b)	4,574.2	6,342.8	6,363.9

Paid claims related to:
Current year	3,929.3	5,572.2	5,443.2
Prior years	609.6	857.8	802.3

Total paid (b)	4,538.9	6,430.0	6,245.5

Less divested businesses	0.0	(177.7)	0.0
Reserve for claims (a), end of period	727.5	692.2	957.1
Add:
Claims and claims-related payable (d)	123.6	165.6	284.8
Other (e)	90.9	93.9	96.2

Reserves for claims and other settlements, end of period	$942.0	$951.7	$1,338.1

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)

This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and GAAP. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2010, and 2009, incurred claims related to prior years were estimated to be $70.0 million and $80.0 million lower than originally estimated at December 31, 2009 and 2008, respectively. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. Actual claim experience was more favorable than our estimate.

(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.
(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2010	2009	2008
	(Dollars in millions)
Total incurred claims	$4,574.2	$6,342.8	$6,363.9
Capitated expenses and shared risk	2,700.2	2,782.0	2,644.5
Pharmacy and other	1,334.7	1,607.2	1,754.3

Health plan services	$8,609.1	$10,732.0	$10,762.7

For the years ended December 31, 2010, 2009 and 2008, the Company’s capitated, shared risk, pharmacy and other expenses represented 47%, 41% and 41%, respectively, of the Company’s total health plan services.

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2010 and 2009 results of operations on a quarterly basis:

2010

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,416.1		$3,437.0		$3,393.5		$3,373.3
Health plan services costs	2,211.3		2,163.2		2,134.7		2,100.0
Government contracts costs	771.9		811.4		814.4		770.5
Income from operations before income taxes	26.6		77.9		102.2		124.2
Net income	16.1	(1)	45.1	(2)	62.7	(3)	80.4	(4)
Basic earnings per share	$0.16		$0.46		$0.64		$0.84
Diluted earnings per share (5)	$0.16		$0.45		$0.64		$0.83

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes a $14.5 million charge related to our operations strategy and other cost management initiatives.
(2)	Includes a $24.9 million charge related to our operations strategy and other cost management initiatives, $9.0 million charge related to early debt extinguishment and related interest rate swap termination, $6 million goodwill impairment charge related to our Northeast Operations, $21.6 million benefit from a litigation reserve true-up and $8.2 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(3)	Includes a $8.6 million charge related to our operations strategy and other cost management initiatives and $21.5 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(4)	Includes a $13.2 million charge related to our operations strategy and other cost management initiatives, $24.9 million benefit from a litigation reserve true-up and $12.3 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

2009

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,932.8		$4,013.7		$3,968.7		$3,798.1
Health plan services costs	2,721.8		2,718.0		2,735.0		2,557.2
Government contracts costs	725.0		791.0		716.3		707.4
Income (loss) from operations before income taxes	24.1		63.8		(78.9)		(34.3)
Net income (loss)	22.0	(1)	40.1	(2)	(66.0	)(3)	(45.2	)(4)
Basic earnings (loss) per share	$0.21		$0.39		$(0.64)		$(0.43)
Diluted earnings (loss) per share (5)	$0.21		$0.38		$(0.64)		$(0.43)

(1)	Includes a $44.8 million charge related to litigation and regulatory-related matters and our operations strategy, and $7 million decrease in reserve for uncertain tax positions.
(2)	Includes a $17.6 million charge related to litigation and regulatory-related matters and our operations strategy, and $4 million decrease in reserve for uncertain tax positions.
(3)	Includes a $18.9 million charge related to litigation, regulatory-related matters and our operations strategy and a $170.6 million pretax asset impairment charge related to the Northeast Sale (see Note 3 for more information), $3 million decrease in reserve for uncertain tax positions, and $9 million decrease in share-based compensation expense due to change in forfeiture assumptions.
(4)	Includes a $42.4 million charge related to litigation and regulatory-related matters and our operations strategy, an $4.3 million asset impairment charge and a $105.9 million loss on sale of our Northeast health plan subsidiaries (see Note 3 for more information).
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

Note 18—Credit Quality of Financing Receivables

As of December 31, 2010 and 2009, our financing receivables consisted of the following (amounts in millions):

	2010	2009
Amounts due for contingent membership renewals	$33.8	$0
Loans to health care providers	13.6	8.2

Amounts due for contingent membership renewals arose from the Northeast Sale (see Notes 2 and 3). United is required to pay us additional consideration as the members of the Acquired Companies transition to

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other United products to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing. The receivable amount is due in March 2011. Loans to health care providers are made from time to time to provide funding to certain health care providers and are generally due within twelve months from the time of the loan.

These financing receivables are considered past due if the required principal payments have not been received as of the date such payments were due. We do not accrue interest on these financing receivables, and interest income is recognized only to the extent any such cash payments are received. We had no past due financing receivables as of December 31, 2010 and 2009.

Financing receivables are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal payments. Impairment is evaluated in total for smaller-balance receivables of a similar nature and on an individual receivable basis for other larger receivables. If a receivable is impaired, a specific valuation allowance is established. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. We had no impaired receivables as of December 31, 2010.

As part of the on-going monitoring of the credit quality of our financing receivables, we track and monitor certain credit quality indicators including counterparties’ credit rating and financial condition, including their capital strength, amount of leverage, and stability of earnings and growth. The counterparty for the amounts due for contingent membership renewals is investment grade and strong financial condition. The counterparties for the loans to health care providers are of strong financial condition.

The allowance for possible bad debt is a reserve established through a bad debt provision charged to general and administrative expense, which represents our best estimate of probable losses that have been incurred within the existing receivables. The allowance, in our judgment, is necessary to reserve for estimated bad debt and risks inherent in the receivables. Our allowance for bad debt methodology is based on historical loss experience by type of credit and internal risk assessment with adjustments for current events and conditions. The allowance for bad debt was not material as of December 31, 2010 and 2009.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Net investment income (loss)	$44	$(50)	$10,359
Other income (loss)	33,172	(6,580)	(51,872)
Administrative service fees	472,828	464,840	430,499
Northeast administrative services fees and other	92,582	0	0

Total revenues	598,626	458,210	388,986
EXPENSES:
General and administrative	438,463	510,487	493,330
Depreciation and amortization	36,532	40,856	36,661
Interest	40,594	41,938	37,620
Northeast administrative services expenses	93,035	0	0
Asset impairments	4,133	24,561	0
Early debt extinguishment charge	513	0	0

Total expenses	613,270	617,842	567,611

Loss from operations before income taxes and equity in net income of subsidiaries	(14,644)	(159,632)	(178,625)
Income tax benefit	5,604	150,309	63,288
Equity in net income (loss) of subsidiaries	213,283	(39,681)	210,340

Net income (loss)	$204,243	$(49,004)	$95,003

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$203,804	$450,980
Investments—available-for-sale	0	7,507
Other assets	39,727	31,077
Deferred taxes	21,824	32,068
Due from subsidiaries	82,824	115,850

Total current assets	348,179	637,482
Property and equipment, net	97,061	100,014
Goodwill	346,100	350,233
Other intangible assets, net	3,073	3,698
Investment in subsidiaries	2,687,308	3,690,727
Other deferred taxes	0	29,668
Other assets	60,144	61,231

Total Assets	$3,541,865	$4,873,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$219,583	$227,577
Other liabilities	127,407	207,455

Total current liabilities	346,990	435,032
Intercompany notes payable—long term	1,011,095	2,156,087
Long term debt	398,685	498,480
Other liabilities	90,679	87,671

Total Liabilities	1,847,449	3,177,270

Commitments and contingencies
Stockholders’ Equity:
Common stock	145	154
Additional paid-in capital	1,221,301	1,190,203
Treasury common stock, at cost	(1,626,856)	(1,389,722)
Retained earnings	2,099,339	1,895,096
Accumulated other comprehensive income	487	52

Total Stockholders’ Equity	1,694,416	1,695,783

Total Liabilities and Stockholders’ Equity	$3,541,865	$4,873,053

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$155,740	$125,872	$(11,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	7,115	62,299	0
Maturities of investments	0	0	124,825
Purchases of investments	0	0	(194,631)
Sales of property and equipment	12	2,799	0
Purchases of property and equipment	(34,498)	(25,401)	(62,198)
Notes receivable due from subsidiaries	26,200	10,000	0
Capital contributions returned to Parent	1,182,635	350,707	304,543
Capital contributions to subsidiaries	(120,972)	(394,500)	(240,630)
Sales of restricted investments and other	14,253	0	0

Net cash provided by (used in) investing activities	1,074,745	5,904	(68,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	248	95	(2,240)
Excess tax benefit on share-based compensation	286	23	242
Net borrowings from subsidiaries	(1,144,992)	299,644	(20,493)
Proceeds from exercise of stock options and employee stock purchases	3,644	1,354	6,636
Proceeds from issuance of notes and other financing arrangements	100,000	80,000	520,000
Repayment of debt under financing arrangements	(200,000)	(130,000)	(370,000)
Repurchase of common stock	(236,847)	(14,150)	(243,172)

Net cash (used in) provided by financing activities	(1,477,661)	236,966	(109,027)

Net (decrease) increase in cash and cash equivalents	(247,176)	368,742	(188,774)
Cash and cash equivalents, beginning of period	450,980	82,238	271,012

Cash and cash equivalents, end of period	$203,804	$450,980	$82,238

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,074	$27,904	$31,330
Income taxes paid	96,319	71,396	97,715

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

EXHIBIT INDEX

Exhibit Number	Description

^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

^2.2	Restated Amendment No. 1 to Stock Purchase Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and UnitedHealth Group Incorporated, a copy of which is filed herewith (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

3.1	Sixth Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006 and incorporated herein by reference).

3.2	Tenth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2010 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) (File No. 1-12718) on July 26, 2004 and incorporated herein by reference).

4.2	Rights Agreement, dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement, dated as of December 14, 2009, by and between Health Net, Inc. and Angelee F. Bouchard (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.2	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Joseph C. Capezza and Health Net, Inc. (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Patricia T. Clarey (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.4	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.5	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.6	Amended and Restated Employment Agreement, dated as of February 22, 2010, by and between Health Net, Inc. and Steven Sell (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.7	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and John Sivori (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.8	Amendment No. 1 to the Amended and Restated Employment Agreement, dated March 20, 2009, by and among Health Net, Inc. and John Sivori (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.9	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Linda Tiano (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.10	Employment Letter Agreement, dated December 14, 2009, by and between Health Net, Inc. and Linda Tiano, (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.11	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and Steve Tough (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.12	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.13	Certain Compensation Arrangements With Respect to the Company’s Non-Employee Directors, as amended and restated on December 2, 2010, a copy of which is filed herewith.

*10.14	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.16	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.17	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc., as amended and restated on December 21, 2005 (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.24	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.25	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.26	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.27	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.28	Form of Restricted Stock Unit Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.29	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.30	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.31	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

Exhibit Number	Description

*10.32	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.33	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.34	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.35	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.36	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan, as amended and restated on December 21, 2005 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.37	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.38	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.39	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

*10.40	Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.41	Amendment Number One to the Health Net, Inc. (formerly Foundation Health Systems, Inc.) Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.42	Foundation Health Systems, Inc. Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.43	Amendment to Second Amended and Restated 1991 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.44	Foundation Health Systems, Inc. 1997 Stock Option Plan (as amended and restated on May 4, 2000) (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.46	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.47	Second Amendment to 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.48	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.49	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.50	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan dated January 14, 2009 (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.51	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.52	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file No. 1-12718) and incorporated herein by reference).

*10.53	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.54	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan dated December 4, 2008 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.55	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan dated January 14, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.56	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006 and incorporated herein by reference).

*10.57	Amendment No. 1 to the Health Net, Inc. 2006 Long-Term Incentive Plan, dated January 14, 2009 (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.58	Amendment No. 2 to the Health Net, Inc. 2006 Long-Term Incentive Plan, dated March 5, 2009 (filed as Appendix B to the Company’s Definitive Proxy Statement on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.59	Health Net, Inc. Amended and Restated Executive Officer Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.60	Health Net, Inc. Management Incentive Plan, adopted December 16, 2004 (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.61	Amendment No. 1 to the Health Net, Inc. Management Incentive Plan, dated November 12, 2008 (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.62	Addendum A to the Health Net, Inc. Management Incentive Plan, adopted July 20, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.63	Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.64	First Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.65	Amended and Restated Health Net, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.66	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.67	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.68	Foundation Health Corporation Executive Retiree Medical Plan (as amended and restated effective April 25, 1995) (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.69	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.70	Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

10.71	Credit Agreement, dated as of June 25, 2007, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JP Morgan Chase Bank, N.A., as Syndication Agent, Citicorp USA, Inc., as Documentation Agent, the other lenders party thereto and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Joint Lead Arrangers and as Co-Book Managers (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2007 (File No. 1-12718) and incorporated herein by reference).

10.72	First Amendment to Credit Agreement, dated as of April 29, 2008, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent and the other lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.73	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^10.74	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

†^10.75	Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation, a copy of which is filed herewith.

†^10.76	Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation, a copy of which is filed herewith.

+10.77	Business Transition Agreement, dated as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Health Net Life Insurance Company, Oxford Health Plans, LLC, UnitedHealthcare Insurance Company, Oxford Health Insurance, Inc., and solely with respect to Section 4.8(b) thereof, UnitedHealth Group Incorporated (filed as Exhibit 10.106 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

+10.78	Transitional Trademark License Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of Connecticut, Inc., Health Net of New York, Inc., Health Net Insurance of New York, Inc., FOHP, Inc., Health Net of New Jersey, Inc. and Health Net Services (Bermuda) Ltd. (filed as Exhibit 10.107 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

+10.79	Form of Administrative Services Agreement dated December 11, 2009 (filed as Exhibit 10.108 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, (2) Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (3) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.