Form 10-Q
period 2011-03-31
HEALTH NET INC
filed 2011-05-06
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2011 was 90,493,341 (excluding 56,132,537 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Health plan services premiums	$2,612,384	$2,527,507
Government contracts	875,127	809,459
Net investment income	23,835	19,922
Administrative services fees and other income	2,721	8,856
Northeast administrative services fees and other	12,449	50,360

Total revenues	3,526,516	3,416,104

Expenses
Health plan services (excluding depreciation and amortization)	2,282,334	2,211,256
Government contracts	822,152	771,902
General and administrative	426,361	247,096
Selling	60,691	58,831
Depreciation and amortization	8,828	8,663
Interest	7,620	9,884
Northeast administrative services expenses	52,255	81,878
Adjustment to loss on sale of Northeast health plan subsidiaries	(34,854)	0

Total expenses	3,625,387	3,389,510

(Loss) income from operations before income taxes	(98,871)	26,594
Income tax provision	9,324	10,504

Net (loss) income	$(108,195)	$16,090

Net (loss) income per share:
Basic	$(1.16)	$0.16
Diluted	$(1.16)	$0.16
Weighted average shares outstanding:
Basic	93,290	101,049
Diluted	93,290	102,115

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$142,297	$350,138
Investments—available-for-sale (amortized cost: 2011—$1,660,107, 2010—$1,653,502)	1,658,788	1,663,218
Premiums receivable, net of allowance for doubtful accounts (2011—$5,289, 2010—$6,613)	397,949	298,892
Amounts receivable under government contracts	293,646	266,456
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	292,649	284,247
Other receivables	76,893	136,323
Deferred taxes	25,471	45,769
Other assets	229,568	182,252

Total current assets	3,117,261	3,227,295
Property and equipment, net	122,966	123,137
Goodwill	605,886	605,886
Other intangible assets, net	23,270	24,217
Deferred taxes	55,957	50,648
Investments—available-for-sale-noncurrent (amortized cost: 2011—$10,435, 2010—$10,447)	8,870	8,756
Other noncurrent assets	90,983	91,754

Total Assets	$4,025,193	$4,131,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$889,876	$942,024
Health care and other costs payable under government contracts	106,254	113,865
IBNR health care costs payable under TRICARE North contract	292,649	284,247
Unearned premiums	151,963	158,493
Accounts payable and other liabilities	514,957	402,024

Total current liabilities	1,955,699	1,900,653
Senior notes payable	398,736	398,685
Other noncurrent liabilities	184,159	137,939

Total Liabilities	2,538,594	2,437,277

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2011—146,550 shares; 2010—145,121 shares)	147	145
Additional paid-in capital	1,255,246	1,221,301
Treasury common stock, at cost (2011—54,731 shares of common stock; 2010—50,474 shares of common stock)	(1,753,760)	(1,626,856)
Retained earnings	1,991,144	2,099,339
Accumulated other comprehensive (loss) income	(6,178)	487

Total Stockholders’ Equity	1,486,599	1,694,416

Total Liabilities and Stockholders’ Equity	$4,025,193	$4,131,693

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						16,090		16,090
Change in unrealized gain on investments, net of tax impact of $1,370							2,504	2,504
Defined benefit pension plans:
Prior service cost and net loss							65	65

Total comprehensive income								18,659

Exercise of stock options and vesting of restricted stock units	622	(9)	859					850
Share-based compensation expense			14,555					14,555
Tax detriment related to equity compensation plans			(3,713)					(3,713)
Repurchases of common stock				(3,560)	(86,605)			(86,605)

Balance as of March 31, 2010	144,797	$145	$1,201,904	(44,580)	$(1,476,327)	$1,911,186	$2,621	$1,639,529

Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Comprehensive (loss) income:
Net loss						(108,195)		(108,195)
Change in unrealized loss on investments, net of tax impact of $4,145							(6,761)	(6,761)
Defined benefit pension plans:
Prior service cost and net loss							96	96

Total comprehensive loss								(114,860)

Exercise of stock options and vesting of restricted stock units	1,429	2	22,952					22,954
Share-based compensation expense			9,428					9,428
Tax benefit related to equity compensation plans			1,565					1,565
Repurchases of common stock				(4,257)	(126,904)			(126,904)

Balance as of March 31, 2011	146,550	$147	$1,255,246	(54,731)	$(1,753,760)	$1,991,144	$(6,178)	$1,486,599

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(108,195)	16,090
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	8,828	8,663
Adjustment to loss on sale of business	(34,854)	0
Share-based compensation expense	9,428	14,555
Deferred income taxes	19,135	(638)
Excess tax benefit on share-based compensation	(1,164)	(473)
Net realized gain on investments	(12,298)	(6,853)
Other changes	2,571	6,058
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(105,587)	9,652
Other current assets, receivables and noncurrent assets	11,907	8,431
Amounts receivable/payable under government contracts	(34,801)	(23,638)
Reserves for claims and other settlements	(52,148)	43,939
Accounts payable and other liabilities	147,210	51,661

Net cash (used in) provided by operating activities	(149,968)	127,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	398,470	444,200
Maturities of investments	74,407	36,631
Purchases of investments	(468,255)	(557,102)
Purchases of property and equipment	(10,305)	(3,549)
Purchase price adjustment on sale of Northeast Health Plans	41,036	0
Purchases of restricted investments and other	(13,764)	(130)

Net cash provided by (used in) investing activities	21,589	(79,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	7,990	850
Excess tax benefit on share-based compensation	1,164	473
Repurchases of common stock	(113,510)	(94,209)
Repayment of borrowings under revolving credit facility	0	(100,000)
Net increase in checks outstanding, net of deposits	24,894	0

Net cash used in financing activities	(79,462)	(192,886)

Net decrease in cash and cash equivalents	(207,841)	(145,389)
Cash and cash equivalents, beginning of year	350,138	682,803

Cash and cash equivalents, end of period	$142,297	$537,414

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,215	$1,770
Income taxes paid	824	4,173

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Health Net, Inc. (referred to herein as Health Net, the Company, we, us or our) prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).

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

The Northeast Operations had approximately $14.5 million and $75.9 million in total revenues in the three months ended March 31, 2011 and 2010, respectively, which represented less than 1% and approximately 2% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. The Northeast Operations had a combined pretax loss of $(4.9) million and $(37.7) million for the three months ended March 31, 2011 and 2010, respectively.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $70.8 million as of March 31, 2011 and $45.9 million as of December 31, 2010. These amounts were classified as accounts payable and other liabilities in the consolidated balance sheets, and the changes in these amounts have been reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three months ended March 31, 2011 and 2010, we did not recognize any losses from other-than-temporary impairments. See Note 4 to our consolidated financial statements for additional information regarding our investments.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $413.0 million and $401.2 million as of March 31, 2011 and December 31, 2010, respectively. There were no borrowings outstanding under our revolving credit facility as of March 31, 2011 and December 31, 2010, respectively. See Note 6 for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the only customer of our Government Contracts segment (Government Contracts), with premiums and fees accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment (Western Region Operations) as a result of our contracts with the Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation) after tax on investments available-for-sale, and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive (loss) income are as follows:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Investments:
Unrealized gains on investments available for sale as of January 1	$5.3	$1.0
Net change in unrealized gains on investments available for sale	1.2	7.0
Reclassification of unrealized gains to earnings	(8.0)	(4.5)

Unrealized (losses) gains on investments available for sale as of March 31	(1.5)	3.5

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	(4.8)	(0.9)
Net change in prior service cost and net loss amortization	0.1	0

Prior service cost and net loss amortization as of March 31	(4.7)	(0.9)

Accumulated other comprehensive (loss) income	$(6.2)	$2.6

Earnings Per Share

Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (this reflects the potential dilution that could occur if stock options were exercised and restricted stock units (RSUs) and performance share units (PSUs) were vested) outstanding during the periods presented.

Common stock equivalents arising from dilutive stock options, RSUs and PSUs are computed using the treasury stock method. For the three months ended March 31, 2011, 1,553,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect. There were 1,066,000 shares of common stock equivalents outstanding for the three months ended March 31, 2010.

For the three months ended March 31, 2010, RSUs and options to purchase an aggregate of 2,716,000 shares of our common stock were considered anti-dilutive and were not included in the computation of diluted earnings per share. Outstanding options expire at various times through April 2019.

In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). The remaining authorization under our 2010 stock repurchase program as of March 31, 2011 was $45.2 million, and we completed the program in April, 2011. See Note 5 for more information regarding our 2010 stock repurchase program.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations	Total
	(Dollars in millions)
Balance as of March 31, 2011 and December 31, 2010	$605.9	$0	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2011:
Provider networks	$40.5	$(32.8)	$7.7	19.4
Customer relationships and other	29.5	(13.9)	15.6	11.1

	$70.0	$(46.7)	$23.3

As of December 31, 2010:
Provider networks	$40.5	$(32.6)	$7.9	19.4
Customer relationships and other	29.5	(13.2)	16.3	11.1

	$70.0	$(45.8)	$24.2

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

Year	Amount
2011	$3.5
2012	3.4
2013	3.4
2014	2.8
2015	2.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2011 and December 31, 2010, the restricted cash and cash equivalents balances totaled $0.3 million and $0.4 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.7 million and $25.8 million as of March 31, 2011 and December 31, 2010, respectively, and are included in investments available-for-sale.

Subsequent Accounting for the Northeast Sale

Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment (see Note 3). We are required to continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until all members are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to be in effect through the second quarter of 2011. Under the United Administrative Services Agreements, we provide claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognize the revenue that we earn from providing these administrative services in the period these services are provided, and we report such revenue in the line item, Northeast administrative services fees and other income, in our consolidated statements of operations. Also included in Northeast administrative services fees and other income is the amortization of the value of services to be provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue is being amortized and recorded as Northeast administrative services fees using a level of effort approach. During the three months ended March 31, 2011 and 2010, $2.3 million and $2.5 million, respectively, was amortized from deferred revenue and recorded as Northeast administrative services fees.

In addition, we were entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss), and in the first quarter of 2011, we received $7 million related to our share of the profit associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. As part of the Northeast Sale, we also retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date of the transaction and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Accordingly, the Northeast administrative services fees include a quarterly net payment (QNP) to be paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represents the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We report expenses we incur in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United is required to pay us additional consideration for the value of the members of the Acquired Companies that transition to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewals). In connection with contingent membership renewals, we recorded $34.9 million and $0 in the three months ended March 31, 2011 and 2010, respectively, as an adjustment to the loss on sale of the Northeast health plan subsidiaries. As of March 31, 2011, $35.0 million was due from United in connection with contingent membership renewals.

Award of New TRICARE Contract

We are the managed care contractor for the United States Department of Defense’s (DoD) TRICARE program in the North Region. On May 13, 2010, we were awarded the new Managed Care Support Contract (T-3) for the TRICARE North Region, and health care delivery under the new contract commenced on April 1, 2011. The T-3 contract has five one-year option periods, however, on March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011, and if all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015. We believe that the T-3 contract has an administrative services only (ASO) structure with fixed fees and incentive payments. We are currently evaluating the T-3 contract’s expected impact on our consolidated results of operations and financial condition in 2011, as well as the related accounting and reporting requirements. The transition-in process for the T-3 contract began in the second quarter of 2010, and we have deferred $37.0 million of costs related to the transition-in activities as of March 31, 2011. These deferred transition-in costs will be amortized starting on April 1, 2011 on a straight-line basis over the customer relationship period.

3.    SEGMENT INFORMATION

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

Our Western Region Operations reportable segment includes the operations of our commercial, Medicare (including Part D) and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care plans through the TRICARE program and other health care-related government contracts. Our Government Contracts segment administers one large, multi-year managed health care government contract and other health care-related government contracts. Our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment (for example, see Note 8 for the $177.2 million charge included in Corporate/Other in the first quarter of 2011 related to the AmCareco litigation judgment). Accordingly, these costs are not included in the performance evaluation of the reportable segments by our chief operating decision maker. Effective in 2010, certain charges, including those related to our operations strategy and corporate overhead cost reduction efforts as well as asset impairments, are reported as part of Corporate/Other.

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2011
Revenues from external sources	$2,636.9	$875.1	$14.5	$0	$3,526.5
Intersegment revenues	2.9	0	0	(2.9)	0
Segment pretax income (loss)	36.4	57.8	(4.9)	(188.2)	(98.9)
Three Months Ended March 31, 2010
Revenues from external sources	$2,530.7	$809.5	$75.9	$0	$3,416.1
Intersegment revenues	12.0	0	0	(12.0)	0
Segment pretax income (loss)	40.8	38.0	(37.7)	(14.5)	26.6

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Commercial premium revenue	$1,489.7	$1,412.3
Medicare premium revenue	792.1	786.9
Medicaid premium revenue	328.6	303.2

Total Western Region Operations Health Plan Services Premiums	2,610.4	2,502.4

Total Northeast Operations Health Plan Services Premiums	2.0	25.1

Total Health Plan Services Premiums	$2,612.4	$2,527.5

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

We classified $8.9 million and $8.8 million as investments available-for-sale-noncurrent as of March 31, 2011 and December 31, 2010, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$721.0	$4.1	$(3.5)	$721.6
U.S. government and agencies	124.1	0.1	(0.4)	123.8
Obligations of states and other political subdivisions	502.3	1.9	(6.9)	497.3
Corporate debt securities	312.7	5.0	(1.7)	316.0
Other securities	0	0.1	0	0.1

	$1,660.1	$11.2	$(12.5)	$1,658.8

Noncurrent:

Obligations of states and other political subdivisions	$10.5	$0	$(1.6)	$8.9

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$642.3	$8.1	$(2.2)	$648.2
U.S. government and agencies	103.6	0.1	(0.4)	103.3
Obligations of states and other political subdivisions	533.2	2.1	(8.1)	527.2
Corporate debt securities	374.5	11.8	(1.8)	384.5
Other securities	0	0	0	0

	$1,653.6	$22.1	$(12.5)	$1,663.2

Noncurrent:

Obligations of states and other political subdivisions	$10.5	$0	$(1.7)	$8.8

As of March 31, 2011, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$37.6	$37.9
Due after one year through five years	531.7	533.9
Due after five years through ten years	230.9	229.4
Due after ten years	138.9	135.9
Asset-backed securities	721.0	721.6
Other securities	0	0.1

Total current investments available-for-sale	$1,660.1	$1,658.8

As of March 31, 2011, the contractual maturities of our investments available-for-sale–noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due after ten years	$10.5	$8.9

Total investments available-for-sale-noncurrent	$10.5	$8.9

Proceeds from sales of investments available-for-sale during the three months ended March 31, 2011 were $398.5 million. Gross realized gains and losses totaled $13.0 million and $0.7 million, respectively, for the three months ended March 31, 2011. Proceeds from sales of investments available-for-sale during the three months ended March 31, 2010 were $444.2 million. Gross realized gains and losses totaled $8.4 million and $1.5 million, respectively, for the three months ended March 31, 2010.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$374.3	$(3.5)	$0.1	$0	$374.4	$(3.5)
U.S. government and agencies	44.8	(0.4)	0	0	44.8	(0.4)
Obligations of states and other political subdivisions	314.6	(6.8)	0.3	0	314.9	(6.8)
Corporate debt securities	154.5	(1.8)	0	0	154.5	(1.8)
Other securities	0	0	0	0	0	0

	$888.2	$(12.5)	$0.4	$0	$888.6	$(12.5)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Obligations of states and other political subdivisions	$0	$0	$8.9	$(1.6)	$8.9	$(1.6)

	$0	$0	$8.9	$(1.6)	$8.9	$(1.6)

The following table shows the number of individual securities included in our current investments that have been in a continuous loss position at March 31, 2011:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	92	2	94
U.S. government and agencies	6	0	6
Obligations of states and other political subdivisions	119	1	120
Corporate debt securities	80	0	80
Other securities	0	0	0

	297	3	300

The following table shows the number of individual securities included in our noncurrent investments that have been in a continuous loss position at March 31, 2011:

	Less than 12 Months	12 Months or More	Total
Obligations of states and other political subdivisions	0	1	1

	0	1	1

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

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Obligations of states and other political subdivisions	$0	$0	$8.8	$(1.7)	$8.8	$(1.7)

	$0	$0	$8.8	$(1.7)	$8.8	$(1.7)

The above referenced investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.

5.    STOCK REPURCHASE PROGRAM

We completed our $700 million stock repurchase program in February 2010 and repurchased 3.3 million shares of our common stock under this program during the three months ended March 31, 2010 for aggregate consideration of $79.4 million. On March 18, 2010, our Board of Directors authorized the 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. During the three months ended March 31, 2011, we repurchased 3,512,710 shares of our common stock for aggregate consideration of approximately $104.6 million under our 2010 stock repurchase program. The remaining authorization under our 2010 stock repurchase program as of March 31, 2011 was $45.2 million, and we completed the program in April, 2011.

On May 4, 2011, we announced that our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). Subject to Board approval, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of stock repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.

As of March 31, 2011, we had repurchased an aggregate of 9,388,467 shares of our common stock under our 2010 stock repurchase program since its inception in March 2010 at an average price of $27.14 per share for aggregate consideration of $254.8 million. We used net free cash available, including proceeds from the Northeast Sale and cash at the parent company, Health Net, Inc., to fund the share repurchases.

6.    FINANCING ARRANGEMENTS

Senior Notes

In 2007 we issued $400 million in an aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2011, no default or event of default had occurred under the indenture governing the Senior Notes.

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

•

(A) our failure or the failure of any of our subsidiaries to pay indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50 million, at the later of final maturity and the expiration of any related applicable grace period and such defaulted payment shall not have been made, waived or extended within 30 days after notice or (B) acceleration of the maturity of indebtedness for money we borrowed or any of our subsidiaries borrowed in an aggregate principal amount of at least $50 million, if that acceleration results from a default under the instrument giving rise to or securing such indebtedness for money borrowed and such indebtedness has not been discharged in full or such acceleration has not been rescinded or annulled within 30 days after notice; or

•	events in bankruptcy, insolvency or reorganization of our Company.

Our Senior Notes payable balances were $398.7 million as of both March 31, 2011 and December 31, 2010, respectively.

Revolving Credit Facility

We have a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. As of March 31, 2011, there were no amounts outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $751.4 million (see “—Letters of Credit” below).

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2011 and December 31, 2010, we had outstanding letters of credit of $148.6 million and $249.1 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $751.4 million and $650.9 million, respectively. As of March 31, 2011 and December 31, 2010, no amounts had been drawn on any of these letters of credit.

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

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models and/or other valuation methodologies which are based on an income approach. Examples include but are not limited to multidimensional relational model, option adjusted spread model, and various matrices. Specific pricing inputs include quoted prices for similar securities in both active and non-active markets, other observable inputs such as interest rates, yield curve volatilities, default rates, and inputs that are derived principally from or corroborated by other observable market data. Investments that are generally included in this category include asset-backed securities, corporate bonds and loans, municipal bonds, auction rate securities and interest rate swap assets.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of March 31, 2011
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$559.4	$0	$0	$559.4
Commercial mortgage-backed securities	0	67.8	0	0	67.8
Other asset-backed securities	0	94.4	0	0	94.4
U.S. government and agencies:
U.S. Treasury securities	25.7	0	0	0	25.7
U.S. Agency securities	0	98.1	0	0	98.1
Obligations of states and other political subdivisions	0	487.4	8.9	9.9	506.2
Corporate debt securities	0	316.0	0	0	316.0
Other securities	0.1	0	0	0	0.1

Total assets at fair value	$25.8	$1,623.1	$8.9	$9.9	$1,667.7

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
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

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2011 and 2010. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Beginning balance	$9.9	$10.0
Transfers into Level 3	0	0
Transfers out of Level 3	0	0
Total gains and losses
Realized in net income	0	0
Unrealized in accumulated other comprehensive income	0	0
Purchases, sales, issuances and settlements
Purchases	0	0
Sales	0	0
Issuances	0	0
Settlements	0	0

Ending balance	$9.9	$10.0

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0

We had no financial assets or liabilities that were fair valued on a non-recurring basis during the three months ended March 31, 2011 and 2010.

8.    COMMITMENTS AND CONTINGENCIES

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

On April 1, 2011, the Louisiana Supreme Court reinstated the original jury verdict in favor of the Texas receiver and affirmed the trial court’s judgment notwithstanding the verdict reducing the jury’s compensatory damages award. The Supreme Court reversed the trial court’s judgment notwithstanding the verdict reducing the jury’s award of punitive damages to the Texas receiver. The Supreme Court also reinstated the trial court’s judgments in favor of the Oklahoma and Louisiana receivers. We filed a request for rehearing with the Louisiana Supreme Court, which was denied on April 29, 2011. On May 6, 2011, we filed a motion to stay enforcement on the portion of the judgment relating to the punitive damage award with the Louisiana Supreme Court. As a result of the Louisiana Supreme Court’s decision, we recorded in general and administrative expenses a pretax charge of $177.2 million, or $157.9 million after tax, in the first quarter of 2011, which decreased our net income per diluted share for the first quarter of 2011 by $1.69.

In light of the original trial court judgments against us, on November 3, 2006, we filed a complaint in the U.S. District Court for the Middle District of Louisiana and simultaneously filed an identical suit in the 19th Judicial District Court in East Baton Rouge Parish seeking to nullify the three judgments that were rendered against us on the grounds of ill practice which resulted in the judgments entered. We have alleged that the judgments and other prejudicial rulings rendered in these cases were the result of impermissible ex parté contacts between the receivers, their counsel and the trial court during the course of the litigation. Preliminary motions and exceptions have been filed by the receivers for AmCare-TX, AmCare-OK and AmCare-LA seeking dismissal of our claim for nullification on various grounds. The federal judge dismissed our federal complaint and we appealed to the U.S. Fifth Circuit Court of Appeals. On July 8, 2008, the Fifth Circuit issued an opinion affirming the district court’s dismissal of the federal complaint, albeit on different legal grounds from those relied upon by the district court. The state court nullity action has been stayed during the pendency of the appeal of the underlying judgments.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are also subject to periodic reviews and audits by various regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims and the assessment of regulatory fines or penalties. From time to time, we receive subpoenas and other requests for information from such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.

In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits. We are currently party to various putative class action lawsuits filed in federal and state courts in connection with our announcement that certain server drives containing protected health information or personally identifying information of certain individuals are unaccounted for in connection with the migration of our data center. See “Part II, Item 1A. Risk Factors—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” for additional information about these actions and the associated risks.

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

Operating Lease

In March 2011, we entered into a 10-year operating lease agreement for office space in Woodland Hills, California for our California health plan. This agreement extends the term of an existing lease by 10 years and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. The total future minimum lease commitments under this lease are approximately $105 million over a 10-year term beginning in 2012.

9.    CREDIT QUALITY OF FINANCING RECEIVABLES

As of March 31, 2011 and December 31, 2010, our financing receivables consisted of the following (amounts in millions):

	March 31, 2011	December 31, 2010
Amounts due for contingent membership renewals	$35.0	$33.8
Loans to health care providers	10.7	13.6

Amounts due for contingent membership renewals arose from the Northeast Sale (see Note 2). United is required to pay us additional consideration for the value of the members of the Acquired Companies that transition to other United products based on a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing. The receivable amount accrued as of December 31, 2010 was received in March 2011. The receivable amount as of March 31, 2011 is due in September 2011. Loans to health care providers are made from time to time to provide funding to certain health care providers and are generally due within twelve months from the time of the loan.

These financing receivables are considered past due if the required principal payments have not been received as of the date such payments were due. We do not accrue interest on these financing receivables, and interest income is recognized only to the extent any such cash payments are received. We had no past due financing receivables as of March 31, 2011 and December 31, 2010. Financing receivables are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal payments. Impairment is evaluated in total for smaller-balance receivables of a similar nature and on an individual receivable basis for other larger receivables. If a receivable is impaired, a specific valuation allowance is established. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. We had no impaired receivables as of March 31, 2011 and December 31, 2010.

As part of the on-going monitoring of the credit quality of our financing receivables, we track and monitor certain credit quality indicators such as the counterparties’ credit rating and financial condition, including their capital strength, amount of leverage, and stability of earnings and growth. The counterparty for the amounts due for contingent membership renewals is investment grade and in strong financial condition. We believe that the counterparties for the loans to health care providers are of strong financial condition.

The allowance for possible bad debt is a reserve established through a bad debt provision charged to general and administrative expense, which represents our best estimate of probable losses that have been incurred within the existing receivables. The allowance, in our judgment, is necessary to reserve for estimated bad debt and risks inherent in the receivables. Our allowance for bad debt methodology is based on historical loss experience by type of credit and internal risk assessment, with adjustments for current events and conditions. The allowance for bad debt was not material as of March 31, 2011 and December 31, 2010.

10.    INCOME TAXES

The effective income tax rate was (9.4%) and 39.5% for the three months ended March 31, 2011 and 2010, respectively. The change in the effective income tax rate from 2010 is primarily the result of the decision rendered in 2011 by the Louisiana Supreme Court in the AmCareco litigation (see Note 8).

This decision and the related expense resulted in a current and long-term deferred tax benefit of $19.3 million and $51.1 million, respectively. The realization of the long-term deferred tax assets for the related benefit is uncertain and as such a valuation allowance for the full amount was established as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K and this Form 10-Q, and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, Department of Defense, including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 5.1 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington of our commercial, Medicare (including Part D) and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 2.9 million medical members (including Medicare Part D members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. Under the TRICARE contract for the North Region, we provide health care services to approximately 3.1 million Military Health System (“MHS”) eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligible beneficiaries for whom we provide health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provide administrative services only, or “ASO”. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region, and health care delivery under the new contract commenced on April 1, 2011. We believe that the T-3 contract will be accounted for as an administrative services only contract and are currently evaluating its expected impact on our consolidated results of operations and financial condition in 2011 as well as the related accounting and reporting requirements.

Our Northeast Operations reportable segment includes the operations of our businesses that are providing administrative services to United and its affiliates pursuant to the United Administrative Services Agreements and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members.

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (“G&A”) and selling expenses. In addition, factors such as state and federal health care reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses primarily consist of external broker commission expenses and generally vary with premium volume.

We measure our Government Contracts segment profitability based on government contracts cost ratio and pretax income. The government contracts cost ratio is calculated as government contracts cost divided by government contracts revenue. The pretax income is calculated as government contracts revenue less government contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts ratio and pretax income.

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

Health Care Reform Legislation

During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as defined by the National Association of Insurance Commissioners (“NAIC”) and to be adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement of some of the provisions was postponed until July 1, 2011 and again until January 1, 2012. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

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

New guidance on certain other provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections), but we are still awaiting further final guidance on a number of key topics such as rate review of unreasonable rates (a Notice of Proposed Rulemaking was issued by HHS on December 21, 2010 with requirements for establishing a process for review of “unreasonable” premium increases filed or effective on or after July 1, 2011), essential benefits, the application of the health insurer fee, and federal criteria for participation in state-based exchanges, among others. On April 7, 2011, HHS released proposed new rules under the ACA on Accountable Care Organizations (“ACOs”) and the Medicare Shared Savings Program. These new rules are intended to create incentives for health care providers to work together to treat an individual across different care settings. The impact of these new rules on the healthcare market and the role to be played by health plans in the creation and operation of ACOs remains to be determined. Though the federal government has issued interim final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the interim final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the interim final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that exceed the federal health care reform requirements, such as prior approval of rates. Some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California recently passed legislation establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. This could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This legislation also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. In addition, legislation under consideration in California (“SB 703”) would create a Basic Health Plan (“BHP”), which is authorized, but not required by the ACA, and would be administered by the Managed Risk Medical Insurance Board (“MRMIB”). If this legislation is enacted in its current form, individuals with incomes between 133% and 200% of the federal poverty limit would be required to enroll in the BHP and would receive a premium subsidy from the federal government. Federal law prohibits states with a BHP from allowing these individuals to enroll in the state exchanges, so the number of individuals eligible for the exchange would be reduced by the number of individuals receiving coverage in the BHP. We are evaluating the potential impact of a BHP in California on us should SB 703 be signed into law. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. In early 2011, a majority of the U.S. House of Representatives voted in favor of repealing the federal health care reform legislation. A similar proposal was voted on by the U.S. Senate, but failed by a vote of 47 to 51. Most of the bills proposed to repeal or replace certain provisions of ACA do not have bipartisan and bicameral support, and are not expected to be signed into law by the current President. However, on April 14, 2011, the President signed legislation that repeals the ACA provision which would have required businesses to file 1099 tax forms for purchases over $600. The President also recently signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives. In addition, some recent U.S. District Court cases have found that all or part of ACA is unconstitutional. For example, in December 2010, the U.S. District Court for the Eastern District of Virginia ruled that ACA’s mandate that U.S. citizens purchase health insurance, or the individual mandate, is unconstitutional. In January 2011, the U.S. District Court for the Northern District of Florida found the individual mandate provision unconstitutional and declared the entire statute to be invalid. On the other hand, other U.S. District Courts have upheld the law. It is expected that the constitutionality of the individual mandate and ACA itself will be ultimately decided by the U.S. Supreme Court. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain.

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

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potential new laws and regulations, state regulators also are considering new requirements that would restrict our ability to implement changes to our premium rates. These changes could lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In addition, state regulators could impose standards that are more stringent than those required under the ACA. For example, the California Department of Insurance recently passed emergency regulations requiring immediate compliance with the ACA minimum medical loss ratio requirements. We are currently evaluating the impact of these emergency regulations on us. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Recent Developments

Stock Repurchase Program

On May 4, 2011, we announced that our Board of Directors authorized the 2011 stock repurchase program for the repurchase of up to $300 million of our outstanding common stock, subject to approval of our Board of Directors. We completed our 2010 stock repurchase program in April 2011.

Unaccounted-For Disk Drives

In January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We subsequently commenced an investigation of the contents of the unaccounted for server drives, including a detailed forensic review by computer experts, and determined that certain of these unaccounted for drives contain protected health information (“PHI”) and personally identifiable information relating to certain individuals. We reported the loss to authorities and notified affected individuals. This matter is under review by various regulatory authorities. In addition, we, and our third party vendor, are currently party to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to be affected by this incident. See “Part II, Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected”, “—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” and “—We are subject to risks associated with outsourcing services and functions to third parties” for additional information.

AmCareco Judgment

In the three months ended March 31, 2011, we recorded a $177.2 million pretax, or $157.9 million after-tax, charge incurred as a result of the Louisiana Supreme Court’s decision rendered on April 1, 2011 in connection with the AmCareco litigation. The charge was recorded as part of G&A expenses, and contributed to the Company reporting a net loss of $(108.2) million, or $(1.16) per share, for the three months ended March 31, 2011 as compared to net income of $16.1 million, or $0.16 per diluted share, for the same period in 2010. See Note 8 to our consolidated financial statements for additional information regarding the AmCareco litigation and the Louisiana Supreme Court’s decision.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,612,384	$2,527,507
Government contracts	875,127	809,459
Net investment income	23,835	19,922
Administrative services fees and other income	2,721	8,856
Northeast administrative services fees and other	12,449	50,360

Total revenues	3,526,516	3,416,104

Expenses
Health plan services (excluding depreciation and amortization)	2,282,334	2,211,256
Government contracts	822,152	771,902
General and administrative	426,361	247,096
Selling	60,691	58,831
Depreciation and amortization	8,828	8,663
Interest	7,620	9,884
Northeast administrative services expenses	52,255	81,878
Adjustment to loss on sale of Northeast health plan subsidiaries	(34,854)	0

Total expenses	3,625,387	3,389,510

(Loss) income from operations before income taxes	(98,871)	26,594
Income tax provision	9,324	10,504

Net (loss) income	$(108,195)	$16,090

Net (loss) income per share:
Basic	$(1.16)	$0.16
Diluted	$(1.16)	$0.16

In the three months ended March 31, 2011, we recorded a $177.2 million pretax, or $157.9 million after-tax, charge incurred as a result of the Louisiana Supreme Court’s decision rendered on April 1, 2011 in connection with the AmCareco litigation. See Note 8 to our consolidated financial statements for additional information regarding the AmCareco litigation and the Louisiana Supreme Court’s decision. The charge was recorded as part of G&A expenses. The charge contributed to the Company reporting a net loss of $(108.2) million, or $(1.16) per share, for the three months ended March 31, 2011 as compared to net income of $16.1 million, or $0.16 per diluted share, for the same period in 2010. Pretax margin was (2.8) percent for the three months ended March 31, 2011 compared to 0.8 percent for the three months ended March 31, 2010.

Our total revenues increased 3.2 percent in the three months ended March 31, 2011 to $3.5 billion from $3.4 billion in the same period in 2010. Health plan services premium revenues increased by 3.4 percent to $2.6 billion in the three months ended March 31, 2011, compared with $2.5 billion in the three months ended March 31, 2010. Health plan services expenses increased from $2.2 billion in the three months ended March 31, 2010 to $2.3 billion in the three months ended March 31, 2011. Investment income increased to $23.8 million in the three months ended March 31, 2011 compared with $19.9 million in the same period of 2010.

Our Government contracts revenues increased by approximately 8.1 percent in the first quarter of 2011 to $875.1 million from $809.5 million in the same period of 2010. The Government contracts cost ratio decreased to 93.4 percent in the first quarter of 2011 compared to 95.3 percent in the first quarter of 2010.

In addition to the litigation charge recorded in the first quarter of 2011, our operating results for the three months ended March 31, 2011 were impacted by a $34.9 million favorable adjustment to loss on sale of Northeast health plan subsidiaries, partially offset by pretax costs of $11.0 million related to our cost management initiatives. Our operating results for the three months ended March 31, 2010 were impacted by $14.5 million in pretax costs related to our operations strategy and other cost management initiatives.

Days Claims Payable

Days claims payable (DCP) for the first quarter of 2011 was 35.1 days compared with 40.5 days in the first quarter of 2010. On an adjusted basis (adjusting for capitation payable/cost, provider and other claim settlements and Medicare Part D payable/cost), days claims payable in the first quarter of 2011 was 51.8 days compared with 55.8 days in the first quarter of 2010.

Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements (“Claims Reserve”) by health plan services cost (“Health Plan Costs”) during the quarter and multiplying that amount by the number of days in the quarter. The following table presents an adjusted DCP metric which subtracts capitation payable/cost, provider and other claim settlements and Medicare Part D payable/cost from the Claims Reserve and Health Plan Costs. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. Therefore, management believes that adjusted DCP may present a more accurate reflection of days claims payable calculated from claims-based reserves than does GAAP DCP, which includes such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$889.9	$995.6
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(113.0)	(174.0)

(2) Reserve for Claims and Other Settlements—Adjusted	$776.9	$821.6
(3) Health Plan Services Cost	$2,282.3	$2,211.3
Less: Capitation Payable, Provider and Other Claim Settlements and Medicare Part D	(933.4)	(885.2)

(4) Health Plan Services Cost—Adjusted	$1,348.9	$1,326.1
(5) Number of Days in Period	90	90
=(1) /(3) *(5) Days Claims Payable—(using end of period reserve amount)	35.1	40.5
=(2) /(4) *(5) Days Claims payable—Adjusted (using end of period reserve amount)	51.8	55.8

Income Tax Provision

Our income tax expense and the effective income tax rate for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in millions)
Income tax expense	$9.3	$10.5
Effective income tax rate	(9.4)%	39.5%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2011 due primarily to state income taxes, tax-exempt investment income, and adjustments to a valuation allowance against deferred tax assets for capital loss carryforwards. The effective income tax rate differs from the statutory tax rate of 35% for the three months ended March 31, 2010 due primarily to state income taxes, tax-exempt investment income, and the adjustment of a valuation allowance against a deferred tax asset related to capital loss carryforward.

The effective income tax rate was (9.4%) and 39.5% for the three months ended March 31, 2011 and 2010, respectively. The change in the effective income tax rate from 2010 is primarily the result of the decision rendered in 2011 by the Louisiana Supreme Court in the AmCareco litigation (see Note 8).

This decision and the related expense resulted in a current and long-term deferred tax benefit of $19.3 million and $51.1 million, respectively. The realization of the long-term deferred tax assets for the related benefit is uncertain and as such a valuation allowance for the full amount was established as of March 31, 2011.

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

Western Region Operations Segment Membership (in thousands)

	March 31, 2011	March 31, 2010	Increase/ (Decrease)	% Change
California
Large Group	836	839	(3)	(0.4)%
Small Group and Individual	338	362	(24)	(6.6)%

Commercial Risk	1,174	1,201	(27)	(2.2)%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,174	1,206	(32)	(2.7)%
Medicare Advantage	127	130	(3)	(2.3)%
Medi-Cal/Medicaid	941	873	68	7.8%

Total California	2,242	2,209	33	1.5%

Arizona
Large Group	74	52	22	42.3%
Small Group and Individual	50	38	12	31.6%

Commercial Risk	124	90	34	37.8%
Medicare Advantage	42	51	(9)	(17.6)%

Total Arizona	166	141	25	17.7%

Oregon (including Washington)
Large Group	49	55	(6)	(10.9)%
Small Group and Individual	41	47	(6)	(12.8)%

Commercial Risk	90	102	(12)	(11.8)%
Medicare Advantage	40	37	3	8.1%

Total Oregon (including Washington)	130	139	(9)	(6.5)%

Total Health Plan Enrollment
Large Group	959	946	13	1.4%
Small Group and Individual	429	447	(18)	(4.0)%

Commercial Risk	1,388	1,393	(5)	(0.4)%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,388	1,398	(10)	(0.7)%
Medicare Advantage	209	218	(9)	(4.1)%
Medi-Cal/Medicaid	941	873	68	7.8%
Medicare PDP (stand-alone)	401	457	(56)	(12.3)%

	2,939	2,946	(7)	(0.2)%

Total Western Region Operations enrollment at March 31, 2011 was approximately 2.9 million members, a decrease of 0.2 percent compared with enrollment at March 31, 2010. Total enrollment in our California health plan increased by 1.5 percent to approximately 2.2 million members from March 31, 2010 to March 31, 2011.

Western Region Operations commercial enrollment declined by 0.7 percent from March 31, 2010 to approximately 1.4 million members at March 31, 2011. Enrollment in our large group segment increased by 1.4 percent or 13,000 members to 959,000 members at March 31, 2011. Enrollment in our small group and individual segment in the Western Region Operations decreased by 4.0 percent, from 447,000 members at March 31, 2010 to 429,000 members at March 31, 2011, consistent with the overall weak employment levels in our Western markets. Partially offsetting the decrease in membership from the weak economy was a 48.5 percent increase, or 136,000 new members, in our tailored network products from March 31, 2010 to March 31, 2011. As of March 31, 2011, tailored network products accounted for 30 percent of our Western Region Operations commercial enrollment compared with 20 percent at March 31, 2010.

Enrollment in our Medicare Advantage plans in the Western Region Operations at March 31, 2011 was 209,000 members, a decrease of 4.1 percent compared with March 31, 2010. The decline in Medicare Advantage membership was due to a loss of 9,000 members in Arizona and 3,000 members in California, partially offset by a gain of 3,000 members in Oregon. Membership in our Medicare PDP plans was 401,000 at March 31, 2011, a 12.3 percent decrease compared with March 31, 2010. This decline in Medicare PDP membership was primarily driven by sanctions imposed against us by CMS.

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, MAPD and PDP products. These sanctions relate to our compliance with certain Medicare rules and regulations. While we cannot enroll new members into these products until CMS lifts the sanctions, the enrollment status of our current members, including PDP and MAPD members, is not impacted by this action. We continue to provide benefits to and serve our current PDP and MAPD members, and are actively working with CMS to resolve their concerns. Prior to the sanctions imposed by CMS, our Medicare Part D plans were offered in 49 states and the District of Columbia in 2010.

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medi-Cal enrollment increased by 68,000 members or 7.8 percent to 941,000 members as of March 31, 2011 compared with March 31, 2010. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to continuing high unemployment and downturn in economic conditions.

Western Region Operations Segment Results

The following table summarizes the operating results for our Western Region Operations segment for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,610,380	$2,502,358
Net investment income	23,774	19,577
Administrative services fees and other income	2,721	8,832

Total revenues	2,636,875	2,530,767
Health plan services	2,281,436	2,189,893
General and administrative	241,956	223,877
Selling	60,587	57,725
Depreciation and amortization	8,822	8,621
Interest	7,620	9,884

Total expenses	2,600,421	2,490,000

Income from operations before income taxes	36,454	40,767
Income tax provision	13,476	15,379

Net income	$22,978	$25,388

Pretax margin	1.4%	1.6%
Commercial premium yield	5.7%	8.4%
Commercial premium PMPM (d)	$355.61	$336.44
Commercial health care cost trend	5.0%	8.3%
Commercial health care cost PMPM (d)	$304.86	$290.47
Commercial MCR (e)	85.7%	86.3%
Medicare Advantage MCR (e)	89.0%	88.2%
Medicare Part D MCR (e)	101.1%	96.9%
Medicaid MCR (e)	85.0%	87.0%
Health plan services MCR (a)	87.4%	87.5%
G&A expense ratio (b)	9.3%	8.9%
Selling costs ratio (c)	2.3%	2.3%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare Part D or Medicaid health care cost divided by commercial, Medicare Advantage, Medicare Part D or Medicaid premiums, as applicable.

Revenues

Total revenues in the Western Region Operations in the three months ended March 31, 2011 increased 4.2 percent to $2.6 billion compared to the same period in 2010. Health plan services premiums in the Western Region Operations increased 4.3 percent to $2.6 billion for the three months ended March 31, 2011 compared to the same period in 2010.

Investment income in the Western Region Operations increased to $23.8 million for the three months ended March 31, 2011 from $19.6 million for the same period in 2010 due to an increase in realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $2.3 billion for the three months ended March 31, 2011 compared to $2.2 billion for the three months ended March 31, 2010.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 5.7 percent to approximately $356 during the three months ended March 31, 2011 compared to an increase of 8.4 percent to approximately $336 during the same period of 2010.

Commercial health care costs PMPM in the Western Region Operations increased by 5.0 percent to approximately $305 during the three months ended March 31, 2011 compared to an increase of 8.3 percent to approximately $290 during the three months ended March 31, 2010. This increase in the commercial health care cost trend is consistent with the increase in premium yield.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 87.4 percent for the three months ended March 31, 2011 compared with 87.5 percent for the three months ended March 31, 2010.

The Western Region Operations commercial MCR was 85.7 percent for the three months ended March 31, 2011, compared with 86.3 percent for the three months ended March 31, 2010. The 60 basis point reduction for the three months ended March 31, 2011 is primarily due to our continuing pricing and underwriting discipline combined with moderate utilization and unit cost trends and slower growth in pharmacy costs.

The Medicare Advantage MCR in the Western Region Operations was 89.0 percent for the three months ended March 31, 2011 compared with 88.2 percent for the three months ended March 31, 2010. The Medicare Part D MCR was 101.1 percent for the three months ended March 31, 2011 compared with 96.9 percent for the same period in 2010. These increases are due to the adverse effect of limited new member growth.

Medicaid MCR was 85.0 percent for the three months ended March 31, 2011 compared with 87.0 percent for the three months ended March 31, 2010. This decrease is due to an increase in the premium yield outpacing the increase in the health care cost trend.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $242.0 million for the three months ended March 31, 2011 compared with $223.9 million for the three months ended March 31, 2010. The G&A expense ratio increased 40 basis points from 8.9 percent for the three months ended March 31, 2010 to 9.3 percent for the three months ended March 31, 2011, primarily due to costs in the first quarter of 2011 associated with the unaccounted-for disk drives in our data center and our CMS compliance remediation efforts. For additional information on the unaccounted-for disk drives, see “Part II, Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

Selling expense in our Western Region Operations was $60.6 million for the three months ended March 31, 2011 compared with $57.7 million for the three months ended March 31, 2010. The selling costs ratio was 2.3 percent for each of the three months ended March 31, 2011 and 2010.

Interest expense was $7.6 million for the three months ended March 31, 2011 compared with $9.9 million for the three months ended March 31, 2010. The decline is due to the decrease in our total outstanding debt.

Government Contracts Reportable Segment

Under our TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of March 31, 2011 and March 31, 2010. Included in the 3.1 million eligible beneficiaries as of March 31, 2011 were 1.8 million TRICARE eligible beneficiaries for whom we provide health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provide administrative services only. As of March 31, 2011 and 2010, there were approximately 1.5 million TRICARE eligible beneficiaries enrolled in TRICARE Prime under our North Region contract.

Our TRICARE North Region contract was scheduled to end on March 31, 2009 and was extended by the Department of Defense TRICARE Management Authority, or TMA, through March 31, 2010. In March 2010, we were notified that the TMA exercised its options to extend the TRICARE North Region contract for option period 7 and option period 8. The exercise of these option periods extended our TRICARE North Region contract through March 31, 2011. On May 13, 2010, we were awarded the new T-3 Managed Care Support Contract for the TRICARE North Region, and health care delivery under the new contract commenced on April 1, 2011. For additional information on our T-3 contract, see in Note 2 to our consolidated financial statements under the heading “Award of New TRICARE Contract.”

In addition to the 3.1 million eligible beneficiaries that we service under the TRICARE contract for the North Region, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in eight states covering approximately 19,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Government contracts revenues	$875,127	$809,459
Government contracts costs	817,299	771,436

Income from operations before income taxes	57,828	38,023
Income tax provision	23,389	15,503

Net income	$34,439	$22,520

Government contracts cost ratio	93.4%	95.3%

Government contracts cost ratio is calculated as government contracts costs divided by government contracts revenues.

Government contracts revenues increased by $65.7 million, or 8.1 percent, for the three months ended March 31, 2011 as compared to the same period in 2010. Government contracts costs increased by $45.9 million or 5.9 percent for the three months ended March 31, 2011 as compared to the same period in 2010. These increases were primarily due to an increase in health care services provided under a new option year in the TRICARE contract. The Government contracts cost ratio was 93.4 percent for the three months ended March 31, 2011 compared with 95.3 percent for the three months ended March 31, 2010.

Northeast Operations Reportable Segment Results

The following table summarizes the operating results for the Northeast Operations segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Health plan services premiums	$2,004	$25,149
Net investment income	61	345
Administrative services fees and other income	0	24
Northeast administrative services fees and other	12,449	50,360

Total revenues	14,514	75,878
Health plan services	898	21,363
General and administrative	1,028	9,157
Selling	104	1,106
Depreciation and amortization	6	42
Interest	0	0
Northeast administrative services expenses	52,255	81,878
Adjustment to loss on sale of Northeast health plan subsidiaries	(34,854)	0

Total expenses	19,437	113,546

Loss from operations before income taxes	(4,923)	(37,668)
Income tax benefit	(3,998)	(14,993)

Net loss	$(925)	$(22,675)

The Northeast Operations had approximately $14.5 million and $75.9 million in total revenues in the three months ended March 31, 2011 and 2010, respectively, which represent less than 1 percent and approximately 2 percent of our total revenues for the three months ended March 31, 2011 and 2010, respectively. The Northeast Operations had a pretax loss of $(4.9) million for the three months ended March 31, 2011 compared to a pretax loss of $(37.7) million for the three months ended March 31, 2010. Our operating results for the three months ended March 31, 2011 were impacted by a $34.9 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the adjustment to loss on sale of our Northeast health plan subsidiaries.

The Northeast Operations had $2.0 million and $25.1 million of health plan services premiums for the three months ended March 31, 2011 and 2010, respectively. The Northeast Operations had $0.9 million and $21.4 million of health plan services costs for the three months ended March 31, 2011 and 2010, respectively. We will continue to serve the members of the Acquired Companies under the United Administrative Services Agreements until they are either transitioned to a legacy United entity or non-renewed. We expect the United Administrative Services Agreements to remain in effect through the second quarter of 2011. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $12.4 million and $52.3 million for the three months ended March 31, 2011, respectively, and $50.4 million and $81.9 million for the three months ended March 31, 2010, respectively, and they are shown separately in the accompanying consolidated statements of operations.

The decreases in the revenues and expenses in the Northeast Operations in 2011 from 2010 reflect the ongoing run-out and wind-down of the Acquired Companies, as described in Note 1 to our consolidated financial statements.

Corporate/Other

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Charges included in government contract costs	$4,853	$466
Charges included in G&A	183,377	14,062

Loss from operations before income taxes	(188,230)	(14,528)
Income tax benefit	(23,543)	(5,385)

Net loss	$(164,687)	$(9,143)

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments. See Note 3 to our consolidated financial statements for discussion on changes to our reportable segments and segment profit/(loss) measurement.

Our operating results for the three months ended March 31, 2011 were impacted by a $177.2 million pretax charge related to the AmCareco litigation ruling and $11.0 million in pretax costs related to our cost management initiatives. See Note 8 to our consolidated financial statements for more information regarding the AmCareco litigation ruling. Our operating results for the three months ended March 31, 2010 were impacted by $14.5 million in pretax costs related to our operations strategy and other cost management initiatives.

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

Cash and Investments

As of March 31, 2011, the fair value of the investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $8.9 million, or less than 1% of the total investments available-for-sale. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment holdings are comprised of investment grade securities with an average rating of “AA” and “Aa2” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. Our investment portfolio includes $721.6 million, or 43% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $506.2 million, or 30% of our portfolio holdings of obligations of state and other political subdivisions. Such amount consists of current and noncurrent obligations of $497.3 million or 98%, and $8.9 million or 2% of the total obligations of state and other political subdivisions, respectively. Our investment portfolio also includes $9.9 million, or less than 1% of our portfolio holdings, of auction rate securities (ARS). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At March 31, 2011, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $14.1 million as of March 31, 2011, and $14.1 million as of December 31, 2010. Included in the gross unrealized losses as of March 31, 2011 and December 31, 2010 are $1.6 million and $1.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during either the three months ended March 31, 2011 or 2010.

Liquidity

We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, and for acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $139.9 million as of March 31, 2011 and $121.0 million as of December 31, 2010. The receivable from the Department of Health Services related to our California Medicaid business was $135.7 million as of March 31, 2011 and $112.3 million as of December 31, 2010. Our receivable from the DoD for the TRICARE contract for the North Region was $293.6 million as of March 31, 2011 and $266.5 million as of December 31, 2010. The timing of collection of such receivables is impacted by government audit and negotiation, as well as the budget process, and can extend for periods beyond a year.

During the first quarter of 2011, we recognized a $177.2 million pretax charge related to the AmCareco litigation ruling. We expect to pay the resulting damages from our available revolving debt borrowings. During the first quarter of 2011, we also recognized $11.0 million in pretax charges primarily related to our cost management initiatives. The majority of these charges were settled in cash and were funded by cash flow from operating activities. For additional information regarding these charges, see “—Results of Operations” above.

Operating Cash Flows

Our net cash flow (used in) provided by operating activities for the three months ended March 31, 2011 compared to the same period in 2010 is as follows:

	March 31, 2011	March 31, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(150.0)	$127.5	$(277.5)

The decrease of $277.5 million in operating cash flow is primarily due to the following:

•	an increase in paid claims of $91 million,

•	a decrease of $63 million in collections of Medi-Cal and Medicare premiums due to timing,

•	$54 million in quarterly net payments to United in accordance with the terms of the Stock Purchase Agreement, and

•	an increase in prepaid expenses, primarily transition costs related to the T-3 Managed Care Support Contract for the TRICARE North Region, of $41 million.

Investing Activities

Our net cash flow provided by (used in) investing activities for the three months ended March 31, 2011 compared to the same period in 2010 is as follows:

	March 31, 2011	March 31, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash provided by (used in) investing activities	$21.6	$(80.0)	$101.6

Net cash provided by investing activities increased during the three months ended March 31, 2011 primarily due to a $67 million decrease in net purchases of investments in available-for-sale securities and a $41 million increase in cash received related to the sale of the Northeast Operations.

Financing Activities

Our net cash flow used in financing activities for the three months ended March 31, 2011 compared to the same period in 2010 is as follows:

	March 31, 2011	March 31, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash used in financing activities	$(79.5)	$(192.9)	$113.4

Net cash used in financing activities decreased during the three months ended March 31, 2011 primarily due to decreased repayments of borrowings under our revolving credit facility of $100 million and an increase in checks outstanding, net of deposits of $24.9 million, partially offset by $19 million increase in stock repurchases.

See “—Capital Structure” below for additional information regarding our share repurchases and our revolving credit facility.

Capital Structure

Our debt-to-total capital ratio was 21.1 percent as of March 31, 2011 compared with 19.0 percent as of December 31, 2010. This increase was the result of share repurchases and a net loss recorded in the three months ended March 31, 2011.

Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program. During the three months ended March 31, 2011, we repurchased 3,512,710 shares of our common stock for aggregate consideration of approximately $104.6 million under our 2010 stock repurchase program. The remaining authorization under our 2010 stock repurchase program was $45.2 million as of March 31, 2011, and we completed the program in April, 2011.

As of March 31, 2011, we had repurchased an aggregate of 9,388,467 shares of our common stock under our 2010 stock repurchase program since its inception in March 2010 at an average price of $27.14 per share for aggregate consideration of $254.8 million. We used net free cash available, including proceeds from the Northeast Sale and cash at Health Net, Inc., to fund the share repurchases. For additional information on our 2010 stock repurchase program, see Note 5 of our consolidated financial statements.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of March 31, 2011:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b) (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b) (c)
January 1—January 31	1,211,977	(d)	$28.31	$34,315,821	1,211,720	$115,497,448
February 1—February 28	1,330,412	(d)	29.95	39,847,861	587,890	$97,853,713
March 1—March 31	1,714,865	(d)	30.73	52,705,924	1,713,100	$45,203,916

	4,257,254	(d)	$29.80	$126,869,606	3,512,710

(a)	During the three months ended March 31, 2011, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased.
(c)	Our 2010 stock repurchase program did not have an expiration date. Accordingly, during the three months ended March 31, 2011, we did not have any repurchase program that expired or was terminated and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of RSUs, stock options and other equity awards.

Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2011, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

As of March 31, 2011, we were in compliance with all covenants under our revolving credit facility.

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2011, we had outstanding an aggregate of $148.6 million in letters of credit. There were no amounts outstanding under the revolving credit facility as of March 31, 2011. As a result, the maximum amount available for borrowing under the revolving credit facility was $751.4 million as of March 31, 2011, and no amount had been drawn on the letters of credit. As of May 4, 2011, we had $150 million in borrowings outstanding under the revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2011, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory capital and surplus or net worth. The minimum statutory capital and surplus or net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At March 31, 2011, we had sufficient capital to exceed 400% of ACL.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At March 31, 2011, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2011, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through May 4, 2011.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2010 in our Form 10-K. In March 2011, we entered into a 10-year operating lease agreement for office space in Woodland Hills, California for our California health plan. The total future minimum lease commitments under this lease are approximately $105 million over a 10-year term beginning in 2012. See Note 8 to our consolidated financial statements for additional information regarding this lease. During the three months ended March 31, 2011, except for the aforementioned operating lease, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2011 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

Reserves for claims and other settlements include reserves for claims (IBNR and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment.

We estimate the amount of our reserves for claims primarily by using standard actuarial developmental methodologies. This method is also known as the chain-ladder or completion factor method. The developmental method estimates reserves for claims based upon the historical lag between the month when services are rendered and the month claims are paid while taking into consideration, among other things, expected medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership. A key component of the developmental method is the completion factor, which is a measure of how complete the claims paid to date are relative to the estimate of the claims for services rendered for a given period. While the completion factors are reliable and robust for older service periods, they are more volatile and less reliable for more recent periods since a large portion of health care claims are not submitted to us until several months after services have been rendered. Accordingly, for the most recent months, the incurred claims are estimated from a trend analysis based on per member per month claims trends developed from the experience in preceding months. This method is applied consistently year over year while assumptions may be adjusted to reflect changes in medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(46.3) million
1%	$(23.5) million
(1)%	$24.4 million
(2)%	$49.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$23.9 million
1%	$12.0 million
(1)%	$(12.0) million
(2)%	$(23.9) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential that changes in an issuer’s credit rating or credit perception may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained under the heading “Legal Proceedings” in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the Form 10-K, which could materially affect our business, financial condition, results of operations or future results. The risks described in the Form 10-K and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item 1A. of the Form 10-K.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.

We are currently, and may become in the future, subject to a variety of legal actions, including but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, and insufficient payments for out-of-network services; claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. For example, we currently are party to various putative class action lawsuits filed in federal and state courts in connection with our announcement that certain server drives containing PHI or personally identifying information of certain individuals are unaccounted for in connection with the migration of our data center to a facility owned and operated by a third party vendor. These actions assert a variety of legal claims, including claims under the California Confidentiality of Medical Information Act, and seek damages under that statute as well as other compensatory damages, restitution, injunctive relief and attorneys’ fees. See “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, and unfair or improper business practices and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.

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

We regularly evaluate litigation matters pending against us, including those described in Note 8 to our consolidated financial statements included in this report, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings which represent our best estimate of the probable loss, including related future legal costs, for such matters, both known and unknown. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of or judgment relating to the various legal proceedings to which we are or may be subject from time to time, such as the AmCareco litigation and the other proceedings described in Note 8, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter. For example, as a result of the Louisiana Supreme Court’s decision in the AmCareco litigation, we recorded a pretax charge of $177.2 million, or $157.9 million after tax, in the first quarter of 2011, which decreased our net income per diluted share for the first quarter of 2011 by $1.69. As a result, these costs could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology system providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. Our arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Further, we may not be adequately indemnified against all possible losses through the terms and conditions of our contracts with third party vendors and service providers. Our outsourcing arrangements could be adversely impacted by changes in the vendors’ or service provider’s operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk.

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

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels. Despite the security measures we have in place to ensure compliance with applicable laws and regulations, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to security incidents, breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. For example, in January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We subsequently commenced an investigation of the contents of the unaccounted for server drives, including a detailed forensic review by computer experts, and determined that certain of these unaccounted for drives contain PHI and personally identifiable information relating to certain individuals. We reported the loss to authorities and notified affected individuals. This matter is under review by various regulatory authorities. In addition, we, and our third party vendor, are currently party to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to be affected by this incident. See “—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” for additional information about these actions and the associated risks. Noncompliance with any privacy laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential member information, whether by us or by one of our business associates, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security incident could be substantial.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. As of March 31, 2011, the remaining authorization under our 2010 stock repurchase program was $45.2 million, and we completed the program in April, 2011.

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

A description of our 2010 and 2011 stock repurchase programs and tabular disclosure of the information required under this Item 2 is contained in Note 5 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and in Part I— “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
*10.1	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (2) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: May 5, 2011	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (2) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.