Form 10-Q
period 2011-06-30
HEALTH NET INC
filed 2011-08-08
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2011 was 89,083,967 (excluding 57,634,331 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Health plan services premiums	$2,566,719	$2,507,318	$5,179,103	$5,034,825
Government contracts	171,015	851,939	1,046,142	1,661,398
Net investment income	25,091	16,567	48,926	36,489
Administrative services fees and other income	2,084	1,837	4,805	10,693
Northeast administrative services fees and other	11,021	59,301	23,470	109,661

Total revenues	2,775,930	3,436,962	6,302,446	6,853,066

Expenses
Health plan services (excluding depreciation and amortization)	2,231,278	2,163,191	4,513,612	4,374,447
Government contracts	130,828	811,386	952,980	1,583,288
General and administrative	219,029	237,378	645,390	484,474
Selling	57,571	56,574	118,262	115,405
Depreciation and amortization	8,953	8,466	17,781	17,129
Interest	8,238	8,761	15,858	18,645
Northeast administrative services expenses	37,825	71,951	90,080	153,829
Adjustment to loss on sale of Northeast health plan subsidiaries	(6,283)	(8,171)	(41,137)	(8,171)
Asset impairment	0	6,000	0	6,000
Early debt extinguishment charge	0	3,532	0	3,532

Total expenses	2,687,439	3,359,068	6,312,826	6,748,578

Income (loss) from operations before income taxes	88,491	77,894	(10,380)	104,488
Income tax provision	30,191	32,828	39,515	43,332

Net income (loss)	$58,300	$45,066	$(49,895)	$61,156

Net income (loss) per share:
Basic	$0.64	$0.46	$(0.54)	$0.61
Diluted	$0.63	$0.45	$(0.54)	$0.61
Weighted average shares outstanding:
Basic	90,539	98,896	91,907	99,965
Diluted	92,046	99,687	91,907	100,894

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$166,503	$350,138
Investments-available-for-sale (amortized cost: 2011-$1,566,673, 2010-$1,653,502)	1,576,132	1,663,218
Premiums receivable, net of allowance for doubtful accounts (2011-$3,408, 2010-$6,613)	348,567	298,892
Amounts receivable under government contracts	334,868	266,456
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	52,373	284,247
Other receivables	93,868	136,323
Deferred taxes	16,990	45,769
Other assets	232,636	182,252

Total current assets	2,821,937	3,227,295
Property and equipment, net	122,713	123,137
Goodwill	605,886	605,886
Other intangible assets, net	22,413	24,217
Deferred taxes	41,886	50,648
Investments-available-for-sale-noncurrent (amortized cost: 2011-$0, 2010-$10,447)	0	8,756
Other noncurrent assets	120,535	91,754

Total Assets	$3,735,370	$4,131,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$900,724	$942,024
Health care and other costs payable under government contracts	94,219	113,865
IBNR health care costs payable under TRICARE North contract	52,373	284,247
Unearned premiums	160,613	158,493
Borrowings under revolving credit facility	185,000	0
Accounts payable and other liabilities	229,735	402,024

Total current liabilities	1,622,664	1,900,653
Senior notes payable	398,788	398,685
Other noncurrent liabilities	223,962	137,939

Total Liabilities	2,245,414	2,437,277

Commitments and contingencies

Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2011-146,707 shares; 2010-145,121 shares )	147	145
Additional paid-in capital	1,265,061	1,221,301
Treasury common stock, at cost (2011-57,002 shares of common stock; 2010-50,474 shares of common stock)	(1,826,076)	(1,626,856)
Retained earnings	2,049,444	2,099,339
Accumulated other comprehensive income	1,380	487

Total Stockholders’ Equity	1,489,956	1,694,416

Total Liabilities and Stockholders’ Equity	$3,735,370	$4,131,693

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						61,156		61,156
Change in unrealized gain on investments, net of tax impact of $10,007							16,196	16,196
Defined benefit pension plans:
Prior service cost and net loss							131	131

Total comprehensive income								77,483

Exercise of stock options and vesting of restricted stock units	782	(9)	1,055					1,046
Share-based compensation expense			23,121					23,121
Tax detriment related to equity compensation plans			(5,249)					(5,249)
Repurchases of common stock				(6,514)	(158,444)			(158,444)

Balance as of June 30, 2010	144,957	$145	$1,209,130	(47,534)	$(1,548,166)	$1,956,252	$16,379	$1,633,740

Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Comprehensive (loss) income:
Net loss						(49,895)		(49,895)
Change in unrealized gain on investments, net of tax impact of $735							701	701
Defined benefit pension plans:
Prior service cost and net loss							192	192

Total comprehensive loss								(49,002)

Exercise of stock options and vesting of restricted stock units	1,586	2	26,979					26,981
Share-based compensation expense			15,295					15,295
Tax benefit related to equity compensation plans			1,486					1,486
Repurchases of common stock				(6,528)	(199,220)			(199,220)

Balance as of June 30, 2011	146,707	$147	$1,265,061	(57,002)	$(1,826,076)	$2,049,444	$1,380	$1,489,956

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,895)	$61,156
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization and depreciation	17,781	17,129
Adjustment to loss on sale of business	(41,137)	(8,171)
Share-based compensation expense	15,295	23,121
Deferred income taxes	36,806	3,378
Excess tax benefit on share-based compensation	(1,277)	(473)
Asset impairment charges	0	6,000
Net realized (gain) loss on investments	(26,951)	(10,881)
Other changes	6,781	(9,768)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(47,555)	(53,416)
Other current assets, receivables and noncurrent assets	(22,892)	9,435
Amounts receivable/payable under government contracts	(88,058)	(5,540)
Reserves for claims and other settlements	(41,300)	(16,776)
Accounts payable and other liabilities	(53,398)	95,950

Net cash (used in) provided by operating activities	(295,800)	111,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,197,801	660,070
Maturities of investments	117,897	108,958
Purchases of investments	(1,210,617)	(835,625)
Sales of property and equipment	0	19
Purchases of property and equipment	(21,012)	(9,009)
Purchase price adjustment on sale of Northeast Health Plans	41,036	(8,415)
(Purchases) sales of restricted investments and other	(12,267)	4,464

Net cash provided by (used in) investing activities	112,838	(79,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	11,796	1,046
Excess tax benefit on share-based compensation	1,277	473
Repurchases of common stock	(189,889)	(173,494)
Borrowings under revolving credit facility	467,500	100,000
Repayment of borrowings under financing arrangements	(282,500)	(216,771)
Net decrease in checks outstanding, net of deposits	(8,857)	0

Net cash used in financing activities	(673)	(288,746)

Net decrease in cash and cash equivalents	(183,635)	(257,140)
Cash and cash equivalents, beginning of year	350,138	682,803

Cash and cash equivalents, end of period	$166,503	$425,663

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,285	$14,620
Income taxes paid	27,809	49,279

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    BASIS OF PRESENTATION

Health Net, Inc. prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (Form 10-K).

We are responsible for the accompanying unaudited consolidated financial statements. These consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results in accordance with GAAP. In accordance with GAAP, we make certain estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates and assumptions. In addition, revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for the full year.

Certain items presented in the operating cash flow section of the consolidated statements of cash flows for the six months ended June 30, 2010 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $37.1 million as of June 30, 2011 and $45.9 million as of December 31, 2010. These amounts were classified as accounts payable and other liabilities in the consolidated balance sheets, and the changes in these amounts have been reflected in the line item net decrease in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method, and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and six months ended June 30, 2011 and 2010, we did not recognize any losses from other-than-temporary impairments. See Note 4 to our consolidated financial statements for additional information regarding our investments.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $414.0 million and $401.2 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of our variable rate borrowings under our revolving credit facility was $185.0 million as of June 30, 2011, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. There were no borrowings outstanding under our revolving credit facility as of December 31, 2010. See Note 6 for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts segment (Government Contracts) with premiums and fees associated with this customer and, to a much lesser extent, state and local government contracts, accounting for 100% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment (Western Region Operations) as a result of our contracts with the Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation) after tax on investments available-for-sale, and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Investments:
Unrealized (losses) gains on investments available-for-sale as of April 1 and January 1	$(1.5)	$3.5	$5.3	$1.0
Net change in unrealized gains on investments available-for-sale	17.0	16.3	18.2	23.3
Reclassification of unrealized gains to earnings	(9.5)	(2.6)	(17.5)	(7.1)

Unrealized gains on investments available for sale as of June 30	6.0	17.2	6.0	17.2

Defined benefit pension plans:
Prior service cost and net loss amortization as of April 1 and January 1	(4.7)	(0.9)	(4.8)	(0.9)
Net change in prior service cost and net loss amortization	0.1	0.1	0.2	0.1

Prior service cost and net loss amortization as of June 30	(4.6)	(0.8)	(4.6)	(0.8)

Accumulated other comprehensive income	$1.4	$16.4	$1.4	$16.4

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

Common stock equivalents arising from dilutive stock options, RSUs and PSUs are computed using the treasury stock method. For the three months ended June 30, 2011, 1,507,000 shares of dilutive common stock equivalents were outstanding. For the six months ended June 30, 2011, 1,530,000 shares were excluded from the computation of loss per share due to their anti-dilutive effect. There were 791,000 and 929,000 shares of dilutive common stock equivalents outstanding for the three and six months ended June 30, 2010, respectively.

Options, RSUs and PSUs to purchase an aggregate of 1,328,000 shares of common stock, during the three months ended June 30, 2011, and 2,712,000 and 2,700,000, during the three and six months ended June 30, 2010, respectively, were considered anti-dilutive and were not included in the computation of diluted earnings per share. Outstanding options expire at various times through April 2019.

In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). The remaining authorization under our 2011 stock repurchase program as of June 30, 2011 was $272.9 million. See Note 5 for more information regarding our 2010 and 2011 stock repurchase programs.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of June 30, 2011 and December 31, 2010	$605.9	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2011:
Provider networks	$40.5	$(33.1)	$7.4	19.4
Customer relationships and other	29.5	(14.5)	15.0	11.1

	$70.0	$(47.6)	$22.4

As of December 31, 2010:
Provider networks	$40.5	$(32.6)	$7.9	19.4
Customer relationships and other	29.5	(13.2)	16.3	11.1

	$70.0	$(45.8)	$24.2

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2011 for our Western Region Operations reporting unit, and no impairment was identified. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.

During the three months ended June 30, 2010, we performed our annual impairment test and determined that the implied value of the Northeast Operations reporting unit’s goodwill was zero. As a result, we recorded an impairment charge of $6 million for the total carrying value of the Northeast Operations’ goodwill during the three months ended June 30, 2010.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

Year	Amount
2011	$3.5
2012	3.4
2013	3.4
2014	2.8
2015	2.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2011 and December 31, 2010, the restricted cash and cash equivalents balances totaled $0.3 million and $0.4 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.7 million and $25.8 million as of June 30, 2011 and December 31, 2010, respectively, and are included in investments available-for-sale.

Subsequent Accounting for the Northeast Sale

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 3) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock

Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We were required to continue to serve the members of the Acquired Companies under United Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members are either transitioned to a legacy United entity or non-renewed, which occurred on July 1, 2011. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement was terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations reportable segment (Northeast Operations) includes the operations of the businesses that provided administrative services pursuant to the United Administrative Services Agreements prior to the termination of the United Administrative Services Agreements on July 1, 2011, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment (see Note 3).

Under the United Administrative Services Agreements, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognized the revenue that we earned from providing these administrative services in the period these services were provided, and we reported such revenue in the line item, Northeast administrative services fees and other income, in our consolidated statements of operations. Also included in Northeast administrative services fees and other income was the amortization of the value of services provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue was amortized and recorded as Northeast administrative services fees and other income using a level of effort approach. During the three months ended June 30, 2011 and 2010, $0.5 million and $24.6 million, respectively, and during the six months ended June 30, 2011 and 2010, $2.7 million and $27.1 million, respectively, were amortized from deferred revenue and recorded as Northeast administrative services fees and other income.

In addition, we were entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss), and in the first quarter of 2011, we received $7 million related to our share of the profit associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. As part of the Northeast Sale, we also retained certain financial responsibilities for the Acquired Companies, subject to specified adjustments for the period beginning on the closing date of the transaction and ending on the date that the last United Administrative Services Agreement was terminated. Accordingly, the Northeast administrative services fees and other income included a quarterly net payment (QNP) paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represented the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We reported expenses we incurred in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United is required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewals). This membership transition was completed on July 1, 2011. In connection with contingent membership renewals, we recorded as an adjustment to the loss on sale of the Northeast health plan subsidiaries

$6.3 million and $41.1 million in the three and six months ended June 30, 2011, respectively, and $8.2 million in the three and six months ended June 30, 2010. As of June 30, 2011, $41.3 million was due from United in connection with contingent membership renewals.

With the termination of the United Administrative Services Agreements on July 1, 2011, we have estimated and recorded the final QNP of $19.7 million in the second quarter of 2011. This estimated amount is subject to review by United, and the final QNP after such a review may be materially different than the amount recorded. At this time, we expect to complete the QNP review process with United by December 31, 2011. Upon the termination of the United Administrative Services Agreements, we entered into Claims Servicing Agreements with United and certain of its affiliates pursuant to which we will continue to adjudicate run out claims and perform limited other administrative services. The Claims Servicing Agreements will be in effect until the last run out claim under the applicable Claims Servicing Agreement has been adjudicated.

T-3 TRICARE Contract

On April 1, 2011, we began delivering administrative services under the new Managed Care Support Contract (T-3) for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the United States Department of Defense’s (DoD) previous TRICARE contract in the North Region, which ended on March 31, 2011.

The T-3 contract has five one-year option periods; however, on March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011, and if all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015.

We provide various types of administrative services under the contract, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured similar to administrative services only (ASO) arrangements with fees received in the form of cost plus fixed price, and fixed unit price, and contingent fees and payments based on various incentives and penalties.

In accordance with GAAP, we evaluate, at the inception of the contract and as services are delivered, all deliverables in the service arrangement to determine whether they represent separate units of accounting. The delivered items are considered separate units of accounting if the delivered items have value to the customer on a standalone basis (i.e., they are sold separately by any vendor) and no general right of return exists relative to the delivered item. While we identified two separate units of accounting within the T-3 contract, no determination of estimated selling price was performed because both units of accounting are performed ratably over the option periods and, accordingly, the same methodology of revenue recognition applies to both units of accounting.

We recognize revenue related to administrative services on a straight line basis over the option period, when the fees become fixed and determinable.

The contract includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

The transition-in process for the T-3 contract began in the second quarter of 2010. As of June 30, 2011, revenue in the amount of $52.5 million related to the transition-in activities has been recognized as an upfront fee, and amortized over the four-year customer relationship period on a straight-line basis. We have also deferred $43.8 million of costs related to the transition-in activities as of June 30, 2011. These deferred transition-in costs began amortizing on April 1, 2011 on a straight-line basis with the related deferred revenue over the customer relationship period. Fulfillment costs associated with the T-3 contract are expensed as incurred.

Revenues and expenses associated with the T-3 contract are reported as part of Government Contracts revenues and Government Contracts expenses in the consolidated statements of operations and included in the Government Contracts reportable segment.

The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $421.6 million for the three and six months ended June 30, 2011.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The amendments in this update affect all entities that report items of other comprehensive income (OCI). Under the new guidance, the entities will no longer be allowed to present OCI in the statement of stockholders’ equity. The entities are required to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. Reclassification adjustments between OCI and net income have to be presented separately on the face of the financial statements. The amendments in this update do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. Also, this ASU does not change the current option for entities to present components of OCI gross or net of the effect of income taxes as long as such tax effects are presented in the statement in which OCI is presented, or disclosed in the notes to the financial statements. This ASU does not affect how earnings per share is calculated or presented. The amendments in this update should be applied retrospectively and will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-05 to have a material effect on our financial condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRSs). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The FASB does not intend for these amendments to result in a change of application for many of the requirements in ASC 820, Fair Value Measurements and Disclosures. There are new disclosures requirements in this update including a disclosure of quantitative information about the unobservable inputs used for all Level 3 value measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, and a description of the company’s valuation processes. There are also additional disclosure requirements such as disclosure of any transfers between Levels 1 and 2 (not just significant transfers), information about when the current use of a non-financial asset measured at fair value differs from its highest and best use, and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes to financial statements. ASU No. 2011-04 is effective for periods beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-04 to have a material impact on our financial condition or results of operations.

In July 2011, the FASB issued ASU No. 2011-06, Other Expenses (Topic 720), Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Task Force). This update affects reporting entities that are subject to the fee imposed on health insurers mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. This fee is not tax deductible and allocated to the individual health insurers based on the ratio of the amount of net premiums to the amount of health insurance for any U.S. health risk. This ASU addresses the recognition and classification of the entity’s share of this imposed fee. The liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. We will evaluate the impact of this update on our consolidated financial statements.

3.    SEGMENT INFORMATION

Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services plans through the TRICARE program and other health care-related government contracts. For the three and six months ended June 30, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment will include the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements.

As a result of the Northeast Sale, we operate the Northeast business in a manner that is different than the rest of our health plans. For additional information on the Northeast Sale, the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2. The rest of our health plans are operated as continuing core health plans.

We evaluate performance and allocate resources based on segment pretax income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.

We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment (for example, see Note 8 for the charge included in Corporate/Other in the six months ended June 30, 2011 related to the decision rendered by the Louisiana Supreme Court in the AmCareco litigation). Accordingly, these costs are not included in the performance evaluation of the reportable segments by our chief operating decision maker. In addition, certain charges, including those related to our operations strategy and corporate overhead cost reduction efforts, as well as asset impairments, are reported as part of Corporate/Other.

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2011
Revenues from external sources	$2,593.6	$171.0	$11.3	$0	$2,775.9
Intersegment revenues	3.0	0	0	(3.0)	0
Segment pretax income (loss)	$72.5	$40.2	$(21.0)	$(3.2)	$88.5
Three Months Ended June 30, 2010
Revenues from external sources	$2,507.9	$851.9	$82.6	$(5.4)	$3,437.0
Intersegment revenues	13.0	0	0	(13.0)	0
Segment pretax income (loss)	$58.1	$41.5	$(9.4)	$(12.3)	77.9
Six Months Ended June 30, 2011
Revenues from external sources	$5,230.4	$1,046.1	$25.9	$0	$6,302.4
Intersegment revenues	5.9	0	0	(5.9)	0
Segment pretax income (loss)	$109.0	$98.0	$(25.9)	$(191.5)	$(10.4)
Six Months Ended June 30, 2010
Revenues from external sources	$5,038.6	$1,661.4	$158.5	$(5.4)	$6,853.1
Intersegment revenues	25.1	0	0	(25.1)	0
Segment pretax income (loss)	$98.8	$79.5	$(47.0)	$(26.8)	$104.5

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Commercial premium revenue	$1,481.4	$1,411.0	$2,971.1	$2,823.2
Medicare premium revenue	734.4	770.7	1,526.5	1,557.6
Medicaid premium revenue	350.6	302.6	679.2	605.8

Total Western Region Operations health plan services premiums	2,566.4	2,484.3	5,176.8	4,986.6

Total Northeast Operations health plan services premiums	0.3	23.0	2.3	48.2

Total health plans services premiums	$2,566.7	$2,507.3	$5,179.1	$5,034.8

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

There were no investments available-for-sale-noncurrent as of June 30, 2011. As of December 31, 2010, we classified $8.8 million as investments available-for-sale-noncurrent because we believed it would take longer than a year for such impaired securities to recover. All available-for-sale-noncurrent investments were sold in the three months ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$667.7	$4.5	$(1.3)	$670.9
U.S. government and agencies	88.3	0.2	0.0	88.5
Obligations of states and other political subdivisions	479.0	5.9	(1.1)	483.8
Corporate debt securities	331.6	2.2	(1.0)	332.8
Other securities	0.0	0.1	0.0	0.1

	$1,566.6	$12.9	$(3.4)	$1,576.1

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$642.3	$8.1	$(2.2)	$648.2
U.S. government and agencies	103.6	0.1	(0.4)	103.3
Obligations of states and other political subdivisions	533.2	2.1	(8.1)	527.2
Corporate debt securities	374.5	11.8	(1.8)	384.5
Other securities	0.0	0.0	0.0	0.0

	$1,653.6	$22.1	$(12.5)	$1,663.2

Noncurrent:
Obligations of states and other political subdivisions	$10.5	$0.0	$(1.7)	$8.8

As of June 30, 2011, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Due in one year or less	$45.5	$45.9
Due after one year through five years	502.3	506.2
Due after five years through ten years	256.7	258.2
Due after ten years	94.4	94.8
Asset-backed securities	667.7	670.9
Other securities	0.0	0.1

Total current investments available-for-sale	$1,566.6	$1,576.1

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2011 were $799.3 million and $1,197.8 million, respectively. Gross realized gains and losses totaled $16.3 million and $1.7 million, respectively, for the three months ended June 30, 2011, and $29.3 million and $2.4 million, respectively, for the six months ended June 30, 2011. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2010 were $215.9 million and $660.1 million, respectively. Gross realized gains and losses totaled $4.1 million and $0.1 million, respectively, for the three months ended June 30, 2010, and $12.5 million and $1.6 million, respectively, for the six months ended June 30, 2010.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position at June 30, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$246.6	$(1.3)	$0.0	$0.0	$246.6	$(1.3)
U.S. government and agencies	4.0	0.0	0.0	0.0	4.0	0.0
Obligations of states and other political subdivisions	93.9	(1.1)	0.3	0.0	94.2	(1.1)
Corporate debt securities	129.0	(1.0)	0.0	0.0	129.0	(1.0)
Other securities	0.0	0.0	0.0	0.0	0.0	0.0

	$473.5	$(3.4)	$0.3	$0.0	$473.8	$(3.4)

The following table shows the number of individual securities included in our current investments that have been in a continuous loss position at June 30, 2011:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	54	0	54
U.S. government and agencies	1	0	1
Obligations of states and other political subdivisions	50	1	51
Corporate debt securities	75	0	75
Other securities	0	0	0

	180	1	181

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$188.2	$(2.2)	$0.2	$0.0	$188.4	$(2.2)
U.S. government and agencies	65.1	(0.4)	0.0	0.0	65.1	(0.4)
Obligations of states and other political subdivisions	372.7	(8.0)	1.8	(0.1)	374.5	(8.1)
Corporate debt securities	97.9	(1.8)	0.0	0.0	97.9	(1.8)
Other securities	0.0	0.0	0.0	0.0	0.0	0.0

	$723.9	$(12.4)	$2.0	$(0.1)	$725.9	$(12.5)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Obligations of states and other political subdivisions	$0.0	$0.0	$8.8	$(1.7)	$8.8	$(1.7)

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

5.    STOCK REPURCHASE PROGRAM

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the three and six months ended June 30, 2011, we repurchased 1.4 million shares and 4.9 million shares, respectively, of our common stock for aggregate consideration of approximately $45.2 million and $149.8 million, respectively, under our 2010 stock repurchase program. As of June 30, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception at an average price of $27.80 per share for aggregate consideration of $300 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. Subject to Board approval, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of stock repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.

During the three months ended June 30, 2011, we repurchased 870,000 shares of our common stock for aggregate consideration of approximately $27.1 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of June 30, 2011 was $272.9 million. We used net free cash available, including cash at the parent company, Health Net, Inc., to fund the share repurchases.

6.    FINANCING ARRANGEMENTS

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, we recorded a $3.5 million pretax early debt extinguishment charge in the quarter ended June 30, 2010.

Senior Notes

In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2011, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.8 million as of June 30, 2011 and $398.7 million as of and December 31, 2010, respectively.

Revolving Credit Facility

We have a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. As of June 30, 2011, $185.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $654.8 million (see “—Letters of Credit” below). The revolving credit facility matures on June 25, 2012. Accordingly, the balance outstanding of $185.0 million as of June 30, 2011 is classified as a current liability.

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

Letters of Credit

We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2011 and December 31, 2010, we had outstanding letters of credit of $60.2 million and $249.1 million, respectively, resulting in a maximum amount available for borrowing under the revolving credit facility of $654.8 million and $650.9 million, respectively. During the three months ended June 30, 2011, approximately $88.1 million in outstanding letters of credit were released in connection with our satisfaction of the entirety of the AmCareco litigation judgment (see Note 8 for more information on the AmCareco litigation ruling). As of June 30, 2011 and December 31, 2010, no amounts had been drawn on any of these letters of credit.

7.    FAIR VALUE MEASUREMENTS

We record certain assets and liabilities at fair value in the consolidated balance sheets and categorize them based upon the level of judgment associated with the inputs used to measure their fair value and the level of market price observability. We also estimate fair value when the volume and level of activity for the asset or liability have significantly decreased or in those circumstances that indicate when a transaction is not orderly.

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

Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models and/or other valuation methodologies which are based on an income approach. Examples include, but are not limited to, multidimensional relational model, option adjusted spread model, and various matrices. Specific pricing inputs include quoted prices for similar securities in both active and non-active markets, other observable inputs such as interest rates, yield curve volatilities, default rates, and inputs that are derived principally from or corroborated by other observable market data. Investments that are generally included in this category include asset-backed securities, corporate bonds and loans, municipal bonds, auction rate securities and interest rate swap assets.

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. The investments included in Level 3 are auction rate securities which have experienced failed auctions at one time or are experiencing failed auctions and thus have minimal liquidity. These bonds have frequent reset of coupon rates and have extended to the legal final maturity. The coupons are based on a margin plus a LIBOR rate and continue to pay above market rates. As with most variable or floating rate securities, we believe that based on a market approach, the fair values of these securities are equal to their par values due to the short time periods between coupon resets and based on each issuer’s credit worthiness. Also included in the Level 3 category is a derivative held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in health care expenditures and the discount rate to estimate the present value of the cash flows. The growth in these expenditures was modeled using a Monte Carlo simulation approach.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of June 30, 2011
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$526.8	$0	$0	$526.8
Commercial mortgage-backed securities	0	87.0	0	0	87.0
Other asset-backed securities	0	57.1	0	0	57.1
U.S. government and agencies:
U.S. Treasury securities	25.7	0	0	0	25.7
U.S. Agency securities	0	62.8	0	0	62.8
Obligations of states and other political subdivisions	0	473.9	0	9.9	483.8
Corporate debt securities	0	332.8	0	0	332.8
Other securities	0.1	0	0	0	0.1

Total investments at fair value	$25.8	$1,540.4	$0	$9.9	$1,576.1

Embedded contractual derivative	0	0	0	0.8	0.8

Total assets at fair value	$25.8	$1,540.4	$0	$10.7	$1,576.9

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

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2011 and 2010. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance on April 1 and January 1	$9.9	$10.0	$9.9	$10.0
Transfers into Level 3	0	0	0	0
Transfers out of Level 3	0	0	0	0
Total gains and losses
Realized in net income	0	0	0	0
Unrealized in accumulated other comprehensive income	0	0	0	0
Purchases, sales, issuances and settlements
Purchases/additions	0.8	0	0.8	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	0	0	0	0

Ending balance	10.7	$10.0	10.7	$10.0

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0	$0	$0

We had no financial assets or liabilities that were fair valued on a non-recurring basis during the three and six months ended June 30, 2011.

The following table presents information about financial assets measured at fair value on a non-recurring basis during the three and six months ended June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

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

8.    LEGAL PROCEEDINGS

Litigation and Investigations Related to Unaccounted-for Server Drives

We are a defendant in three related litigation matters pending in California state and federal courts relating to information security issues. On January 21, 2011, International Business Machines Corp. (IBM), which handles our data center operations, notified us that it could not locate several hard disk drives that had been used in our data center located in Rancho Cordova, California. We have since determined that personal information of approximately two million former and current Health Net members, employees and health care providers is on the drives. Commencing on March 14, 2011, we provided written notification to the individuals whose information is on the drives. To help protect the personal information of affected individuals, we offered them two years of free credit monitoring services, in addition to identity theft insurance and fraud resolution and restoration of credit files services, if needed.

On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California, and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California, and the two remaining actions are currently pending in San Francisco County Superior Court and the U.S. District Court for the Central District of California. The consolidated amended complaint in the federal action pending in the Eastern District of California is filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also names IBM as a defendant. It seeks to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and seeks statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. We have not yet filed a response to the consolidated complaint.

The other federal court proceeding was instituted on July 7, 2011 in Riverside County Superior Court and is brought on behalf of a putative nationwide class of all former and current members affected by this incident, and seeks to state similar claims against us , as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. We have not yet filed a response to the complaint in this action.

The San Francisco Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of the Unfair Competition Law, and seeks similar relief. We have moved to compel arbitration of the two named plaintiffs’ claims.

We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care, the California Department of Insurance, the California Office of the Attorney General, the Connecticut Attorney General, the Connecticut Department of Insurance, and the Office of Civil Rights of the U.S. Department of Health and Human Services.

We intend to vigorously defend ourselves against these claims; however, these proceedings are subject to many uncertainties. At this time we cannot reasonably estimate the range of loss that may result from these legal and regulatory proceedings in light of the facts that (i) legal and regulatory proceedings are inherently unpredictable, (ii) there are multiple parties in each of the disputes (and uncertainty as to how liability, if any, may be shared among the defendants), (iii) the proceedings are in their early stages and discovery is not complete, (iv) there are significant facts in dispute, (v) the matters present legal uncertainties, (vi) there is a wide range of potential outcomes in each dispute and (vii) there are various levels of judicial review available to us in each matter in the event damages are awarded or fines or penalties are assessed. Nevertheless, an adverse resolution of or development in the proceedings could have a material adverse affect on our financial condition, results of operations, cash flow and liquidity and could affect our reputation.

Litigation Related to the Sale of Businesses

We were a defendant in two related litigation matters pending in Louisiana and Texas state courts, both of which related to claims asserted by three separate state receivers overseeing the liquidation of three health plans in Louisiana, Texas and Oklahoma that were previously owned by our former subsidiary, Foundation Health Corporation (FHC), which merged into Health Net, Inc. in January 2001. In 1999, FHC sold its interest in these plans to AmCareco, Inc. (AmCareco). We retained a minority interest in the three plans after the sale. Thereafter, the three plans became known as AmCare of Louisiana (AmCare-LA), AmCare of Oklahoma (AmCare-OK) and AmCare of Texas (AmCare-TX). In 2002, three years after the sale of the plans to AmCareco, each of the AmCare plans was placed under state oversight and ultimately into receivership. The receivers for each of the AmCare plans filed suit against us, contending that we bore responsibility for the plans failing and ultimately being placed into receivership.

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

The proceedings regarding the claims of the receivers for AmCare-LA and AmCare-OK concluded on July 8, 2005. On November 4, 2005, the court issued separate judgments on those claims and awarded $9.5 million in compensatory damages to AmCare-LA and $17 million in compensatory damages to AmCare-OK, respectively. We appealed these judgments, and on December 30, 2008, the court of appeal issued its judgment on each of the appeals. It reversed in their entirety the trial court’s judgments in favor of the AmCare-TX and AmCare-OK receivers, and entered judgment in our favor against those receivers, finding that the receivers’ claims failed as a matter of law. The court of appeal also reversed the trial court judgment in favor of the AmCare-LA receiver, with the exception of a single breach of contract claim, on which it entered judgment in favor of the AmCare-LA receiver in the amount of $2 million.

Each of the receivers ultimately filed applications for a writ with the Louisiana Supreme Court, which were granted in 2009. On April 1, 2011, the Louisiana Supreme Court reinstated the original jury verdict in favor of the AmCare-TX receiver and affirmed the trial court’s judgment notwithstanding the verdict reducing the jury’s compensatory damages award. The Louisiana Supreme Court reversed the trial court’s judgment notwithstanding the verdict reducing the jury’s award of punitive damages to the AmCare-TX receiver. The Louisiana Supreme Court also reinstated the trial court’s judgments in favor of the AmCare-OK and AmCare-LA receivers. We filed a request for rehearing with the Louisiana Supreme Court, which was denied on April 29, 2011. On May 6, 2011, we filed a motion to stay enforcement on the portion of the judgment relating to the punitive damage award with the Louisiana Supreme Court, which was denied. We subsequently sought a stay of enforcement of the punitive damages award from the United States Supreme Court, which was also denied. As a result of the Louisiana Supreme Court’s decision, we recorded in general and administrative expenses a pretax charge of $177.2 million, or $157.9 million after tax, in the first quarter of 2011. During the quarter ended June 30, 2011, we fully satisfied the entirety of the judgment rendered by the Louisiana Supreme Court, paying a total of $181.3 million to the three receivers, inclusive of all accrued interest and court costs. Our net income per diluted share for the six months ended June 30, 2011 decreased by $1.72 due to the charges related to this judgment.

Miscellaneous Proceedings

In the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.

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

We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages, present novel legal theories, involve disputed facts, represent a shift in regulatory policy, involve a large number of parties, claimants or regulatory bodies, are in the early stages of the proceedings, or could result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described above in this Note 8 under the heading Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 8 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Potential Settlements

We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 8, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 8, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.

9.    CREDIT QUALITY OF FINANCING RECEIVABLES

As of June 30, 2011 and December 31, 2010, our financing receivables consisted of the following (amounts in millions):

	June 30, 2011	December 31, 2010
Amounts due for contingent membership renewals	$41.3	$33.8
Loans to health care providers	7.9	13.6

Amounts due for contingent membership renewals arose from the Northeast Sale (see Note 2). United is required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based on a formula set forth in the Stock Purchase Agreement to the extent such amounts exceeded the initial minimum payment of $60 million that United made to us at closing. This membership transition was completed on July 1, 2011. The receivable amount accrued as of December 31, 2010 was received in March 2011. The receivable amount as of June 30, 2011 is due in September 2011. Loans to health care providers are made from time to time to provide funding to certain health care providers and are generally due within twelve months from the time of the loan.

These financing receivables are considered past due if the required principal payments have not been received as of the date such payments were due. We do not accrue interest on these financing receivables, and interest income is recognized only to the extent any such cash payments are received. We had no past due financing receivables as of June 30, 2011 and December 31, 2010. Financing receivables are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal payments. Impairment is evaluated in total for smaller-balance receivables of a similar nature and on an individual receivable basis for other larger receivables. If a receivable is impaired, a specific valuation allowance is established. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. We had no impaired receivables as of June 30, 2011 and December 31, 2010.

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

The allowance for possible bad debt is a reserve established through a bad debt provision charged to general and administrative expense, which represents our best estimate of probable losses that have been incurred within the existing receivables. The allowance, in our judgment, is necessary to reserve for estimated bad debt and risks inherent in the receivables. Our allowance for bad debt methodology is based on historical loss experience by type of credit and internal risk assessment, with adjustments for current events and conditions. The allowance for bad debt was not material as of June 30, 2011 and December 31, 2010.

10.    INCOME TAXES

The effective income tax rate was 34.1% and 42.1% for the three months ended June 30, 2011 and 2010, respectively, and (380.7)% and 41.5% for the six months ended June 30, 2011 and 2010, respectively. The change in the effective income tax rate from 2010 is primarily the result of the decision rendered in 2011 by the Louisiana Supreme Court in the AmCareco litigation (see Note 8). The decision resulted in deferred tax assets of $51.1 million for which realization is uncertain and as such, a valuation allowance for the full amount was established as of March 31, 2011.

11.    SUBSEQUENT EVENT

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage and stand-alone Prescription Drug Plan (PDP) products. These sanctions related to our compliance with certain Medicare rules and regulations. On August 1, 2011, CMS lifted its marketing and enrollment sanctions against us. We have resumed marketing of our Medicare Advantage and stand-alone PDP products and are enrolling beneficiaries with effective dates beginning September 1, 2011. We will participate in the upcoming annual enrollment period, which begins October 15, 2011 for January 1, 2012 enrollment. CMS continues to prohibit our stand-alone PDP products from receiving auto-assignment of low income subsidy (LIS) eligible Medicare beneficiaries under CMS’ LIS auto-assignment process. However, LIS members can make their own choice to enroll in our products during the upcoming annual enrollment period, or in the month they become eligible for PDP coverage.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011, and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare Advantage, stand-alone Prescription Drug Plan (“PDP”) products, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides mental health benefits to approximately 5.0 million individuals in all 50 states, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 2.9 million medical members (including PDP members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3”) for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.1 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling contract, which is included in our Government Contracts segment.

Prior to its conclusion on March 31, 2011, our previous TRICARE contract for the North Region was included in our Government Contracts segment. Under our previous TRICARE contract for the North Region, we provided health care services to approximately 3.1 million MHS eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries), including 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided ASO.

For the three and six months ended June 30, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment will include the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements. For additional information on the Transitioning HNL Members, the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2 to our consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.”

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

We measure our Government Contracts segment profitability based on pretax income, which is calculated as government contracts revenue less government contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts pretax income.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured similar to administrative services only arrangements with fees received in the form of cost plus fixed price, and fixed unit price, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on our T-3 contract.

Under our previous TRICARE contract for the North Region, which concluded on March 31, 2011, Government Contracts revenue was made up of two major components: health care and administrative services. The health care component included revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (“IBNR”) expenses for which we were at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompassed fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government Contracts revenue and expenses included the impact from underruns and overruns relative to our target cost under the applicable contracts.

We measure our Northeast Operations segment profitability based on pretax income. The pretax income is calculated as Northeast Operations segment total revenues, including Northeast administrative services fees, less Northeast segment total expenses, including Northeast administrative services expenses. Under the United Administrative Services Agreements, which terminated on July 1, 2011, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. Administrative services fees were recognized as revenue in the period services are provided. Upon the termination of the United Administrative Services Agreements, we entered into Claims Servicing Agreements with United and certain of its affiliates pursuant to which we will continue to adjudicate run out claims and perform limited other administrative services. For additional information on the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2 to our consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.” See “—Results of Operations—Northeast Operations Reportable Segment Results” for a calculation of our pretax income.

Health Care Reform Legislation

During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers, including an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as defined by the National Association of Insurance Commissioners (“NAIC”) and adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), new annual fees on companies in our industry which may not be deductible for income tax purposes, limiting Medicare Advantage payment rates, mandated additional benefits, elimination of medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increased restrictions on rescinding coverage, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our members, requirements that limit the ability of health plans to vary premiums based on assessments of underlying risk, limitations on the amount of compensation paid to health insurance executives that is tax deductible, additional regulations governing premium rate increase requests, requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement of some of the provisions was postponed until July 1, 2011 and a subset of those again until January 1, 2012. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues enrollment and premium growth in certain products and market segments and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require rebates related to minimum medical loss ratios and require premium rate review. We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements or decreasing spending on non-medical product features and services. Because of the magnitude, scope and complexity of the new legislation, we also need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the new legislation and implementing regulations could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years.

New guidance on certain other provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections and most recently on rate review of unreasonable rates), but we are still awaiting further final guidance on a number of key topics such as essential benefits, the application of the health insurer fee, and federal criteria for participation in state-based exchanges (Notices of Proposed Rulemaking were issued by HHS on July 15, 2011 regarding the establishment of exchanges and standards for states related to reinsurance, risk corridors and risk adjustment) among others. On April 7, 2011, HHS released proposed new rules under the ACA on Accountable Care Organizations (“ACOs”) and the Medicare Shared Savings Program. These new rules are intended to create incentives for health care providers to work together to treat an individual across different care settings. The impact of these new rules on the healthcare market and the role to be played by health plans in the creation and operation of ACOs remains to be determined. Though the federal government has issued interim final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the interim final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the interim final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that exceed the federal health care reform requirements, such as prior approval of rates. Some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California recently passed legislation establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. This could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This legislation also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. In addition, legislation under consideration in California (“SB 703”) would create a Basic Health Plan (“BHP”), which is authorized, but not required by the ACA, and would be administered by the Managed Risk Medical Insurance Board. If this legislation is enacted in its current form, individuals with incomes between 133% and 200% of the federal poverty limit would be required to enroll in the BHP and would receive a premium subsidy from the federal government. Federal law prohibits states with a BHP from allowing these individuals to enroll in the state exchanges, so the number of individuals eligible for the exchange would be reduced by the number of individuals receiving coverage in the BHP. We are evaluating the potential impact of a BHP in California on us should SB 703 be signed into law. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. In early 2011, a majority of the U.S. House of Representatives voted in favor of repealing the federal health care reform legislation. A similar proposal was voted on by the U.S. Senate, but failed by a vote of 47 to 51. Most of the bills proposed to repeal or replace certain provisions of ACA do not have bipartisan and bicameral support, and are not expected to be signed into law by the current President. However, earlier this year the President signed legislation that repeals the ACA provision which would have required businesses to file 1099 tax forms for purchases over $600. The President also signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. In addition, some recent U.S. District Court cases have found that all or part of ACA is unconstitutional. For example, in December 2010, the U.S. District Court for the Eastern District of Virginia ruled that ACA’s mandate that U.S. citizens purchase health insurance, or the individual mandate, is unconstitutional. In January 2011, the U.S. District Court for the Northern District of Florida found the individual mandate provision unconstitutional and declared the entire statute to be invalid. On the other hand, other U.S. District Courts have upheld the law. On June 29, 2011, the Sixth Circuit Court of Appeals upheld the constitutionality of the individual mandate provision. It is expected that the constitutionality of the individual mandate and ACA itself will be ultimately decided by the U.S. Supreme Court. Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and Children’s Health Insurance Program, and the future expansion of these programs authorized by federal health care reform is uncertain.

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

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potential new laws and regulations, state regulators are considering new requirements that would restrict our ability to implement changes to our premium rates. On May 19, 2011, HHS issued a final rule providing that HHS will perform rate reviews for states that are determined by HHS not to have an “effective review process”, in place for proposed premium rate increases. Anzona is one of the states determined by HHS not to have “effective review processes” currently in place. These changes could, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In addition, state regulators could impose standards that are more stringent than those required under the ACA. For example, earlier this year, the California Department of Insurance passed emergency regulations requiring immediate compliance with the ACA minimum medical loss ratio requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Recent Developments

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage and stand-alone Prescription Drug Plan (“PDP”) products. These sanctions related to our compliance with certain Medicare rules and regulations. On August 1, 2011, CMS lifted its marketing and enrollment sanctions against us. We have resumed marketing of our Medicare Advantage and stand-alone PDP products and are enrolling beneficiaries with effective dates beginning September 1, 2011. We will participate in the upcoming annual enrollment period, which begins October 15, 2011 for January 1, 2012 enrollment. CMS continues to prohibit our stand-alone PDP products from receiving auto-assignment of low income subsidy (LIS) eligible Medicare beneficiaries under CMS’ LIS auto-assignment process. However, LIS members can make their own choice to enroll in our products during the upcoming annual enrollment period, or in the month they become eligible for PDP coverage.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,566,719	$2,507,318	$5,179,103	$5,034,825
Government contracts	171,015	851,939	1,046,142	1,661,398
Net investment income	25,091	16,567	48,926	36,489
Administrative services fees and other income	2,084	1,837	4,805	10,693
Northeast administrative services fees and other	11,021	59,301	23,470	109,661

Total revenues	2,775,930	3,436,962	6,302,446	6,853,066

Expenses
Health plan services (excluding depreciation and amortization)	2,231,278	2,163,191	4,513,612	4,374,447
Government contracts	130,828	811,386	952,980	1,583,288
General and administrative	219,029	237,378	645,390	484,474
Selling	57,571	56,574	118,262	115,405
Depreciation and amortization	8,953	8,466	17,781	17,129
Interest	8,238	8,761	15,858	18,645
Northeast administrative services expenses	37,825	71,951	90,080	153,829
Adjustment to loss on sale of Northeast health plan subsidiaries	(6,283)	(8,171)	(41,137)	(8,171)
Asset impairment	0	6,000	0	6,000
Early debt extinguishment charge	0	3,532	0	3,532

Total expenses	2,687,439	3,359,068	6,312,826	6,748,578

Income (loss) from operations before income taxes	88,491	77,894	(10,380)	104,488
Income tax provision	30,191	32,828	39,515	43,332

Net income (loss)	$58,300	$45,066	$(49,895)	$61,156

Net income (loss) per share:
Basic	$0.64	$0.46	$(0.54)	$0.61
Diluted	$0.63	$0.45	$(0.54)	$0.61

For the three and six months ended June 30, 2011, we reported net income of $58.3 million or $0.63 per diluted share and a net loss of $(49.9) million or $(0.54) per share, respectively, as compared to net income of $45.1 million or $0.45 per diluted share and $61.2 million or $0.61 per diluted share, respectively, for the same periods in 2010. Pretax margins were 3.2 percent and (0.2) percent for the three and six months ended June 30, 2011, respectively, compared to 2.3 percent and 1.5 percent for the same periods in 2010, respectively.

Our total revenues decreased 19.2 percent in the three months ended June 30, 2011 to $2.8 billion from $3.4 billion in the same period in 2010 and decreased 8.0 percent in the six months ended June 30, 2011 to $6.3 billion from $6.9 billion in the same period in 2010. Health plan services premium revenues increased by approximately 2.4 percent to $2.6 billion and by approximately 2.9 percent to $5.2 billion in the three and six months ended June 30, 2011, respectively, compared with $2.5 billion and $5.0 billion in the three and six months ended June 30, 2010, respectively. Health plan services expenses were $2.2 billion in the three months ended June 30, 2011 and 2010. Health plan services expenses increased from $4.4 billion in the six months ended June 30, 2010 to $4.5 billion in the six months ended June 30, 2011. Investment income increased to $25.1 million and $48.9 million in the three and six months ended June 30, 2011, respectively, compared with $16.6 million and $36.5 million in the three and six months ended June 30, 2010, respectively.

Our Government Contracts revenues decreased by approximately 79.9 percent in the three months ended June 30, 2011 to $171.0 million from $851.9 million in the same period of 2010, and by approximately 37.0 percent in the six months ended June 30, 2011 to $1,046.1 million from $1,661.4 million in the same period of 2010. The decline in our Government contracts revenue is due to our new T-3 contract for the TRICARE North Region that commenced on April 1, 2011. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment.”

Our operating results for the six months ended June 30, 2011 were impacted by a $181 million pretax, or $158 million after-tax, charge incurred as a result of the Louisiana Supreme Court’s decision rendered on April 1, 2011 in connection with the AmCareco litigation. See Note 8 to our consolidated financial statements for additional information regarding the AmCareco litigation and the Louisiana Supreme Court’s decision. These charges were recorded as part of our G&A expenses. In addition, our operating results for the three and six months ended June 30, 2011 were impacted by a $6.3 million and $41.1 million, respectively, favorable adjustment to loss on sale of Northeast health plan subsidiaries, partially offset by pretax costs of $2.4 million and $13.4 million, respectively, related to our cost management initiatives.

Our operating results for the three and six months ended June 30, 2010 were impacted by $33.9 million and $48.4 million, respectively, in pretax costs related to our operations strategy, other cost management initiatives and early debt extinguishment and termination of a related interest rate swap, reduced by a $21.6 million benefit from a litigation reserve true-up in the three and six months ended June 30, 2010. See “—Corporate/Other” for further discussion on these charges.

Days Claims Payable

Days claims payable (“DCP”) for the second quarter of 2011 was 36.7 days compared with 39.3 days in the second quarter of 2010. On an adjusted basis (adjusting to exclude capitation, provider and other claim settlements and Medicare Advantage-Prescription Drug (“MAPD”) and stand-alone PDP payables/costs), DCP in the second quarter of 2011 was 52.0 days compared with 53.6 days in the second quarter of 2010. Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP.

DCP is calculated by dividing the amount of reserve for claims and other settlements (“Claims Reserve”) by health plan services cost (“Health Plan Costs”) during the quarter and multiplying that amount by the number of days in the quarter. The following table presents an adjusted DCP metric which subtracts capitation, provider and other claim settlements and MAPD and stand-alone PDP payables/costs from the Claims Reserve and Health Plan Costs. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP calculated from claims-based reserves than does GAAP DCP, which includes such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three Months Ended June 30,
	2011	2010
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$900.7	$934.9
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Payables	(121.0)	(155.6)

(2) Reserve for Claims and Other Settlements—Adjusted	$779.7	$779.3
(3) Health Plan Services Cost	$2,231.3	$2,163.2
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Costs	(867.8)	(839.0)

(4) Health Plan Services Cost—Adjusted	$1,363.5	$1,324.2
(5) Number of Days in Period	91	91
= (1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	36.7	39.3
= (2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	52.0	53.6

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Income tax expense	$30.2	$32.8	$39.5	$43.3
Effective income tax rate	34.1%	42.1%	(380.7%)	41.5%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and six months ended June 30, 2011 and June 30, 2010 due to state income taxes and tax-exempt investment income. In addition, during the six months ended June 30, 2011, the effective income tax rate was impacted by the effect of a valuation allowance against deferred tax assets established as a result of the decision rendered in 2011 by the Louisiana Supreme Court in the AmCareco litigation (see Note 8 to our consolidated financial statements). Also, during the three and six months ended June 30, 2010, the effective income tax rate included an adjustment for the impairment of non-deductible goodwill that did not recur in the same periods in 2011.

Western Region Operations Reportable Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Western Region Operations Segment Membership (in thousands)

	June 30, 2011	June 30, 2010	Increase/ (Decrease)	% Change
California
Large Group	834	836	(2)	(0.2)%
Small Group and Individual	328	355	(27)	(7.6)%

Commercial Risk	1,162	1,191	(29)	(2.4)%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,162	1,196	(34)	(2.8)%
Medicare Advantage	125	132	(7)	(5.3)%
Medi-Cal/Medicaid	963	877	86	9.8%

Total California	2,250	2,205	45	2.0%

Arizona
Large Group	75	53	22	41.5%
Small Group and Individual	56	39	17	43.6%

Commercial Risk	131	92	39	42.4%
Medicare Advantage	41	49	(8)	(16.3)%

Total Arizona	172	141	31	22.0%

Oregon (including Washington)
Large Group	49	52	(3)	(5.8)%
Small Group and Individual	42	47	(5)	(10.6)%

Commercial Risk	91	99	(8)	(8.1)%
Medicare Advantage	39	38	1	2.6%

Total Oregon (including Washington)	130	137	(7)	(5.1)%

Total Health Plan Enrollment
Large Group	958	941	17	1.8%
Small Group and Individual	426	441	(15)	(3.4)%

Commercial Risk	1,384	1,382	2	0.1%
ASO	0	5	(5)	(100.0)%

Total Commercial	1,384	1,387	(3)	(0.2)%
Medicare Advantage	205	219	(14)	(6.4)%
Medi-Cal/Medicaid	963	877	86	9.8%
Medicare PDP (stand-alone)	389	434	(45)	(10.4)%

	2,941	2,917	24	0.8%

Total Western Region Operations enrollment at June 30, 2011 was approximately 2.9 million members, an increase of 0.8 percent compared with enrollment at June 30, 2010. Total enrollment in our California health plans increased by 2.0 percent to approximately 2.3 million members from June 30, 2010 to June 30, 2011.

Western Region Operations commercial enrollment was flat at approximately 1.4 million members as of June 30, 2010 and 2011. Enrollment in our large group segment increased by 1.8 percent or 17,000 members to 958,000 members at June 30, 2011. Enrollment in our small group and individual segment in the Western Region Operations decreased by 3.4 percent, from 441,000 members at June 30, 2010 to 426,000 members at June 30, 2011, consistent with the overall weak employment levels Membership in an tailored network products increased by 48.2 percent, or 137,000 members, from June 30, 2010 to June 30, 2011. As of June 30, 2011, tailored network products accounted for 31 percent of our Western Region Operations commercial enrollment compared with 21 percent at June 30, 2010. For additional information on our tailored network products, see Part I, Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations of the Form 10-K.

Enrollment in our Medicare Advantage plans in the Western Region Operations at June 30, 2011 was 205,000 members, a decrease of 6.4 percent compared with June 30, 2010. The decline in Medicare Advantage membership was due to a loss of 8,000 members in Arizona and 7,000 members in California, partially offset by a gain of 1,000 members in Oregon. Membership in our stand-alone Medicare PDP products was 389,000 at June 30, 2011, a 10.4 percent decrease compared with June 30, 2010. This decline in Medicare membership was primarily driven by sanctions imposed against us by CMS.

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage and stand-alone PDP products. These sanctions related to our compliance with certain Medicare rules and regulations. On August 1, 2011, CMS lifted the sanctions, and we resumed marketing our Medicare Advantage and stand-alone PDP products and enrolling beneficiaries with effective dates on or after September 1, 2011. While we could not enroll new members into these products until CMS lifted these sanctions, the enrollment status of our existing members, including Medicare Advantage and stand-alone PDP members, was not impacted by the sanctions. During the period of the sanctions, we continued to provide benefits to and serve our existing Medicare Advantage and stand-alone PDP members. Our stand-alone PDP products are offered in 49 states and the District of Columbia.

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medi-Cal enrollment increased by 86,000 members or 9.8 percent to 963,000 members as of June 30, 2011 compared with June 30, 2010. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to continuing high unemployment and depressed economic conditions.

Our subsidiary, Health Net of California, Inc. (“HN California”), participates in the Children’s Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. Commencing with the 2011-12 Healthy Families benefit year that starts October 1, 2011, HN California will no longer be offering the Healthy Families EPO product. As a result, approximately 1,500 Healthy Families EPO members will transition to other carriers in the counties we serve with this product. In addition, the HN California will no longer be offering the Healthy Families HMO in Marin County, California, resulting in approximately 580 members being transitioned to other carriers.

Western Region Operations Segment Results

The following table summarizes the operating results for our Western Region Operations segment for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,566,393	$2,484,282	$5,176,773	$4,986,640
Investment income	10,428	12,296	21,904	25,019
Gain on sale of investments	14,653	4,028	26,951	10,882
Administrative services fees and other income	2,084	7,275	4,805	16,107

Total revenues	2,593,558	2,507,881	5,230,433	5,038,648
Health plan services	2,231,738	2,164,164	4,513,174	4,354,057
General and administrative	214,779	212,699	456,735	436,576
Selling	57,503	55,750	118,090	113,475
Depreciation and amortization	8,947	8,448	17,769	17,069
Interest	8,053	8,761	15,673	18,645

Total expenses	2,521,020	2,449,822	5,121,441	4,939,822

Income from operations before income taxes	72,538	58,059	108,992	98,826
Income tax provision	26,870	21,967	40,346	37,346

Net income	$45,668	$36,092	$68,646	$61,480

Pretax margin	2.8%	2.3%	2.1%	2.0%
Commercial premium yield	4.7%	9.3%	5.2%	8.8%
Commercial premium PMPM (d)	$356.51	$340.38	$356.06	$338.40
Commercial health care cost trend	4.0%	9.1%	4.5%	8.7%
Commercial health care cost PMPM (d)	$305.63	$293.81	$305.24	$292.13
Commercial MCR (e)	85.7%	86.3%	85.7%	86.3%
Medicare Advantage MCR (e)	90.9%	88.5%	90.0%	88.3%
Medicare PDP (stand-alone) MCR (e)	87.4%	85.9%	95.2%	91.8%
Medicaid MCR (e)	85.2%	88.5%	85.1%	87.7%
Health plan services MCR (a)	87.0%	87.1%	87.2%	87.3%
G&A expense ratio (b)	8.4%	8.5%	8.8%	8.7%
Selling costs ratio (c)	2.2%	2.2%	2.3%	2.3%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare PDP (stand-alone) or Medicaid health care cost divided by commercial, Medicare Advantage, Medicare PDP (stand-alone) or Medicaid premiums, as applicable.

Revenues

Total revenues in the Western Region Operations increased 3.4 percent to $2.6 billion for the three months ended June 30, 2011 and increased 3.8 percent to $5.2 billion for the six months ended June 30, 2011, compared to the same periods in 2010. Health plan services premiums in the Western Region Operations increased 3.3 percent to $2.6 billion for the three months ended June 30, 2011 and increased 3.8 percent to $5.2 billion for the six months ended June 30, 2011, compared to the same periods in 2010.

Investment income in the Western Region Operations increased to $25.1 million for the three months ended June 30, 2011 from $16.3 million for the same period in 2010 due to an increase in realized gains. Investment income in the Western Region Operations increased to $48.9 million for the six months ended June 30, 2011 from $35.9 million for the same period in 2010 due to an increase in realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $2.2 billion and $4.5 billion for the three and six months ended June 30, 2011, respectively, compared to $2.2 billion and $4.4 billion for the three and six months ended June 30, 2010, respectively.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields per member per month (“PMPM”) increased by 4.7 percent to approximately $357 during the three months ended June 30, 2011 compared to an increase of 9.3 percent to approximately $340 during the same period of 2010, and increased by 5.2 percent to approximately $356 during the six months ended June 30, 2011 compared to an increase of 8.8 percent to approximately $338 for the same period of 2010.

Commercial health care costs PMPM in the Western Region Operations increased by 4.0 percent to approximately $306 during the three months ended June 30, 2011 compared to an increase of 9.1 percent to approximately $294 during the same period of 2010, and increased by 4.5 percent to approximately $305 during the six months ended June 30, 2011 compared to an increase of 8.7 percent to approximately $292 during the same period of 2010.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 87.0 percent and 87.2 percent for the three and six months ended June 30, 2011, respectively, compared with 87.1 and 87.3 percent for the three and six months ended June 30, 2010, respectively.

The Western Region Operations commercial MCR was 85.7 percent for the three and six months ended June 30, 2011, compared with 86.3 percent for the three and six months ended June 30, 2010.

The Medicare Advantage MCR in the Western Region Operations was 90.9 percent and 90.0 percent for the three and six months ended June 30, 2011, respectively, compared with 88.5 percent and 88.3 percent for the three and six months ended June 30, 2010, respectively. The Medicare PDP (stand-alone) MCR was 87.4 percent and 95.2 percent for the three and six months ended June 30, 2011, respectively, compared with 85.9 percent and 91.8 percent for the same periods in 2010. These increases are due to the adverse effect of limited new member growth.

The Medicaid MCR was 85.2 percent and 85.1 percent for the three and six months ended June 30, 2011, respectively, compared with 88.5 percent and 87.7 percent for the three and six months ended June 30, 2010, respectively. These decreases are due to an increase in the premium yield outpacing the increase in the health care cost trend.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $214.8 million and $456.7 million for the three and six months ended June 30, 2011, respectively, compared with $212.7 million and $436.6 million for the three and six months ended June 30, 2010, respectively. The G&A expense ratio decreased 10 basis points from 8.5 percent for the three months ended June 30, 2010 to 8.4 percent for the three months ended June 30, 2011. The G&A expense ratio increased 10 basis points from 8.7 percent for the six months ended June 30, 2010 to 8.8 percent for the six months ended June 30, 2011.

Selling expense in our Western Region Operations was $57.5 million and $118.1 million for the three and six months ended June 30, 2011, respectively, compared with $55.8 million and $113.5 million for the three and six months ended June 30, 2010, respectively. The selling costs ratio was 2.2 percent and 2.3 percent for the three and six months ended June 30, 2011, respectively, compared with 2.2 percent and 2.3 percent for the three and six months ended June 30, 2010, respectively.

Interest expense was $8.1 million and $15.7 million for the three and six months ended June 30, 2011, respectively, compared with $8.8 million and $18.6 million for the three and six months ended June 30, 2010, respectively. The decline is due to the retirement of our amortizing financing facility in May 2010 (see “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information), offset by higher borrowings under our revolving credit facility.

Government Contracts Reportable Segment

On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.1 million MHS eligible beneficiaries (active duty personnel and TRICARE/Medicare dual eligible beneficiaries) as of June 30, 2011.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured similar to administrative services only arrangements with fees received in the form of cost plus fixed price and fixed unit price, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

In addition, responsibility for the delivery of services for the Fort Campbell area of Kentucky and Tennessee has been realigned from the TRICARE North Region to the TRICARE South Region, as expected, as a result of the recent T-3 contract award for the TRICARE South Region. Consequently, effective April 1, 2012 we will no longer be responsible for servicing the approximately 105,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract.

Under our previous TRICARE contract for the North Region, we provided health care services to approximately 3.1 million eligible beneficiaries in the MHS as of June 30, 2010. Included in the 3.1 million eligible beneficiaries as of June 30, 2010 were 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided administrative services only. As of June 30, 2010, there were approximately 1.5 million TRICARE eligible beneficiaries enrolled in TRICARE Prime under our North Region contract. Our TRICARE North Region contract ended on March 31, 2011.

In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in eight states covering approximately 20,000 enrollees.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Government contracts revenues	$171,015	$851,939	$1,046,142	$1,661,398
Government contracts costs	130,802	810,466	948,101	1,581,902

Income from operations before income taxes	40,213	41,473	98,041	79,496
Income tax provision	16,341	17,042	39,730	32,545

Net income	$23,872	$24,431	$58,311	$46,951

Government contracts revenues decreased by $680.9 million, or 79.9 percent, for the three months ended June 30, 2011 and by $615.3 million, or 37.0 percent, for the six months ended June 30, 2011 as compared to the same periods in 2010. Government contracts costs decreased by $679.7 million, or 83.9 percent for the three months ended June 30, 2011 and by $633.8 million, or 40.1 percent for the six months ended June 30, 2011 as compared to the same periods in 2010. These declines were primarily due to the impact of the new T-3 contract for the TRICARE North Region, under which health care costs and related reimbursements are excluded from our consolidated statement of operations.

Northeast Operations Reportable Segment Results

The following table summarizes the operating results for the Northeast Operations segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Health plan services premiums	$326	$23,036	$2,330	$48,185
Investment income	10	243	71	588
Administrative services fees and other income	0	22	0	46
Northeast administrative services fees and other	11,021	59,301	23,470	109,661

Total revenues	11,357	82,602	25,871	158,480
Health plan services	(160)	20,660	738	42,023
General and administrative	689	687	1,717	9,844
Selling	68	824	172	1,930
Depreciation and amortization	6	18	12	60
Interest	185	0	185	0
Northeast administrative services expenses	37,825	71,951	90,080	153,829
Adjustment to loss on sale of Northeast health plan subsidiaries	(6,283)	(8,171)	(41,137)	(8,171)
Asset impairment	0	6,000	0	6,000

Total expenses	32,330	91,969	51,767	205,515

Loss from operations before income taxes	(20,973)	(9,367)	(25,896)	(47,035)
Income tax benefit	(11,239)	(1,343)	(15,237)	(16,336)

Net loss	$(9,734)	$(8,024)	$(10,659)	$(30,699)

The Northeast Operations segment had approximately $11.4 million and $82.6 million in total revenues in the three months ended June 30, 2011 and 2010, respectively, which represent less than 1 percent and approximately 2 percent of our total revenues for the three months ended June 30, 2011 and 2010, respectively. The Northeast Operations segment had approximately $25.9 million and $158.5 million in total revenues in the six months ended June 30, 2011 and 2010, respectively, which represent less than 1 percent and approximately 2 percent of our total revenues for the six months ended June 30, 2011 and 2010, respectively. The Northeast Operations segment had a pretax loss of $(21.0) million and $(25.9) million for the three and six months ended June 30, 2011, respectively, compared to a pretax loss of $(9.4) million and $(47.0) million for the three and six months ended June 30, 2010, respectively. Our operating results for the three and six months ended June 30, 2011 were impacted by a $6.3 million and $41.1 million, respectively, favorable adjustment to loss on sale of our Northeast health plan subsidiaries. Our operating results for the three and six months ended June 30, 2010 were impacted by a $6.0 million goodwill impairment reduced by an $8.2 million adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the adjustment to loss on sale of our Northeast health plan subsidiaries.

The Northeast Operations segment had $0.3 million and $23.0 million of health plan services premiums for the three months ended June 30, 2011 and 2010, respectively, and $(0.2) million and $20.7 million of health plan services costs for the three months ended June 30, 2011 and 2010, respectively. The Northeast Operations segment had $2.3 million and $48.2 million of health plan services premiums for the six months ended June 30, 2011 and 2010, respectively, and $0.7 million and $42.0 million of health plan services costs for the six months ended June 30, 2011 and 2010, respectively. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $11.0 million and $37.8 million for the three months ended June 30, 2011, respectively, and $59.3 million and $72.0 million for the same period in 2010, and $23.5 million and $90.1 million for the six months ended June 30, 2011, respectively, and $109.7 million and $153.8 million for the same period in 2010, and they are shown separately in the accompanying consolidated statements of operations. The United Administrative Services Agreements terminated effective July 1, 2011, and at that time we entered into Claims Servicing Agreements pursuant to which we will adjudicate run out claims and provide limited other administrative services to United and its affiliates.

The decreases in the revenues and expenses in the Northeast Operations segment in 2011 from 2010 reflect the ongoing run-out and wind-down of the Acquired Companies. For additional information on the United Administrative Services Agreements, the Claims Servicing Agreements and the ongoing run out and wind-down of the Acquired Companies, see Note 2 to the consolidated financial statements.

Corporate/Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Charges included in health plan services costs	$(300)	$(21,633)	$(300)	$(21,633)
Charges included in government contract costs	26	920	4,879	1,386
Charges included in G&A	3,561	23,992	186,938	38,054
Early debt extinguishment charge and related interest rate swap termination	0	8,992	0	8,992

Loss from operations before income taxes	(3,287)	(12,271)	(191,517)	(26,799)
Income tax benefit	(1,781)	(4,838)	(25,324)	(10,223)

Net loss	$(1,506)	$(7,433)	$(166,193)	$(16,576)

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our operating results for the three months ended June 30, 2011 were impacted by $2.7 million in pretax costs related to our cost management initiatives and $0.9 in additional interest related to the decision rendered in the AmCareco litigation, reduced by a $0.3 million benefit from a litigation reserve true-up. Our operating results for the six months ended June 30, 2011 were impacted by a $181 million pretax charge related to the decision rendered in the AmCareco litigation and $13.7 million in pretax costs related to our cost management initiatives. See Note 8 to our consolidated financial statements for more information regarding the decision rendered in the AmCareco litigation.

Our operating results for the three and six months ended June 30, 2010 were impacted by $33.9 million and $48.4 million, respectively, in pretax costs related to our operations strategy, other cost management initiatives and early debt extinguishment and related interest rate swap termination, reduced by a $21.6 million benefit from a litigation reserve true-up.

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, including our revolving credit facility which matures on June 25, 2012, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of June 30, 2011, the fair value of the investment securities available-for-sale was $1.6 billion. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment holdings are comprised of investment grade securities with an average rating of “AA-” and “Aa3” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. Our investment portfolio includes $670.9 million, or 42.6% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also includes $483.8 million, or 30.7% of our portfolio holdings of obligations of state and other political subdivisions. Our investment portfolio also includes $9.9 million, or less than 1% of our portfolio holdings, of auction rate securities (“ARS”). These ARS have long-term nominal maturities for which the interest rates are reset through a dutch auction process every 7, 28 or 35 days. At June 30, 2011, these ARS had at one point or are continuing to experience “failed” auctions. These securities are entirely municipal issues and rates are set at the maximum allowable rate as stipulated in the applicable bond indentures. We continue to receive income on all ARS. If all or any portion of the ARS continue to experience failed auctions, it could take an extended amount of time for us to realize our investments’ recorded value.

We had gross unrealized losses of $3.4 million as of June 30, 2011, and $14.1 million as of December 31, 2010. Included in the gross unrealized losses as of June 30, 2011 and December 31, 2010 are $0 and $1.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during either the three and six months ended June 30, 2011 or 2010.

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

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $181.5 million as of June 30, 2011 and $121.0 million as of December 31, 2010. The receivable from the Department of Health Services related to our California Medicaid business was $71.4 million as of June 30, 2011 and $112.3 million as of December 31, 2010. Our receivable from the DoD for the TRICARE contract for the North Region was $334.9 million as of June 30, 2011 and $266.5 million as of December 31, 2010. The timing of collection of such receivables is impacted by government audit and negotiation, as well as the budget process, and can extend for periods beyond a year.

During the six months ended June 30, 2011, we paid $181 million related to the AmCareco litigation ruling with borrowings from our revolving credit facility. For additional information regarding charges, see “–Results of Operations” above.

Operating Cash Flows

Our net cash flow (used in) provided by operating activities for the six months ended June 30, 2011 compared to the same period in 2010 is as follows:

	June 30, 2011	June 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(295.8)	$111.1	$(406.9)

The decrease of $406.9 million in operating cash flow is primarily due to the following:

•	$181 million in payments related to the decision rendered in the AmCareco litigation,

•	$70 million in quarterly net payments to United in accordance with the terms of the Stock Purchase Agreement,

•	A $68 million decrease in collections of Medicare premiums due to timing,

•	$43 million paid in connection with our transition under the T-3 contract for the TRICARE North Region, and

•	partially offset by $24 million in severance payments

•	$26 million collected in T-3 contract transition fees.

Investing Activities

Our net cash flow provided by (used in) investing activities for the six months ended June 30, 2011 compared to the same period in 2010 is as follows:

	June 30, 2011	June 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash provided by (used in) investing activities	$112.8	$(79.5)	$192.3

Net cash provided by investing activities increased during the six months ended June 30, 2011 primarily due to a $154.9 million increase in net sales of investments in available-for-sale securities and a $49.5 million increase in cash received related to the Northeast Sale.

Financing Activities

Our net cash flow used in financing activities for the six months ended June 30, 2011 compared to the same period in 2010 is as follows:

	June 30, 2011	June 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash used in financing activities	$(0.7)	$(288.7)	$288.0

Net cash used in financing activities decreased during the six months ended June 30, 2011 by $288.0 million due to a net increase in revolving credit facility borrowings of $185.0 million and the payment of $116.8 million in connection with the termination of our amortizing financing facility during the six months ended June 30, 2010, partially offset by a $16.4 million increase in stock repurchases.

See “—Capital Structure” below for additional information regarding our share repurchases, our revolving credit facility and the termination of our amortizing financing facility.

Capital Structure

Our debt-to-total capital ratio was 28.2 percent as of June 30, 2011 compared with 19.0 percent as of December 31, 2010. This increase was the result of increased borrowings under our revolving credit facility to fund the judgment in the Amcareco litigation.

Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the three and six months ended June 30, 2011, we repurchased 1.4 million shares and 4.9 million shares, respectively, of our common stock for aggregate consideration of approximately $45.2 million and $149.8 million, respectively, under our 2010 stock repurchase program. As of June 30, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception in March 2010 at an average price of $27.80 per share for aggregate consideration of $300.0 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. During the three months ended June 30, 2011, we repurchased 870,000 shares of our common stock for aggregate consideration of approximately $27.1 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of June 30, 2011 was $272.9 million. We used net free cash available, including cash at the parent company, Health Net, Inc., to fund the share repurchases. For additional information on our 2010 stock repurchase program and 2011 stock repurchase program, see Note 5 of our consolidated financial statements.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations for employees that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of either of our stock repurchase programs.

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of June 30, 2011:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b), (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b), (c)
January 1—January 31	1,211,977	(d)	$28.31	$34,315,821	1,211,720	$115,497,448
February 1—February 28	1,330,412	(d)	29.95	39,847,861	587,890	$97,853,713
March 1—March 31	1,714,865	(d)	30.73	52,705,924	1,713,100	$45,203,916
April 1—April 30	1,401,031		32.26	45,203,895	1,401,031	$0
May 1—May 31	210,000		31.41	6,595,827	210,000	$293,404,173
June 1—June 30	660,083	(d)	31.05	20,493,637	660,000	$272,913,180

	6,528,368	(d)	30.51	$199,162,965	5,783,741

(a)	During the six months ended June 30, 2011, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. The 2010 stock repurchase program was completed in April 2011.

(c)	On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased. Our 2011 stock repurchase program does not have an expiration date. Accordingly, during the six months ended June 30, 2011, we did not have any repurchase program that expired or was terminated, other than our 2010 stock repurchase program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of RSUs, stock options and other equity awards.

Termination of Amortizing Financing Facility. On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. We paid a total of $116.8 million to retire the facility, which included the outstanding balance of $113.8 million and a $3.0 million call premium. We used a combination of a $100 million draw on our revolving credit facility and operating cash to repay our amortizing financing facility.

Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2011, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Revolving Credit Facility. We have a $900 million five-year revolving credit facility with Bank of America, N.A. as Administrative Agent, Swingline Lender, and L/C Issuer, and the other lenders party thereto. Our revolving credit facility provides for aggregate borrowings in the amount of $900 million, which includes a $400 million sub-limit for the issuance of standby letters of credit and a $50 million sub-limit for swing line loans. In addition, we have the ability from time to time to increase the facility by up to an additional $250 million in the aggregate, subject to the receipt of additional commitments. The revolving credit facility matures on June 25, 2012. Accordingly, the balance outstanding of $185 million as of June 30, 2011 is classified as a current liability.

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

As of June 30, 2011, we were in compliance with all covenants under our revolving credit facility.

We had $185.0 million in outstanding borrowings under the revolving credit facility as of June 30, 2011, and no amounts were outstanding under the revolving credit facility as of December 31, 2010. We can obtain letters of credit in an aggregate amount of $400 million under our revolving credit facility. The maximum amount available for borrowing under our revolving credit facility is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2011 and December 31, 2010, respectively, we had outstanding an aggregate of $60.2 million and $249.1 million in letters of credit. The reduction of approximately $88.1 million in outstanding letters of credit during the quarter ended June 30, 2011 is due to the release of certain letters of credit that had been issued in connection with the AmCareco litigation (see Note 8 to our consolidated financial statements for more information on the AmCareco litigation). As a result, the maximum amount available for borrowing under the revolving credit facility was $654.8 million as of June 30, 2011, and no amount had been drawn on the letters of credit. As of August 3, 2011, we had $245.0 million in borrowings outstanding under our revolving credit facility.

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2011, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory capital and surplus or net worth. The minimum statutory capital and surplus or net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At June 30, 2011, our aggregate regulated subsidiary capital was approximately 400% of ACL.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At June 30, 2011, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended June 30, 2011, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through August 3, 2011.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2010 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarter ended March 31, 2011. During the three months ended June 30, 2011, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Q, except as follows:

	July 1, 2011 to December 31, 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in Millions)
Draw on revolving credit facility (1)	$0	$185.0	$0	$0	$0	$0	$185.0
Interest on revolving credit facility (1)	1.1	1.6	0	0	0	0	2.7

(1)	See “Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2011 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(47.6) million
1%	$(24.3) million
(1)%	$25.2 million
(2)%	$51.4 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$24.3 million
1%	$12.1 million
(1)%	$(12.1) million
(2)%	$(24.3) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained under the heading “Legal Proceedings” in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition, results of operations or future results. The risks described in the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended June 30, 2011, there were no material changes to the risk factors disclosed in our Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. Our 2010 stock repurchase program was completed in April 2011. On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program for the repurchase of up to $300 million of our outstanding common stock. The remaining authorization under our 2011 stock repurchase program as of June 30, 2011 was $272.9 million.

Under the Company’s various stock option and long-term incentive plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations for employees that may be required to be withheld or paid in connection with such equity awards, including any tax obligation arising on the vesting date.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Health Net, Inc., a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (2) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: August 8, 2011	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation of Health Net, Inc., a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (2) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.