Form 10-Q
period 2011-09-30
HEALTH NET INC
filed 2011-11-08
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of November 2, 2011 was 82,967,151 (excluding 63,778,547 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Health plan services premiums	$2,582,385	$2,470,939	$7,761,488	$7,505,764
Government contracts	175,845	860,697	1,221,987	2,522,095
Net investment income	15,188	19,466	64,114	55,955
Administrative services fees and other income	2,174	5,487	6,979	16,180
Northeast administrative services fees and other	10,976	36,863	34,446	146,524

Total revenues	2,786,568	3,393,452	9,089,014	10,246,518

Expenses
Health plan services (excluding depreciation and amortization)	2,223,471	2,134,701	6,737,083	6,509,148
Government contracts	127,884	814,385	1,080,864	2,397,673
General and administrative	233,632	225,929	879,022	710,403
Selling	58,110	59,021	176,372	174,426
Depreciation and amortization	7,154	8,659	24,935	25,788
Interest	7,783	8,150	23,641	26,795
Northeast administrative and claims services expenses	29,043	61,878	119,123	215,707
Adjustment to loss on sale of Northeast health plan subsidiaries	315	(21,457)	(40,822)	(29,628)
Asset impairment	0	0	0	6,000
Early debt extinguishment charge	0	0	0	3,532

Total expenses	2,687,392	3,291,266	9,000,218	10,039,844

Income from operations before income taxes	99,176	102,186	88,796	206,674
Income tax provision	37,364	39,503	76,879	82,835

Net income	$61,812	$62,683	$11,917	$123,839

Net income per share:
Basic	$0.71	$0.64	$0.13	$1.25
Diluted	$0.70	$0.64	$0.13	$1.24
Weighted average shares outstanding:
Basic	87,675	97,349	90,479	99,087
Diluted	88,874	98,304	91,899	100,024

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$376,336	$350,138
Investments-available-for-sale (amortized cost: 2011-$1,636,232, 2010-$1,653,502)	1,656,895	1,663,218
Premiums receivable, net of allowance for doubtful accounts (2011-$3,180, 2010-$6,613)	276,995	298,892
Amounts receivable under government contracts	206,113	266,456
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	0	284,247
Other receivables	169,438	136,323
Deferred taxes	54,850	45,769
Other assets	212,747	182,252

Total current assets	2,953,374	3,227,295
Property and equipment, net	125,833	123,137
Goodwill	605,886	605,886
Other intangible assets, net	21,556	24,217
Deferred taxes	51,277	50,648
Investments-available-for-sale-noncurrent (amortized cost: 2011-$2,968, 2010-$10,447)	2,614	8,756
Other noncurrent assets	111,238	91,754

Total Assets	$3,871,778	$4,131,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$873,037	$942,024
Health care and other costs payable under government contracts	47,546	113,865
IBNR health care costs payable under TRICARE North contract	0	284,247
Unearned premiums	442,164	158,493
Accounts payable and other liabilities	308,961	402,024

Total current liabilities	1,671,708	1,900,653
Senior notes payable	398,839	398,685
Borrowings under revolving credit facility	145,000	0
Other noncurrent liabilities	217,827	137,939

Total Liabilities	2,433,374	2,437,277

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	0	0
Common stock ($0.001 par value, 350,000 shares authorized; issued 2011-146,725 shares; 2010-145,121 shares )	147	145
Additional paid-in capital	1,270,968	1,221,301
Treasury common stock, at cost (2011-62,180 shares of common stock; 2010-50,474 shares of common stock)	(1,952,068)	(1,626,856)
Retained earnings	2,111,256	2,099,339
Accumulated other comprehensive income	8,101	487

Total Stockholders’ Equity	1,438,404	1,694,416

Total Liabilities and Stockholders’ Equity	$3,871,778	$4,131,693

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						123,839		123,839
Change in unrealized gain on investments, net of tax impact of $16,942							27,495	27,495
Defined benefit pension plans:
Prior service cost and net loss							197	197

Total comprehensive income								151,531

Exercise of stock options and vesting of restricted stock units	815	(9)	1,624					1,615
Share-based compensation expense			27,977					27,977
Tax detriment related to equity compensation plans			(5,551)					(5,551)
Repurchases of common stock				(7,239)	(177,881)			(177,881)

Balance as of September 30, 2010	144,990	$145	$1,214,253	(48,259)	$(1,567,603)	$2,018,935	$27,744	$1,693,474

Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Comprehensive (loss) income:
Net income						11,917		11,917
Change in unrealized gain on investments, net of tax impact of $4,960							7,325	7,325
Defined benefit pension plans:
Prior service cost and net loss							289	289

Total comprehensive income								19,531

Exercise of stock options and vesting of restricted stock units	1,604	2	27,209					27,211
Share-based compensation expense			21,345					21,345
Tax benefit related to equity compensation plans			1,113					1,113
Repurchases of common stock				(11,706)	(325,212)			(325,212)

Balance as of September 30, 2011	146,725	$147	$1,270,968	(62,180)	$(1,952,068)	$2,111,256	$8,101	$1,438,404

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,917	$123,839
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	24,935	25,788
Adjustment to loss on sale of business	(40,822)	(29,628)
Share-based compensation expense	21,345	27,977
Deferred income taxes	(14,400)	(1,497)
Excess tax benefit on share-based compensation	(1,279)	(473)
Asset impairment charges	0	6,000
Net realized gain on investments	(32,320)	(18,623)
Other changes	10,810	(16,322)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	305,568	(100,981)
Other current assets, receivables and noncurrent assets	(70,468)	(5,208)
Amounts receivable/payable under government contracts	26,453	25,623
Reserves for claims and other settlements	(68,987)	(47,278)
Accounts payable and other liabilities	50,445	31,298

Net cash provided by operating activities	223,197	20,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,632,037	908,424
Maturities of investments	148,196	156,201
Purchases of investments	(1,742,649)	(1,039,155)
Sales of property and equipment	0	19
Purchases of property and equipment	(32,136)	(24,998)
Purchase price adjustment on sale of Northeast Health Plans	82,101	(3,874)
(Purchases) sales of restricted investments and other	(9,647)	7,031

Net cash provided by investing activities	77,902	3,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	12,309	1,614
Excess tax benefit on share-based compensation	1,279	473
Repurchases of common stock	(313,440)	(182,319)
Borrowings under revolving credit facility	697,500	100,000
Repayment of borrowings under financing arrangements	(552,500)	(216,771)
Net decrease in checks outstanding, net of deposits	(40,817)	0
Customer funds administered	(79,232)	36,338

Net cash used in financing activities	(274,901)	(260,665)

Net increase (decrease) in cash and cash equivalents	26,198	(236,502)
Cash and cash equivalents, beginning of year	350,138	682,803

Cash and cash equivalents, end of period	$376,336	$446,301

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$16,783	$16,934
Income taxes paid	28,209	47,758

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

On April 1, 2011, we began delivering administrative services under the new Managed Care Support Contract (T-3) for the TRICARE North Region (see Note 2). Under the terms of the T-3 contract, we pay health care costs for our TRICARE members and are later fully reimbursed by the Department of Defense for such payments. Cash flows for such health care cost payments and reimbursements are presented as Customer funds administered within cash flows from financing activities in the consolidated statements of cash flows for the nine months ended September 30, 2011. Similarly, cash flows related to the catastrophic reinsurance subsidy, the low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program, which are also accounted for under deposit accounting, are presented as Customer funds administered for the nine months ended September 30, 2011 and 2010. Prior to the quarterly reporting period ended September 30, 2011, such cash flows related to the catastrophic reinsurance subsidy, the low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program had been presented within cash flows from operating activities in the consolidated statements of cash flows. This reclassification had no impact on our net earnings or balance sheets as previously reported. In addition, certain items presented in the operating cash flow section of the consolidated statements of cash flows for the nine months ended September 30, 2010 have been reclassified within the operating cash flow section. This reclassification had no impact on our operating cash flows, net earnings or balance sheets as previously reported.

2.    SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $5.1 million as of September 30, 2011 and $45.9 million as of December 31, 2010. These amounts were classified as accounts payable and other liabilities in the consolidated balance sheets, and the changes in these amounts have been reflected in the line item net decrease in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method, and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if the Company may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, management assesses whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and nine months ended September 30, 2011 and 2010, we did not recognize any losses from other-than-temporary impairments. See Note 4 to our consolidated financial statements for additional information regarding our investments.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed rate borrowings was $416.0 million and $401.2 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of our variable rate borrowings under our revolving credit facility was $145.0 million as of September 30, 2011, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. There were no borrowings outstanding under our revolving credit facility as of December 31, 2010. See Note 6 for additional information regarding our financing arrangements.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts segment (Government Contracts) with premiums and fees associated with this customer and, to a much lesser extent, state and local government contracts, accounting for 100% of our Government Contracts revenue. In addition, the federal and state governments are significant customers of our Western Region Operations segment (Western Region Operations) as a result of our contracts with the Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals and our contract with the U.S. Department of Health Services for coverage of Medi-Cal eligible individuals.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized appreciation (depreciation) after tax on investments available-for-sale, and prior service cost and net loss related to our defined benefit pension plan.

Accumulated other comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Investments:
Unrealized gains on investments available-for-sale as of July 1 and January 1	$6.0	$17.2	$5.3	$1.0
Net change in unrealized gains (losses) on investments available-for-sale	3.1	16.3	(13.7)	39.7
Reclassification of unrealized losses (gains) to earnings	3.5	(5.0)	21.0	(12.2)

Unrealized gains on investments available for sale as of September 30	12.6	28.5	12.6	28.5

Defined benefit pension plans:
Prior service cost and net loss amortization as of July 1 and January 1	(4.6)	(0.8)	(4.8)	(0.9)
Net change in prior service cost and net loss amortization	0.1	0.1	0.3	0.2

Prior service cost and net loss amortization as of September 30	(4.5)	(0.7)	(4.5)	(0.7)

Accumulated other comprehensive income	$8.1	$27.8	$8.1	$27.8

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

Common stock equivalents arising from dilutive stock options, RSUs and PSUs are computed using the treasury stock method. For the three and nine months ended September 30, 2011, 1,199,000 and 1,420,000 shares of dilutive common stock equivalents were outstanding, respectively. For the three and nine months ended September 30, 2010, 955,000 and 937,000 shares of dilutive common stock equivalents were outstanding, respectively.

Options, RSUs and PSUs to purchase an aggregate of 2,853,000 and 2,165,000 shares of common stock, during the three and nine months ended September 30, 2011, respectively, and 2,595,000 and 2,615,000 shares of common stock, during the three and nine months ended September 30, 2010, respectively, were considered anti-dilutive and were not included in the computation of diluted earnings per share. Outstanding options expire at various times through April 2019.

In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new $300 million stock repurchase program (2011 stock repurchase program). The remaining authorization under our 2011 stock repurchase program as of September 30, 2011 was $147.1 million. See Note 5 for more information regarding our 2010 and 2011 stock repurchase programs.

Goodwill and Other Intangible Assets

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of September 30, 2011 and December 31, 2010	$605.9	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2011:
Provider networks	$40.5	$(33.3)	$7.2	19.4
Customer relationships and other	29.5	(15.1)	14.4	11.1

	$70.0	$(48.4)	$21.6

As of December 31, 2010:
Provider networks	$40.5	$(32.6)	$7.9	19.4
Customer relationships and other	29.5	(13.2)	16.3	11.1

	$70.0	$(45.8)	$24.2

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2011 for our Western Region Operations reporting unit, and no impairment was identified. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.

During the three months ended June 30, 2010, we performed our annual impairment test and determined that the implied value of the Northeast Operations reporting unit’s goodwill was zero. As a result, we recorded an impairment charge of $6 million for the total carrying value of the Northeast Operations’ goodwill during the nine months ended September 30, 2010.

Estimated annual pretax amortization expense for other intangible assets for the current year and each of the next four years ending December 31 is as follows (dollars in millions):

Year	Amount
2011	$3.5
2012	3.4
2013	3.4
2014	2.8
2015	2.6

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2011 and December 31, 2010, the restricted cash and cash equivalents balances totaled $0.8 million and $0.4 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.7 million and $25.8 million as of September 30, 2011 and December 31, 2010, respectively, and are included in investments available-for-sale.

Subsequent Accounting for the Northeast Sale

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 3) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc.,

Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We were required to continue to serve the members of the Acquired Companies under United Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members either transitioned to a legacy United entity or did not renew. On July 1, 2011, we terminated the United Administrative Services Agreements following the completion of the membership transition. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement was terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations reportable segment (Northeast Operations) includes the operations of the businesses that provided administrative services pursuant to the United Administrative Services Agreements prior to the termination of the United Administrative Services Agreements on July 1, 2011, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment (see Note 3).

Under the United Administrative Services Agreements, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognized the revenue that we earned from providing these administrative services in the period these services were provided, and we reported such revenue in the line item, Northeast administrative services fees and other income, in our consolidated statements of operations. Also included in Northeast administrative services fees and other income was the amortization of the value of services provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue was amortized and recorded as Northeast administrative services fees and other income using a level of effort approach. During the three months ended September 30, 2011 and 2010, $0 and $9.6 million, respectively, and during the nine months ended September 30, 2011 and 2010, $2.7 million and $36.7 million, respectively, were amortized from deferred revenue and recorded as Northeast administrative services fees and other income.

In addition, we were entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss), and in the first quarter of 2011, we received $7 million related to our share of the profit associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. As part of the Northeast Sale, we also retained certain financial responsibilities for the Acquired Companies, subject to specified adjustments for the period beginning on December 11, 2009 and ending on July 1, 2011. Accordingly, the Northeast administrative services fees and other income included a quarterly net payment (QNP) paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represented the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We reported expenses we incurred in providing these administrative services as a separate line item, Northeast administrative services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United was required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewals). This membership transition was completed on July 1, 2011. In connection with contingent membership renewals, we recorded as an adjustment to the loss on sale of the Northeast health plan subsidiaries $(0.3) million and $40.8 million in the three and nine months ended September 30, 2011, respectively, and $21.5 million and $29.6 million in the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, no amounts were due from United in connection with contingent membership renewals.

With the termination of the United Administrative Services Agreements on July 1, 2011, we estimated and recorded the final QNP of $19.7 million in the second quarter of 2011. As of September 30, 2011, the final QNP was adjusted down by $8.2 million to an estimated $11.5 million. At this time, we have substantially completed the QNP review process.

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

T-3 TRICARE Contract

On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the United States Department of Defense’s (DoD) previous TRICARE contract in the North Region, which ended on March 31, 2011.

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

We provide various types of administrative services under the contract, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements plus fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.

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

Therefore, we recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable.

The contract includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

The transition-in process for the T-3 contract began in the second quarter of 2010. We had deferred transition-in costs of $43.8 million, which began amortizing on April 1, 2011 on a straight-line basis, and we had related deferred revenues of $52.5 million, which are being amortized over the customer relationship period. Fulfillment costs associated with the T-3 contract are expensed as incurred.

Revenues and expenses associated with the T-3 contract are reported as part of Government Contracts revenues and Government Contracts expenses in the consolidated statements of operations and included in the Government Contracts reportable segment.

The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $569.4 million and $991.0 million for the three and nine months ended September 30, 2011, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-08, Intangibles- Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The objective of this ASU is to simplify how entities test goodwill for impairment. Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. If the carrying amount exceeds the fair value, then the second step is to measure the amount of the impairment loss. The amendments in this ASU improve previous guidance by expanding upon the examples of events and circumstances that should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU No. 2011-08 to have a material impact on our financial condition or results of operations.

3.    SEGMENT INFORMATION

Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services plans through the TRICARE program and other health care-related government contracts. For the nine months ended September 30, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements.

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

We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of the reportable segments by our chief operating decision maker. In addition, certain costs, including those related to our operations strategy and corporate overhead cost reduction efforts, as well as asset impairments, are reported as part of Corporate/Other.

Our segment information is as follows:

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2011
Revenues from external sources	$2,599.7	$175.9	$11.0	$0	$2,786.6
Intersegment revenues	3.0	0	0	(3.0)	0
Segment pretax income (loss)	$74.2	$48.1	$(18.5)	$(4.6)	$99.2
Three Months Ended September 30, 2010
Revenues from external sources	$2,482.7	$860.7	$50.1	$0	$3,393.5
Intersegment revenues	17.9	0	0	(17.9)	0
Segment pretax income (loss)	$71.4	$47.2	$(7.8)	$(8.6)	102.2
Nine Months Ended September 30, 2011
Revenues from external sources	$7,830.1	$1,222.0	$36.9	$0	$9,089.0
Intersegment revenues	8.9	0	0	(8.9)	0
Segment pretax income (loss)	$183.2	$146.2	$(44.5)	$(196.1)	$88.8
Nine Months Ended September 30, 2010
Revenues from external sources	$7,521.4	$2,522.1	$208.5	$(5.5)	$10,246.5
Intersegment revenues	43.0	0	0	(43.0)	0
Segment pretax income (loss)	$170.2	$126.7	$(54.8)	$(35.4)	$206.7

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Commercial premium revenue	$1,494.8	$1,415.4	$4,465.9	$4,238.6
Medicare premium revenue	699.9	732.7	2,226.4	2,290.4
Medicaid premium revenue	387.7	309.8	1,066.9	915.6

Total Western Region Operations health plan services premiums	2,582.4	2,457.9	7,759.2	7,444.6

Total Northeast Operations health plan services premiums	0	13.0	2.3	61.2

Total health plan services premiums	$2,582.4	$2,470.9	$7,761.5	$7,505.8

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

As of September 30, 2011 and December 31, 2010, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$675.8	$10.1	$(0.8)	$685.1
U.S. government and agencies	38.8	0.1	0	38.9
Obligations of states and other political subdivisions	530.6	13.8	(0.3)	544.1
Corporate debt securities	391.0	2.9	(5.1)	388.8
Other securities	0	0	0	0

	$1,636.2	$26.9	$(6.2)	$1,656.9

Noncurrent:
Corporate debt securities	$3.0	$0	$(0.4)	$2.6

	December 31, 2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$642.3	$8.1	$(2.2)	$648.2
U.S. government and agencies	103.6	0.1	(0.4)	103.3
Obligations of states and other political subdivisions	533.2	2.1	(8.1)	527.2
Corporate debt securities	374.5	11.8	(1.8)	384.5
Other securities	0	0	0	0

	$1,653.6	$22.1	$(12.5)	$1,663.2

Noncurrent:
Obligations of states and other political subdivisions	$10.5	$0	$(1.7)	$8.8

As of September 30, 2011, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Current:
Due in one year or less	$44.5	$44.5
Due after one year through five years	541.7	543.0
Due after five years through ten years	285.2	292.0
Due after ten years	89.0	92.3
Asset-backed securities	675.8	685.1
Other securities	0	0

Total current investments available-for-sale	$1,636.2	$1,656.9

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Noncurrent:
Due after one year through five years	$0.5	$0.5
Due after five years through ten years	2.5	2.1

Total noncurrent investments available-for-sale	$3.0	$2.6

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2011 were $434.2 million and $1,632.0 million, respectively. Gross realized gains and losses totaled $7.9 million and $2.5 million, respectively, for the three months ended September 30, 2011, and $37.2 million and $4.9 million, respectively, for the nine months ended September 30, 2011. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2010 were $248.4 million and $908.4 million, respectively. Gross realized gains and losses totaled $7.7 million and $0, respectively, for the three months ended September 30, 2010, and $20.3 million and $1.6 million, respectively, for the nine months ended September 30, 2010.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position at September 30, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Current:
Asset-backed securities	$123.3	$(0.7)	$2.2	$(0.1)	$125.5	$(0.8)
U.S. government and agencies	9.9	0	0	0	9.9	0
Obligations of states and other political subdivisions	52.8	(0.3)	0	0	52.8	(0.3)
Corporate debt securities	222.8	(5.1)	0	0	222.8	(5.1)
Other securities	0	0	0	0	0	0

	$408.8	$(6.1)	$2.2	$(0.1)	$411.0	$(6.2)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position at September 30, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Corporate debt securities	$2.6	$(0.4)	$0	$0	$2.6	$(0.4)

The following table shows the number of individual securities included in our current investments that have been in a continuous loss position at September 30, 2011:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	43	2	45
U.S. government and agencies	1	0	1
Obligations of states and other political subdivisions	20	1	21
Corporate debt securities	111	0	111
Other securities	0	0	0

	175	3	178

The following table shows the number of individual securities included in our noncurrent investments that have been in a continuous loss position at September 30, 2011:

	Less than 12 Months	12 Months or More	Total
Corporate debt securities	3	0	3

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

5.    STOCK REPURCHASE PROGRAM

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the nine months ended September 30, 2011, we repurchased 4.9 million shares of our common stock for aggregate consideration of approximately $149.8 million under our 2010 stock repurchase program. As of September 30, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception at an average price of $27.80 per share for aggregate consideration of $300 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. Subject to the approval of our Board of Directors, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of stock repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.

During the three and nine months ended September 30, 2011, we repurchased 5.2 million shares and 6.0 million shares, respectively, of our common stock for aggregate consideration of approximately $125.8 million and $152.9 million, respectively, under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of September 30, 2011 was $147.1 million.

6.    FINANCING ARRANGEMENTS

Revolving Credit Facility

As of September 30, 2011, $145 million was outstanding under our $900 million five-year unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto, and the maximum amount available for borrowing under the revolving credit facility was $694.8 million (see “—Letters of Credit” below). The revolving credit facility was scheduled to mature on June 25, 2012. Due to the refinancing of our revolving credit facility as described below, we have classified the balance outstanding as of September 30, 2011 as long-term debt.

In October 2011, we entered into a new $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the new credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of the new credit facility to refinance our obligations under our previous revolving credit facility.

The interest rate payable on the new credit facility is based on the consolidated leverage ratio of the Company as defined in the new credit facility; however, until the Company delivers a compliance certificate for the fiscal quarter ending March 31, 2012, the Company will pay, at the Company’s option, either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the new credit facility) for a one-month interest period plus one percent) plus an applicable margin of 87.5 basis points or (b) the Eurodollar Rate plus an applicable margin of 187.5 basis points. Following the Company’s delivery of a compliance certificate for the fiscal quarter ending March 31, 2012, the applicable margins are subject to adjustment according to our consolidated leverage ratio, as specified in the new credit facility.

Our new revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio.

Our new revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by the Company or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the new credit facility) in a manner that could reasonably be expected to result in a material adverse effect; certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries which are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the new revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

Letters of Credit

Pursuant to the terms of each of our previous revolving credit facility and our new revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2011 and December 31, 2010, we had outstanding letters of credit of $60.2 million and $249.1 million, respectively, resulting in a maximum amount available for borrowing under our previous revolving credit facility of $694.8 million and $650.9 million, respectively.

Termination of Amortizing Financing Facility

On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, we recorded a $3.5 million pretax early debt extinguishment charge in the nine months ended September 30, 2010.

Senior Notes

In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2011, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.8 million as of September 30, 2011 and $398.7 million as of December 31, 2010, respectively.

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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of September 30, 2011
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$0	$546.3	$0	$0	$546.3
Commercial mortgage-backed securities	0	97.8	0	0	97.8
Other asset-backed securities	0	41.0	0	0	41.0
U.S. government and agencies:
U.S. Treasury securities	25.5	13.4	0	0	38.9
U.S. Agency securities	0	0	0	0	0
Obligations of states and other political subdivisions	0	543.9	0	0.2	544.1
Corporate debt securities	0	388.8	2.6	0	391.4
Other securities	0	0	0	0	0

Total investments at fair value	$25.5	$1,631.2	$2.6	$0.2	$1,659.5

Embedded contractual derivative	0	0	0	1.5	1.5

Total assets at fair value	$25.5	$1,631.2	$2.6	$1.7	$1,661.0

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

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2011 and 2010. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance on July 1 and January 1	$10.7	$10.0	$9.9	$10.0
Transfers into Level 3	0	0	0	0
Transfers out of Level 3	0	0	0	0
Total gains and losses
Realized in net income	(2.4)	0	(2.4)	0
Unrealized in accumulated other comprehensive income	0	0	0	0
Purchases, sales, issuances and settlements
Purchases/additions	0.7	0	1.5	0
Sales	(7.3)	(0.1)	(7.3)	(0.1)
Issuances	0	0	0	0
Settlements	0	0	0	0

Ending balance	1.7	$9.9	1.7	$9.9

Change in unrealized gains (losses) included in net income related to assets still held	$0	$0	$0	$0

We had no financial assets or liabilities that were fair valued on a non-recurring basis during the three and nine months ended September 30, 2011.

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

The changes in the balances of Level 3 financial assets that are fair valued on a non-recurring basis for the three and nine months ended September 30, 2010 were as follows (dollars in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Beginning Northeast Operations’ goodwill balance on July 1 and January 1	$0	$6.0
Impairment related to Northeast Operations	0	(6.0)

Ending Northeast Operations’ goodwill balance	$0	$0

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

On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the Central District of California), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the Eastern District of California), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco (San Francisco County Superior Court) and the U.S. District Court for the Central District of California. The consolidated amended complaint in the federal action pending in the Eastern District of California is filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also names IBM as a defendant. It seeks to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and seeks statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion, which is pending before the court, to dismiss the consolidated complaint.

The other federal court proceeding was instituted on July 7, 2011 in the Superior Court of California, County of Riverside and is brought on behalf of a putative nationwide class of all former and current members affected by this incident, and seeks to state similar claims against us, as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. On August 26, 2011, the plaintiff filed a motion to remand the case to state court. That motion was granted on September 30, 2011. On October 10, 2011, we filed an application for leave to appeal the remand order to the United States Court of Appeals for the Ninth Circuit, which remains pending. We have not yet filed a response to the complaint in this action.

The San Francisco Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of the Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling.

We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care, the California Department of Insurance, the California Attorney General, the Connecticut Attorney General, the Connecticut Department of Insurance, and the Office of Civil Rights of the U.S. Department of Health and Human Services.

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

In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.

We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against us, substantial non-economic or punitive damages are being sought.

We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages, present novel legal theories, involve disputed facts, represent a shift in regulatory policy, involve a large number of parties, claimants or regulatory bodies, are in the early stages of the proceedings, or could result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described above in this Note 8 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 8 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

9.    CREDIT QUALITY OF FINANCING RECEIVABLES

As of September 30, 2011 and December 31, 2010, our financing receivables consisted of the following (amounts in millions):

	September 30, 2011	December 31, 2010
Amounts due for contingent membership renewals	$0	$33.8
Loans to health care providers	7.1	13.6

Amounts due for contingent membership renewals arose from the Northeast Sale (see Note 2). United was required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based on a formula set forth in the Stock Purchase Agreement to the extent such amounts exceeded the initial minimum payment of $60 million that United made to us at closing. This membership transition was completed on July 1, 2011. The receivable amount accrued as of December 31, 2010 was received in March 2011. The receivable amount as of June 30, 2011 was received in September 2011. Loans to health care providers are made from time to time to provide funding to certain health care providers and are generally due within twelve months from the time of the loan.

These financing receivables are considered past due if the required principal payments have not been received as of the date such payments were due. We do not accrue interest on these financing receivables, and interest income is recognized only to the extent any such cash payments are received. We had no past due financing receivables as of September 30, 2011 and December 31, 2010. Financing receivables are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal payments. Impairment is evaluated in total for smaller-balance receivables of a similar nature and on an individual receivable basis for other larger receivables. If a receivable is impaired, a specific valuation allowance is established. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. We had no impaired receivables as of September 30, 2011 and December 31, 2010.

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

The allowance for possible bad debt is a reserve established through a bad debt provision charged to general and administrative expense, which represents our best estimate of probable losses that have been incurred within the existing receivables. The allowance, in our judgment, is necessary to reserve for estimated bad debt and risks inherent in the receivables. Our allowance for bad debt methodology is based on historical loss experience by type of credit and internal risk assessment, with adjustments for current events and conditions. The allowance for bad debt was not material as of September 30, 2011 and December 31, 2010.

10.    INCOME TAXES

The effective income tax rate was 37.7% and 38.7% for the three months ended September 30, 2011 and 2010, respectively, and 86.6% and 40.1% for the nine months ended September 30, 2011 and 2010, respectively. We were previously a defendant in two related litigation matters (the AmCareco litigation) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries which merged into Health Net, Inc. in January 2001. During the quarter ended June 30, 2011, we fully satisfied the entirety of a judgment relating to the AmCareco litigation, paying a total of $181.3 million to the three receivers, inclusive of all accrued interest and court costs. Our net income per diluted share for the nine months ended September 30, 2011 decreased by $1.72 due to the charges related to this judgment. The change in the effective income tax rate from 2010 is primarily the result of the decision rendered in 2011 in the AmCareco litigation. The decision resulted in deferred tax assets of $51.1 million for which realization is uncertain and as such, a valuation allowance for the full amount was established as of March 31, 2011.

11.    SUBSEQUENT EVENTS

$600 Million Revolving Credit Facility

On October 24, 2011, the Company entered into a new $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, the Company has the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. The interest rate payable on the credit facility is based on the consolidated leverage ratio of the Company as defined in the credit facility; however, until the Company delivers a compliance certificate for the fiscal quarter ending March 31, 2012, the Company will pay, at the Company’s option, either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the credit facility) for a one-month interest period plus one percent) plus an applicable margin of 87.5 basis points or (b) the Eurodollar Rate plus an applicable margin of 187.5 basis points. Following the Company’s delivery of a compliance certificate for the fiscal quarter ending March 31, 2012, the applicable margins are subject to adjustment according to our consolidated leverage ratio, as specified in the credit facility. The Company utilized proceeds of the initial borrowing on the closing date of the credit facility to refinance our existing unsecured revolving credit facility obligation. See Note 6 under the heading “Revolving Credit Facility” for additional information on our new credit facility.

New Legislation

On October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The California Department of Health Care Services has preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. While there is uncertainty regarding the implementation of AB 97 and the immediate effect of the recently approved elements on the Company is unclear, we believe that the approved reductions in provider payments will result in a premium reduction from the Medi-Cal business conducted in our California health plan. In addition, our ability to obtain health care cost recoveries from providers relating to any implemented rate cuts could affect the financial results of our California health plan. However, due to the uncertainty regarding the final implementation of AB 97, as of the date of the filing of this report we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS

The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate” and “intend” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011 and this Form 10-Q, and the risks discussed in our other filings from time to time with the SEC.

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

OVERVIEW

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare Advantage, stand-alone Prescription Drug Plan (“PDP”) products, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 5.0 million individuals in all 50 states, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.0 million medical members (including PDP members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3”) for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.0 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. We also provide behavioral health services to military families under the Department of Defense Military Family Life Counseling (“MFLC”) contract, which is included in our Government Contracts segment.

Prior to its conclusion on March 31, 2011, our previous TRICARE contract for the North Region was included in our Government Contracts segment. Under our previous TRICARE contract for the North Region, we provided health care services to approximately 3.1 million MHS eligible beneficiaries, including 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided ASO.

For the six months ended June 30, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements. For additional information on the Transitioning HNL Members, the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2 to our consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.”

How We Measure Our Profitability

Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care costs and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (“G&A”) and selling expenses. In addition, factors such as state and federal health care reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers or our ability to appropriately adjust our premiums, may impose further risks to our ability to profitably underwrite our business, and may have a material impact on our business, financial condition or results of operations.

We measure our Western Region Operations reportable segment profitability based on medical care ratio (“MCR”) and pretax income. The MCR is calculated as health plan services expense divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of our MCR and pretax income.

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

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements plus fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on our T-3 contract.

Under our previous TRICARE contract for the North Region, Government Contracts revenue was made up of two major components: health care and administrative services. The health care component included revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (“IBNR”) expenses for which we were at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompassed fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government Contracts revenue and expenses included the impact from underruns and overruns relative to our target cost under the applicable contracts.

We measure our Northeast Operations segment profitability based on pretax income. The pretax income is calculated as Northeast Operations segment total revenues, including Northeast administrative services fees, less Northeast segment total expenses, including Northeast administrative services expenses. Under the United Administrative Services Agreements, which terminated on July 1, 2011, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. Administrative services fees were recognized as revenue in the period services were provided. Upon the termination of the United Administrative Services Agreements, Claims Servicing Agreements became effective with United and certain of its affiliates pursuant to which we continue to adjudicate run out claims and perform limited other administrative services. For additional information on the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2 to our consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.” See “—Results of Operations—Northeast Operations Reportable Segment Results” for a calculation of our pretax income.

Health Care Reform Legislation

During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers that may not be deductible for income tax purposes, including a health insurer fee on fully insured premiums and an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), limiting Medicare Advantage payment rates, increasing mandated benefits, eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increasing restrictions on coverage rescissions, prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members, limiting the ability of health plans to vary premiums based on assessments of underlying risk, limiting the amount of compensation paid to health insurance executives that is tax deductible, expanding regulations that govern premium rate increase requests, in addition to requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescinding coverage, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement of certain of the provisions was postponed until July 1, 2011 and a subset of those again until January 1, 2012. Additional provisions were effective in 2011, including medical loss ratio definitions and reporting requirements. Others, such as the Summary of Benefits and Coverage (“SBC”) provisions outlined in a proposed rule published in the Federal Register on August 22, 2011, are effective in 2012 but may be delayed pending issuance of a final rule. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. The amount that we will be required to pay for these fees and taxes is expected to increase our effective tax rate in future periods. However, we are unable to estimate the amount of these fees and excise taxes or the increase in our effective tax rate because guidance for the calculations has not been issued. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues, enrollment and premium growth in certain products and market segments and the cost of operating our business. For example, the new legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, increase the amount of certain taxes and fees we pay, impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs), require premium rate review in certain market segments, and require premium rebates in the event minimum medical loss ratios are not met. It is possible that we will be required to pay an immaterial amount in rebates with respect to our 2011 business. We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise reducing general and administrative expenses. Because of the magnitude, scope and complexity of the new legislation, we also need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. Moreover, there are numerous steps required to implement this new legislation, with clarifying regulations and other guidance expected over several years.

Additional guidance on certain other provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections, rate review of unreasonable rates in the individual and small group markets including coverage sold to, or through associations and most recently on Accountable Care Organizations (“ACOs”) but we are still awaiting further final guidance on a number of key topics such as essential health benefits, the calculation of the health insurer fee, and federal criteria for participation in state-based exchanges (Notices of Proposed Rulemaking were issued by HHS on July 15, 2011 regarding the establishment of exchanges and standards for states related to reinsurance, risk corridors and risk adjustment as well as on August 17, 2011 to provide guidance on the eligibility determination process related to enrollment in a qualified health plan, advance payments of the premium tax credit, cost-sharing reductions, Medicaid, the Children’s Health Insurance Program (“CHIP”) and participation in the Small Business Health Options Program) among others. The final ACO rules are intended to create incentives for health care providers to work together to treat an individual across different care settings. The impact of these new rules on the healthcare market and the role to be played by health plans in the operation of ACOs remains to be determined. Though the federal government has issued final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

In addition to new federal regulations, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that exceed the federal health care reform requirements, such as prior approval of rates. Some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. This could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This legislation also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. In early 2011, a majority of the U.S. House of Representatives voted in favor of repealing the federal health care reform legislation. A similar proposal was voted on by the U.S. Senate, but failed by a vote of 47 to 51. Most of the bills proposed to repeal or replace certain provisions of ACA do not have bipartisan and bicameral support, and are not expected to be signed into law by the current President. However, earlier this year the President signed legislation that repeals the ACA provision which would have required businesses to file 1099 tax forms for purchases over $600. The President also signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. In addition, it is expected that the constitutionality of the individual mandate and ACA itself ultimately will be decided by the U.S. Supreme Court. On September 28, 2011 the U.S. Department of Justice filed a petition for certiorari asking the U.S. Supreme Court to consider the constitutionality of the ACA by reviewing the prior ruling of the U.S. Court of Appeals for the Eleventh Circuit that the individual mandate is unconstitutional. Also on September 28, 2011 two other petitions for certiorari were submitted to the U.S. Supreme Court challenging the constitutionality of the ACA, one by the 26 states that have challenged the constitutionality of the ACA and the other by the National Federation of Independent Business.

Additionally, in California, the ongoing state budget deficits continue to threaten funding for the current Medicaid program and CHIP, and the future expansion of these programs authorized by federal health care reform is uncertain.

Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the legislation will impact our business. To date, the legislation has not had a material adverse impact on our business, financial results and results of operations. However, in the future, depending in part on the ultimate requirements of the legislation, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, federal and state governmental authorities also are considering additional legislation and regulations that could negatively impact us. Among other potential new laws and regulations, state regulators are considering new requirements that would restrict our ability to implement changes to our premium rates. On May 19, 2011, HHS issued a final rule providing that HHS will perform rate reviews for states that are determined by HHS not to have an “effective review process” in place for proposed premium rate increases. Arizona is one of the states determined by HHS not to have “effective review processes” currently in place. These changes could, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates, and we have begun to experience greater scrutiny by regulators of proposed increases to our premium rates. In addition, state regulators could impose standards that are more stringent than those required under the ACA. For example, earlier this year, the California Department of Insurance passed emergency regulations requiring immediate compliance with the ACA minimum medical loss ratio requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. We cannot predict whether additional legislation or regulations will be enacted at the federal and state levels, and if they are, what provisions they will contain or what effect they will have on us. As a result, additional federal and state legislation and regulations could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Recent Developments

$600 Million Revolving Credit Facility

In October 2011, we entered into a new $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized the proceeds of the initial borrowing on the closing date of the credit facility to refinance our existing unsecured revolving credit facility obligation. See Note 6 to our consolidated financial statements under the heading “Revolving Credit Facility” for additional information on our new credit facility.

New Legislation

On October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The California Department of Health Care Services has preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. While there is uncertainty regarding the implementation of AB 97 and the immediate effect of the recently approved elements on the Company is unclear, we believe that the approved reductions in provider payments will result in a premium reduction from the Medi-Cal business conducted in our California health plan. In addition, our ability to obtain health care cost recoveries from providers relating to any implemented rate cuts could affect the financial results of our California health plan. However, due to the uncertainty regarding the final implementation of AB 97, as of the date of the filing of this report we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,582,385	$2,470,939	$7,761,488	$7,505,764
Government contracts	175,845	860,697	1,221,987	2,522,095
Net investment income	15,188	19,466	64,114	55,955
Administrative services fees and other income	2,174	5,487	6,979	16,180
Northeast administrative services fees and other	10,976	36,863	34,446	146,524

Total revenues	2,786,568	3,393,452	9,089,014	10,246,518

Expenses
Health plan services (excluding depreciation and amortization)	2,223,471	2,134,701	6,737,083	6,509,148
Government contracts	127,884	814,385	1,080,864	2,397,673
General and administrative	233,632	225,929	879,022	710,403
Selling	58,110	59,021	176,372	174,426
Depreciation and amortization	7,154	8,659	24,935	25,788
Interest	7,783	8,150	23,641	26,795
Northeast administrative and claims services expenses	29,043	61,878	119,123	215,707
Adjustment to loss on sale of Northeast health plan subsidiaries	315	(21,457)	(40,822)	(29,628)
Asset impairment	0	0	0	6,000
Early debt extinguishment charge	0	0	0	3,532

Total expenses	2,687,392	3,291,266	9,000,218	10,039,844

Income from operations before income taxes	99,176	102,186	88,796	206,674
Income tax provision	37,364	39,503	76,879	82,835

Net income	$61,812	$62,683	$11,917	$123,839

Net income per share:
Basic	$0.71	$0.64	$0.13	$1.25
Diluted	$0.70	$0.64	$0.13	$1.24

For the three and nine months ended September 30, 2011, we reported net income of $61.8 million or $0.70 per diluted share and net income of $11.9 million or $0.13 per diluted share, respectively, as compared to net income of $62.7 million or $0.64 per diluted share and $123.8 million or $1.24 per diluted share, respectively, for the same periods in 2010. Pretax margins were 3.6 percent and 1.0 percent for the three and nine months ended September 30, 2011, respectively, compared to 3.0 percent and 2.0 percent for the same periods in 2010, respectively.

Our total revenues decreased 17.9 percent in the three months ended September 30, 2011 to $2.8 billion from $3.4 billion in the same period in 2010 and decreased 11.3 percent in the nine months ended September 30, 2011 to $9.1 billion from $10.2 billion in the same period in 2010. This decrease is primarily driven by the decline in our Government Contracts revenue due to the impact of the T-3 contract for the TRICARE North Region. Health plan services premium revenues increased by approximately 4.5 percent to $2.6 billion and by approximately 3.4 percent to $7.8 billion in the three and nine months ended September 30, 2011, respectively, compared with $2.5 billion and $7.5 billion in the three and nine months ended September 30, 2010, respectively. Health plan services expenses increased from $2.1 billion in the three months ended September 30, 2010 to $2.2 billion in the three months ended September 30, 2011, and increased from $6.5 billion in the nine months ended September 30, 2010 to $6.7 billion in the nine months ended September 30, 2011. Investment income decreased to $15.2 million and increased to $64.1 million in the three and nine months ended September 30, 2011, respectively, compared with $19.5 million and $56.0 million in the three and nine months ended September 30, 2010, respectively.

Our Government Contracts revenues decreased by approximately 79.6 percent in the three months ended September 30, 2011 to $175.8 million from $860.7 million in the same period of 2010, and by approximately 51.5 percent in the nine months ended September 30, 2011 to $1.2 billion from $2.5 billion in the same period of 2010. The decline in our Government contracts revenue is due to the change from our prior contract for the TRICARE North Region to our T-3 contract for the TRICARE North Region that commenced on April 1, 2011. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment.”

We were previously a defendant in two related litigation matters (the “AmCareco litigation”) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries which merged into Health Net, Inc. in January 2001. During the quarter ended June 30, 2011, we fully satisfied the entirety of a judgment relating to the AmCareco litigation, paying a total of $181.3 million to the three receivers, inclusive of all accrued interest and court costs. Our net income per diluted share for the nine months ended September 30, 2011 decreased by $1.72 due to the charges related to this judgment. Our operating results for the nine months ended September 30, 2011 were impacted by a $181 million pretax, or $158 million after-tax, charge incurred in connection with the AmCareco litigation. These charges were recorded as part of our G&A expenses. In addition, our operating results for the three months ended September 30, 2011 were impacted by pretax costs of $4.7 million related to our cost management initiatives, and our operating results for the nine months ended September 30, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries, partially offset by pretax costs of $18.7 million related to our cost management initiatives.

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

Days Claims Payable

Days claims payable (“DCP”) for the third quarter of 2011 was 36.1 days compared with 39.0 days in the third quarter of 2010. On an adjusted basis (adjusting to exclude capitation, provider and other claim settlements and Medicare Advantage-Prescription Drug (“MAPD”) and stand-alone PDP payables/costs), DCP in the third quarter of 2011 was 51.7 days compared with 53.6 days in the third quarter of 2010. Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP.

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

	Three Months Ended September 30,
	2011	2010
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$873.0	$904.4
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Payables	(92.2)	(130.0)

(2) Reserve for Claims and Other Settlements—Adjusted	$780.8	$774.4
(3) Health Plan Services Cost	$2,223.5	$2,134.7
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Costs	(833.7)	(804.4)

(4) Health Plan Services Cost—Adjusted	$1,389.8	$1,330.3
(5) Number of Days in Period	92	92
(1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	36.1	39.0
(2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	51.7	53.6

Income Tax Provision

Our income tax expense and the effective income tax rate for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Income tax expense	$37.4	$39.5	$76.9	$82.8
Effective income tax rate	37.7%	38.7%	86.6%	40.1%

The effective income tax rate differs from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2011 and September 30, 2010 due to state income taxes and tax-exempt investment income. In addition, during the nine months ended September 30, 2011, the effective income tax rate was impacted by the effect of a valuation allowance against deferred tax assets established as a result of the decision rendered in 2011 in the AmCareco litigation (see “—Consolidated Results” for additional information regarding the AmCareco litigation). Also, during the nine months ended September 30, 2010, the effective income tax rate included an adjustment for the impairment of non-deductible goodwill that did not recur in the same period in 2011.

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

Western Region Operations Segment Membership (in thousands)

	September 30, 2011	September 30, 2010	Increase/ (Decrease)	% Change
California
Large Group	837	844	(7)	(0.8)%
Small Group and Individual	318	351	(33)	(9.4)%

Commercial Risk	1,155	1,195	(40)	(3.3)%
Medicare Advantage	124	133	(9)	(6.8)%
Medi-Cal/Medicaid	988	896	92	10.3%

Total California	2,267	2,224	43	1.9%

Arizona
Large Group	76	53	23	43.4%
Small Group and Individual	61	39	22	56.4%

Commercial Risk	137	92	45	48.9%
Medicare Advantage	40	49	(9)	(18.4)%

Total Arizona	177	141	36	25.5%

Oregon (including Washington)
Large Group	50	52	(2)	(3.8)%
Small Group and Individual	41	46	(5)	(10.9)%

Commercial Risk	91	98	(7)	(7.1)%
Medicare Advantage	39	39	0	0%

Total Oregon (including Washington)	130	137	(7)	(5.1)%

Total Health Plan Enrollment
Large Group	963	949	14	1.5%
Small Group and Individual	420	436	(16)	(3.7)%

Commercial Risk	1,383	1,385	(2)	(0.1)%
Medicare Advantage	203	221	(18)	(8.1)%
Medi-Cal/Medicaid	988	896	92	10.3%
Medicare PDP (stand-alone)	381	432	(51)	(11.8)%

	2,955	2,934	21	0.7%

Total Western Region Operations enrollment at September 30, 2011 was approximately 3.0 million members, an increase of 0.7 percent compared with enrollment at September 30, 2010. Total enrollment in our California health plans increased by 1.9 percent to approximately 2.3 million members from September 30, 2010 to September 30, 2011.

Western Region Operations commercial enrollment was flat at approximately 1.4 million members as of September 30, 2010 and 2011. Enrollment in our large group segment increased by 1.5 percent or 14,000 members to 963,000 members at September 30, 2011. Enrollment in our small group and individual segment in the Western Region Operations decreased by 3.7 percent, from 436,000 members at September 30, 2010 to 420,000 members at September 30, 2011, consistent with the overall weak employment levels. Membership in our tailored network products increased by 44.9 percent, or 134,000 members, from September 30, 2010 to September 30, 2011. As of September 30, 2011, tailored network products accounted for 31.2 percent of our Western Region Operations commercial enrollment compared with 21.5 percent at September 30, 2010. For additional information on our tailored network products, see Part I, Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations of the Form 10-K.

Enrollment in our Medicare Advantage plans in the Western Region Operations at September 30, 2011 was 203,000 members, a decrease of 8.1 percent compared with September 30, 2010. The decline in Medicare Advantage membership was due to a loss of 9,000 members in Arizona and 9,000 members in California. Membership in our stand-alone Medicare PDP products was 381,000 at September 30, 2011, an 11.8 percent decrease compared with September 30, 2010. This decline in Medicare membership was primarily driven by our inability to enroll new members due to the sanctions imposed against us by CMS.

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage and stand-alone PDP products. These sanctions related to our compliance with certain Medicare rules and regulations. On August 1, 2011, CMS lifted the sanctions, and we resumed marketing our Medicare Advantage and stand-alone PDP products and enrolling beneficiaries with effective dates on or after September 1, 2011. While we could not enroll new members into these products until CMS lifted these sanctions, the enrollment status of our existing members, including Medicare Advantage and stand-alone PDP members, was not impacted by the sanctions. During the period of the sanctions, we continued to provide benefits to and serve our existing Medicare Advantage and stand-alone PDP members. CMS continues to prohibit our stand-alone PDP products from receiving auto-assignment of low income subsidy (“LIS”) eligible Medicare beneficiaries under CMS’ LIS auto-assignment process. However, LIS members can make their own choice to enroll in our products during the annual enrollment period, or in the month they become eligible for PDP coverage.

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medi-Cal enrollment increased by 92,000 members or 10.3 percent to 988,000 members as of September 30, 2011 compared with September 30, 2010. We attribute the increase in Medicaid enrollment to an increase in the Medicaid-eligible population due to continuing high unemployment and depressed economic conditions, as well as the addition of approximately 22,000 new members during the three months ended September 30, 2011 from California’s Seniors and Persons with Disabilities (“SPD”) program. On November 2, 2010, CMS approved California’s Section 1115 Medicaid waiver proposal, which among other things authorized mandatory enrollment of SPDs (also referred to as the aged, blind and disabled) in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment began in June, 2011 and will continue to be phased in over a twelve month period.

Our subsidiary, Health Net of California, Inc. (“HN California”), participates in CHIP, which, in California, is known as the Healthy Families program. Commencing with the 2011-12 Healthy Families benefit year that starts October 1, 2011, HN California will no longer offer the Healthy Families EPO product. As a result, approximately 1,500 Healthy Families EPO members will transition to other carriers in the counties we serve with this product. In addition, HN California no longer offers the Healthy Families HMO in Marin County, California, resulting in approximately 580 members being transitioned to other carriers.

Western Region Operations Segment Results

The following table summarizes the operating results for our Western Region Operations segment for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,582,372	$2,457,977	$7,759,145	$7,444,617
Investment income	15,188	19,240	64,043	55,141
Administrative services fees and other income	2,174	5,487	6,979	21,594

Total revenues	2,599,734	2,482,704	7,830,167	7,521,352
Health plan services	2,223,430	2,122,005	6,736,604	6,476,062
General and administrative	229,081	214,286	685,816	650,862
Selling	58,085	58,267	176,175	171,742
Depreciation and amortization	7,154	8,585	24,923	25,654
Interest	7,783	8,150	23,456	26,795

Total expenses	2,525,533	2,411,293	7,646,974	7,351,115

Income from operations before income taxes	74,201	71,411	183,193	170,237
Income tax provision	27,004	26,974	67,350	64,320

Net income	$47,197	$44,437	$115,843	$105,917

Pretax margin	2.9%	2.9%	2.3%	2.3%
Commercial premium yield	5.1%	7.2%	5.2%	8.3%
Commercial premium PMPM (d)	$359.96	$342.63	$357.35	$339.80
Commercial health care cost trend	3.2%	5.2%	4.0%	7.5%
Commercial health care cost PMPM (d)	$305.08	$295.73	$305.19	$293.32
Commercial MCR (e)	84.8%	86.3%	85.4%	86.3%
Medicare Advantage MCR (e)	90.7%	89.4%	90.2%	88.7%
Medicare PDP (stand-alone) MCR (e)	78.4%	64.6%	91.0%	84.2%
Medicaid MCR (e)	86.0%	87.9%	85.4%	87.8%
Health plan services MCR (a)	86.1%	86.3%	86.8%	87.0%
G&A expense ratio (b)	8.9%	8.7%	8.8%	8.7%
Selling costs ratio (c)	2.2%	2.4%	2.3%	2.3%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.
(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare PDP (stand-alone) or Medicaid health care cost divided by commercial, Medicare Advantage, Medicare PDP (stand-alone) or Medicaid premiums, as applicable.

Revenues

Total revenues in the Western Region Operations increased 4.7 percent to $2.6 billion for the three months ended September 30, 2011 and increased 4.1 percent to $7.8 billion for the nine months ended September 30, 2011, compared to the same periods in 2010. Health plan services premiums in the Western Region Operations increased 5.1 percent to $2.6 billion for the three months ended September 30, 2011 and increased 4.2 percent to $7.8 billion for the nine months ended September 30, 2011, compared to the same periods in 2010.

Investment income in the Western Region Operations decreased to $15.2 million for the three months ended September 30, 2011 from $19.2 million for the same period in 2010 due to lower realized gains in the quarter. Investment income in the Western Region Operations increased to $64.0 million for the nine months ended September 30, 2011 from $55.1 million for the same period in 2010 due to an increase in realized gains taken in the first half of the year.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $2.2 billion and $6.7 billion for the three and nine months ended September 30, 2011, respectively, compared to $2.1 billion and $6.5 billion for the three and nine months ended September 30, 2010, respectively.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields per member per month (“PMPM”) increased by 5.1 percent to approximately $360 during the three months ended September 30, 2011 compared to an increase of 7.2 percent to approximately $343 during the same period of 2010, and increased by 5.2 percent to approximately $357 during the nine months ended September 30, 2011 compared to an increase of 8.3 percent to approximately $340 for the same period of 2010.

Commercial health care costs PMPM in the Western Region Operations increased by 3.2 percent to approximately $305 during the three months ended September 30, 2011 compared to an increase of 5.2 percent to approximately $296 during the same period of 2010, and increased by 4.0 percent to approximately $305 during the nine months ended September 30, 2011 compared to an increase of 7.5 percent to approximately $293 during the same period of 2010.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 86.1 percent and 86.8 percent for the three and nine months ended September 30, 2011, respectively, compared with 86.3 and 87.0 percent for the three and nine months ended September 30, 2010, respectively.

The Western Region Operations commercial MCR was 84.8 percent and 85.4 percent for the three and nine months ended September 30, 2011, respectively, compared with 86.3 percent for each of the three and nine months ended September 30, 2010. The 150 basis point reduction for the three months ended September 30, 2011 and the 90 basis point reduction for the nine months ended September 30, 2011 are primarily due to the expansion of our tailored network products resulting in lower medical costs.

The Medicare Advantage MCR in the Western Region Operations was 90.7 percent and 90.2 percent for the three and nine months ended September 30, 2011, respectively, compared with 89.4 percent and 88.7 percent for the three and nine months ended September 30, 2010, respectively. The Medicare PDP (stand-alone) MCR was 78.4 percent and 91.0 percent for the three and nine months ended September 30, 2011, respectively, compared with 64.6 percent and 84.2 percent for the same periods in 2010. These increases are due to the adverse effect of enrollment declines.

The Medicaid MCR was 86.0 percent and 85.4 percent for the three and nine months ended September 30, 2011, respectively, compared with 87.9 percent and 87.8 percent for the three and nine months ended September 30, 2010, respectively. These decreases are due to an increase in the premium yield outpacing the increase in the Medicaid health care cost trend.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $229.1 million and $685.8 million for the three and nine months ended September 30, 2011, respectively, compared with $214.3 million and $650.9 million for the three and nine months ended September 30, 2010, respectively. The G&A expense ratio increased from 8.7 percent for the three months ended September 30, 2010 to 8.9 percent for the three months ended September 30, 2011. The G&A expense ratio increased from 8.7 percent for the nine months ended September 30, 2010 to 8.8 percent for the nine months ended September 30, 2011.

Selling expense in our Western Region Operations was $58.1 million and $176.2 million for the three and nine months ended September 30, 2011, respectively, compared with $58.3 million and $171.7 million for the three and nine months ended September 30, 2010, respectively. The selling costs ratio was 2.2 percent and 2.3 percent for the three and nine months ended September 30, 2011, respectively, compared with 2.4 percent and 2.3 percent for the three and nine months ended September 30, 2010, respectively.

Interest expense was $7.8 million and $23.5 million for the three and nine months ended September 30, 2011, respectively, compared with $8.2 million and $26.8 million for the three and nine months ended September 30, 2010, respectively. The year over year decline is due to the retirement of our amortizing financing facility in May 2010 (see “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information), offset by higher borrowings under our revolving credit facility.

Government Contracts Reportable Segment

On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.0 million MHS eligible beneficiaries as of September 30, 2011.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements plus fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.

As a result of the award of the T-3 contract for the TRICARE South Region, responsibility for the delivery of services for the Fort Campbell area of Kentucky and Tennessee was realigned from the TRICARE North Region to the TRICARE South Region. This realignment was expected and, as a result, effective April 1, 2012 we will no longer be responsible for servicing the approximately 116,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. We do not believe the impact of this realignment will be material to our consolidated results of operations.

As of September 30, 2010, under our previous TRICARE contract for the North Region which expired on March 31, 2011, we provided health care services to approximately 3.1 million MHS eligible beneficiaries. Included in the 3.1 million eligible beneficiaries were 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided administrative services only.

In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in eight states covering approximately 18,000 enrollees and provide behavioral health services to military families under the DoD MFLC contract. Counseling services under the MFLC contract began on April 1, 2007 and are contracted through June 30, 2012. On December 13, 2010, the DoD issued a Request for Proposals (“RFP”) for the follow-on MFLC contract with an anticipated award date of August 31, 2011 and services expected to commence in March 2012, after a six month transition period. The DoD has requested an extension of all proposals into December 2011, thereby likely extending the beginning of service delivery under the new contract beyond March, 2012.

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Government contracts revenues	$175,845	$860,697	$1,221,987	$2,522,095
Government contracts costs	127,707	813,524	1,075,808	2,395,426

Income from operations before income taxes	48,138	47,173	146,179	126,669
Income tax provision	19,509	19,332	59,239	51,877

Net income	$28,629	$27,841	$86,940	$74,792

Government contracts revenues decreased by $684.9 million, or 79.6 percent, for the three months ended September 30, 2011 and by $1.3 billion, or 51.5 percent, for the nine months ended September 30, 2011 as compared to the same periods in 2010. Government contracts costs decreased by $685.8 million, or 84.3 percent for the three months ended September 30, 2011 and by $1.3 billion, or 55.1 percent for the nine months ended September 30, 2011 as compared to the same periods in 2010. These declines were primarily due to the impact of the new T-3 contract for the TRICARE North Region, under which health care costs and related reimbursements are excluded from our consolidated statement of operations as a result of moving from a risk-based contract to a cost reimbursement plus fixed fee contract.

Northeast Operations Reportable Segment Results

The following table summarizes the operating results for the Northeast Operations segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Health plan services premiums	$13	$12,962	$2,343	$61,147
Investment income	0	226	71	814
Administrative services fees and other income	0	0	0	46
Northeast administrative services fees and other	10,976	36,863	34,446	146,524

Total revenues	10,989	50,051	36,860	208,531
Health plan services	213	12,696	951	54,719
General and administrative	(12)	3,872	1,705	13,716
Selling	25	754	197	2,684
Depreciation and amortization	0	74	12	134
Interest	0	0	185	0
Northeast administrative and claims services expenses	29,043	61,878	119,123	215,707
Adjustment to loss on sale of Northeast health plan subsidiaries	315	(21,457)	(40,822)	(29,628)
Asset impairment	0	0	0	6,000

Total expenses	29,584	57,817	81,351	263,332

Loss from operations before income taxes	(18,595)	(7,766)	(44,491)	(54,801)
Income tax benefit	(7,236)	(3,090)	(22,473)	(19,426)

Net loss	$(11,359)	$(4,676)	$(22,018)	$(35,375)

The Northeast Operations segment had approximately $11.0 million and $50.1 million in total revenues in the three months ended September 30, 2011 and 2010, respectively, which represent less than 1 percent and approximately 1 percent of our total revenues for the three months ended September 30, 2011 and 2010, respectively. The Northeast Operations segment had approximately $36.9 million and $208.5 million in total revenues in the nine months ended September 30, 2011 and 2010, respectively, which represent less than 1 percent and approximately 2 percent of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. The Northeast Operations segment had a pretax loss of $(18.6) million and $(44.5) million for the three and nine months ended September 30, 2011, respectively, compared to a pretax loss of $(7.8) million and $(54.8) million for the three and nine months ended September 30, 2010, respectively. Our operating results for the three and nine months ended September 30, 2011 were impacted by a $0.3 million unfavorable adjustment to loss on sale of our Northeast health plan subsidiaries, and a $40.8 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries, respectively. Our operating results for the nine months ended September 30, 2010 were impacted by a $6.0 million goodwill impairment reduced by a $29.6 million adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the adjustment to loss on sale of our Northeast health plan subsidiaries.

The Northeast Operations segment had $13,000 and $13.0 million of health plan services premiums for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $12.7 million of health plan services costs for the three months ended September 30, 2011 and 2010, respectively. The Northeast Operations segment had $2.3 million and $61.2 million of health plan services premiums for the nine months ended September 30, 2011 and 2010, respectively, and $1.0 million and $54.7 million of health plan services costs for the nine months ended September 30, 2011 and 2010, respectively. The United Administrative Services Agreements terminated effective July 1, 2011, and at that time we entered into Claims Servicing Agreements pursuant to which we adjudicate run out claims and provide limited other administrative services to United and its affiliates. The revenues and expenses associated with providing services under the United Administrative Services Agreements and the Claims Servicing Agreements were $11.0 million and $29.0 million for the three months ended September 30, 2011, respectively, and $34.4 million and $119.1 million for the nine months ended September 30, 2011, respectively. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $36.9 million and $61.9 million for the three months ended September 30, 2010, respectively, and $146.5 million and $215.7 million for the nine months ended September 30, 2010, respectively, and they are shown separately in the accompanying consolidated statements of operations.

The decreases in the revenues and expenses in the Northeast Operations segment in 2011 from 2010 reflect the ongoing run-out and wind-down of the Acquired Companies. For additional information on the United Administrative Services Agreements, the Claims Servicing Agreements and the ongoing run out and wind-down of the Acquired Companies, see Note 2 to the consolidated financial statements.

Corporate/Other

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
	(Dollars in thousands)
Costs included in health plan services costs	$(172)	$0	$(472)	$(21,633)
Costs included in government contract costs	177	861	5,056	2,247
Costs included in G&A	4,563	7,771	191,501	45,825
Early debt extinguishment and related interest rate swap termination	0	0	0	8,992

Loss from operations before income taxes	(4,568)	(8,632)	(196,085)	(35,431)
Income tax benefit	(1,913)	(3,713)	(27,237)	(13,936)

Net loss	$(2,655)	$(4,919)	$(168,848)	$(21,495)

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our operating results for the three months ended September 30, 2011 were impacted by $4.7 million in pretax costs related to our cost management initiatives, reduced by a $0.2 million benefit from a litigation reserve true-up. Our operating results for the nine months ended September 30, 2011 were impacted by a $181 million pretax charge related to the decision rendered in the AmCareco litigation and $18.7 million in pretax costs related to our cost management initiatives. See “—Consolidated Results” for more information regarding the decision rendered in the AmCareco litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

Market and Economic Conditions

The current state of the global economy and market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix or products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.

Cash and Investments

As of September 30, 2011, the fair value of our investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $2.6 million, or less than 1% of the total investments available-for-sale as of September 30, 2011. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality fixed-income securities, substantially all of which are investment grade, while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining an expected total return on invested funds.

Our investment holdings are currently comprised of investment grade securities with an average rating of “AA-” and “Aa3” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of September 30, 2011, our investment portfolio included $685.1 million, or 41.3% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also included $544.1 million, or 32.8% of our portfolio holdings of obligations of state and other political subdivisions as of September 30, 2011.

We had gross unrealized losses of $6.6 million as of September 30, 2011, and $14.1 million as of December 31, 2010. Included in the gross unrealized losses as of September 30, 2011 and December 31, 2010 are $0.4 million and $1.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairments were recognized during the three and nine months ended September 30, 2011 or 2010.

Liquidity

We believe that expected cash flow from operating activities any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, and for acquisitions and other strategic transactions. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $134.9 million as of September 30, 2011 and $121.0 million as of December 31, 2010. The receivable from the Department of Health Services related to our California Medicaid business was $83.2 million as of September 30, 2011 and $112.3 million as of December 31, 2010. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $206.1 million as of September 30, 2011 and $266.5 million as of December 31, 2010. The timing of collection of such receivables is impacted by the government’s budget process and can extend for periods beyond a year.

During the nine months ended September 30, 2011, we paid approximately $181 million related to the AmCareco litigation judgment with borrowings from our revolving credit facility. For additional information on the AmCareco judgment, see “—Results of Operations—Consolidated Results” above.

Operating Cash Flows

Our net cash flow provided by operating activities for the nine months ended September 30, 2011 compared to the same period in 2010 is as follows:

	September 30, 2011	September 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash provided by operating activities	$223.2	$20.5	$202.7

The increase of $202.7 million in operating cash flow is primarily due to the following:

•	Receipt of $293 million in Medicare prepayments, and

•	$133 million from our previous TRICARE North Region contract wind-down and T-3 contract transition-in payments,

•	partially offset by $181 million in payments related to the AmCareco litigation judgment.

Investing Activities

Our net cash flow provided by investing activities for the nine months ended September 30, 2011 compared to the same period in 2010 is as follows:

	September 30, 2011	September 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash provided by investing activities	$77.9	$3.6	$74.3

Net cash provided by investing activities increased during the nine months ended September 30, 2011 primarily due to an $86 million increase in cash received related to the Northeast Sale offset by a $7.1 million increase in the purchases of property and equipment and $4.6 million increase in net purchases of available-for-sale and other investments.

Financing Activities

Our net cash flow used in financing activities for the nine months ended September 30, 2011 compared to the same period in 2010 is as follows:

	September 30, 2011	September 30, 2010	Change 2011 over 2010
	(Dollars in millions)
Net cash used in financing activities	$(274.9)	$(260.7)	$(14.2)

Net cash used in financing activities increased during the nine months ended September 30, 2011 by $14.2 million as compared to the nine months ended September 30, 2010 due to a $131.1 million increase in stock repurchases and $115.6 million decrease in cash from customer funds administered offset by a $261.8 million net increase in borrowings.

See “—Capital Structure” below for additional information regarding our share repurchases, our revolving credit facility and the termination of our amortizing financing facility.

Capital Structure

Our debt-to-total capital ratio was 27.4 percent as of September 30, 2011 compared with 19.0 percent as of December 31, 2010. This increase was driven by a decrease in stockholders’ equity as a result of share repurchases and an increase in debt due to increased borrowings under our revolving credit facility.

Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the nine months ended September 30, 2011, we repurchased 4.9 million shares of our common stock for aggregate consideration of approximately $149.8 million under our 2010 stock repurchase program. As of September 30, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception in March 2010 at an average price of $27.80 per share for aggregate consideration of $300.0 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. During the three and nine months ended September 30, 2011, we repurchased 5,173,700 shares and 6,043,700 shares, respectively, of our common stock for aggregate consideration of approximately $125.8 million and $152.9 million, respectively, under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of September 30, 2011 was $147.1 million. For additional information on our 2010 stock repurchase program and 2011 stock repurchase program, see Note 5 to our consolidated financial statements.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations as of September 30, 2011:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b), (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b), (c)
January 1—January 31	1,211,977	(d)	$28.31	$34,315,821	1,211,720	$115,497,448
February 1—February 28	1,330,412	(d)	29.95	39,847,861	587,890	$97,853,713
March 1—March 31	1,714,865	(d)	30.73	52,705,924	1,713,100	$45,203,916
April 1—April 30	1,401,031		32.26	45,203,895	1,401,031	$0
May 1—May 31	210,000		31.41	6,595,827	210,000	$293,404,173
June 1—June 30	660,083	(d)	31.05	20,493,637	660,000	$272,913,180
July 1—July 31	601,711	(d)	30.67	18,451,871	600,000	$254,512,389
August 1—August 31	2,886,993	(d)	22.80	65,837,276	2,885,800	$188,702,874
September 1—September 30	1,688,787	(d)	24.66	41,650,466	1,687,900	$147,074,210

	11,705,859	(d)	27.77	$325,102,578	10,957,441

(a)	During the nine months ended September 30, 2011, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. The 2010 stock repurchase program was completed in April 2011.
(c)	On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased. Our 2011 stock repurchase program does not have an expiration date. Accordingly, during the nine months ended September 30, 2011, we did not have any repurchase program that expired or was terminated, other than our 2010 stock repurchase program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of RSUs, stock options and other equity awards.

Revolving Credit Facility. As of September 30, 2011, $145.0 million was outstanding under our $900 million five-year unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto, and the maximum amount available for borrowing under the revolving credit facility was $694.8 million (see “—Letters of Credit” below). The revolving credit facility was scheduled to mature on June 25, 2012. Due to the refinancing of our revolving credit facility as described below, we have classified the balance outstanding as of September 30, 2011 as long-term debt.

In October 2011, we entered into a new $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the new credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of the new credit facility to refinance our obligations under our previous revolving credit facility.

The interest rate payable on the new credit facility is based on the consolidated leverage ratio of the Company as defined in the new credit facility; however, until the Company delivers a compliance certificate for the fiscal quarter ending March 31, 2012, the Company will pay, at the Company’s option, either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the new credit facility) for a one-month interest period plus one percent) plus an applicable margin of 87.5 basis points or (b) the Eurodollar Rate plus an applicable margin of 187.5 basis points. Following the Company’s delivery of a compliance certificate for the fiscal quarter ending March 31, 2012, the applicable margins are subject to adjustment according to our consolidated leverage ratio, as specified in the new credit facility.

Our new revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements which restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio.

Our new revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by the Company or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the new credit facility) in a manner that could reasonably be expected to result in a material adverse effect; certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against the Company and/or our subsidiaries which are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the new revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.

Letters of Credit

Pursuant to the terms of each of our previous revolving credit facility and our new revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2011 and December 31, 2010, we had outstanding letters of credit of $60.2 million and $249.1 million, respectively, resulting in a maximum amount available for borrowing under our previous revolving credit facility of $694.8 million and $650.9 million, respectively. As of November 2, 2011, we had $220.0 million in borrowings outstanding under our new revolving credit facility.

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

Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2011, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2011, all of our active health plans and insurance subsidiaries met their respective regulatory requirements in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory capital and surplus or net worth. The minimum statutory capital and surplus or net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Historically, we generally managed our aggregate regulated subsidiary capital above 300% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries. At September 30, 2011, our aggregate regulated subsidiary capital was approximately 400% of ACL.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At September 30, 2011, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2011, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 2, 2011.

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

CONTRACTUAL OBLIGATIONS

Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2010 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarter ended March 31, 2011 and our Form 10-Q for the quarter ended June 30, 2011. During the three months ended September 30, 2011, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Qs.

In October 2011, we entered into a new $600 million unsecured revolving credit facility due in October 2016, and utilized proceeds of the initial borrowing on the closing date of the new credit facility to refinance our obligations under our previous revolving credit facility. Amounts outstanding under our new revolving credit facility will bear variable interest rates as specified in the new revolving credit facility. See “Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility” for additional information. Our contractual obligations under the new revolving credit facility as of November 2, 2011 were as follows:

	October 1, 2011 to December 31, 2011	2012	2013	2014	2015	Thereafter	Total
	(Dollars in Millions)
Draw on revolving credit facility (1)	$0	$0	$0	$0	$0	$220.0	$220.0
Interest on revolving credit facility (1)	0.9	6.4	5.1	7.1	8.9	8.4	36.8

(1)	See “Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2011 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(45.1) million
1%	$(23.0) million
(1)%	$23.8 million
(2)%	$48.6 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$25.4 million
1%	$12.7 million
(1)%	$(12.7) million
(2)%	$(25.4) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in the completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

A description of the legal proceedings to which the Company and its subsidiaries are a party is contained under the heading “Legal Proceedings” in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011, which could materially affect our business, financial condition, results of operations or future results. The risks described in the Form 10-K, as updated by our quarterly report on Form 10-Q for the quarter ended March 31, 2011 and this Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA. of the Form 10-K.

The reimbursement rates we receive from federal and state governments relating to our government health care coverage programs are subject to risk.

Approximately 50% of our total revenues for the nine months ended September 30, 2011 relate to federal, state and local government health care coverage programs, such as TRICARE, Medicare and Medicaid programs. These programs involve certain risks, as described in Item 1.A. Risk Factors “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

In addition, on October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The California Department of Health Care Services has preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. While there is uncertainty regarding the implementation of AB 97 and the immediate effect of the recently approved elements on the Company is unclear, we believe that the approved reductions in provider payments will result in a premium reduction from the Medi-Cal business conducted in our California health plan. In addition, our ability to obtain health care cost recoveries from providers relating to any implemented rate cuts could affect the financial results of our California health plan. However, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

Furthermore, on August 2, 2011, the Budget Control Act of 2011 was enacted in order to increase the federal government’s debt limit and reduce the federal deficit. The Budget Control Act establishes a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (the “Joint Select Committee”). The Joint Select Committee is tasked with proposing legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021. Reductions in Medicare and Medicaid spending could be included as part of these deficit reduction measures. If the Joint Select Committee does not pass such legislation by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin on January 1, 2013 and will be split evenly between domestic and defense spending. Medicare would be subject to these automatic spending reductions, subject to a 2% cap. All parts of the Medicare program, including Medicare Advantage, would be subject to these cuts, but it is unclear at this time how they would be applied. If Medicare reimbursement rates from the federal government are cut, it could have an adverse impact on our Medicare business. For additional information on the risks associated with our Medicare program, see “Item 1.A. Risk Factors—Medicare programs represent a significant portion of our business and are subject to risk.”

If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels. Despite the security measures we have in place to ensure compliance with applicable laws and regulations, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to security incidents including computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber attack, misplaced or lost data, programming and/or human errors or other similar events. For example, in January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We subsequently commenced an investigation of the contents of the unaccounted for server drives, including a detailed forensic review by computer experts, and determined that certain of these unaccounted for drives contain personal health information (PHI) and other personally identifiable information relating to certain individuals. We reported the loss to authorities and notified affected individuals. This matter is under review by various regulatory authorities. In addition, we, and our third party vendor, are currently party to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to be affected by this incident. See “Item 1.A. Risk Factors—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for additional information about these actions and the associated risks.

A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. In the past, parties have attempted to circumvent our security systems and we have experienced attacks on our systems such as disruptive internet requests being targeted at us. While we currently expend significant resources to protect against cyber attacks and security breaches and have no evidence to suggest that such attacks have resulted in a breach of our systems, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Further, any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our members during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventive measures.

Noncompliance with any privacy laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential member information, whether by us, one of our business associates or another third party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security incident could be substantial.

Our businesses are subject to laws and significant government rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.

Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations have occurred. Regulatory agencies, such as the California Department of Managed Health Care, the Centers for Medicare and Medicaid Services, the U.S. Department of Health & Human Services’ Office of Civil Rights and state departments of insurance, have imposed substantial fines and/or penalties against us and restricted our business activities in the past, and may impose substantial fines and/or penalties against us and restrict our business activities in the future if they determine that we have not complied with applicable laws, rules, and regulations. For example, effective November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, Medicare Advantage Prescription Drug and stand-alone PDP plans. For additional information on the suspension of our Medicare marketing and enrollment activities, see “Item 1.A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations and financial condition and cash flows.” in our Annual Report on Form 10-K for the year ended December 31, 2010. As we have members in various states across the country and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations could force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform Legislation” and “—The reimbursement rates we receive from federal and state governments relating to our government health care coverage programs are subject to risk.” Further, individual Health Net associates may violate these laws, rules, and regulations, notwithstanding our internal policies and compliance programs. See “Item 1.A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses, or that legislative or regulatory changes will not have a material adverse effect on us.

As a federal and state government contractor, we are subject to U.S. and state government oversight. The government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. We are also subject to the Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery

Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. and state government contracting, including dependence upon Congressional or legislative appropriation and allotment of funds. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or the number of our members, increase costs or adversely affect our ability to bring new products to market as forecasted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. Our 2010 stock repurchase program was completed in April 2011. On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program for the repurchase of up to $300 million of our outstanding common stock. The remaining authorization under our 2011 stock repurchase program as of September 30, 2011 was $147.1 million.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
*10.1	Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Form 8-K filed with the Commission on October 28, 2011).

*10.2	Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

*10.3	Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

*10.4	Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (2) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements.

*	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)

Date: November 8, 2011	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Form 8-K filed with the Commission on October 28, 2011).

*10.2	Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

*10.3	Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

*10.4	Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (2) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010, (4) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (5) Condensed Notes to Consolidated Financial Statements.

*	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.