Form 10-K
period 2011-12-31
HEALTH NET INC
filed 2012-02-27
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was $2,845,009,708 (which represents 88,657,205 shares of Common Stock held by such non-affiliates multiplied by $32.09, the closing sales price of such stock on the New York Stock Exchange on June 30, 2011).

The number of shares outstanding of the registrant’s Common Stock as of February 21, 2012 was 82,836,834 (excluding 65,277,475 shares held as treasury stock).

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2011.

HEALTH NET, INC.

PART I

Item 1. Business.

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We operate and conduct our businesses through subsidiaries of Health Net, Inc. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 5.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

We were incorporated in 1990. Our current operations are the result of the April 1, 1997 merger transaction (the “FHS Combination”) involving Health Systems International, Inc. (“HSI”) and Foundation Health Corporation. We changed our name to Health Net, Inc. in November 2000. Prior to the FHS Combination, we were the successor to the business conducted by Health Net of California, Inc., now our HMO subsidiary in California, and HMO and PPO networks operated by QualMed, Inc., which combined with us in 1994 to create HSI.

Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.

We make available free of charge on or through our Internet web site, www.healthnet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Relations by telephone at (818) 676-6000.

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

Western Region Operations Segment

Our Western Region Operations segment includes the operations of our commercial, Medicare (including Medicare Part D stand-alone Prescription Drug Plans or “PDP”) and Medicaid health plans as well as the operations of our health and life insurance companies, primarily in Arizona, California, Oregon and Washington, and the operations of our behavioral health and pharmaceutical services subsidiaries in several states, including Arizona, California and Oregon. As of December 31, 2011, we had approximately 2.6 million risk members and approximately 0.4 million PDP members in our Western Region Operations segment.

Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to create affordable and tailored customer solutions by (i) seeking to provide product offerings that both anticipate and respond to current and emerging market demands; (ii) pursuing innovative provider relationships that effectively manage the cost of care; and (iii) building alliances with other stakeholders in the health care system to identify and implement changes to help improve the quality and accessibility of the health care system. The pricing of our products is designed to reflect the varying costs of health care based on the benefit alternatives in our products. Our health plans offer members coverage for a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package, which allows employers and members to select their desired coverage from a variety of alternatives. Our principal commercial health care products are as follows:

•

HMO Plans: Our health maintenance organization or HMO plans offer comprehensive benefits for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. We offer HMO plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she selects a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services, including making referrals to participating network specialists. In California, participating providers are typically contracted through medical groups and independent physician associations. In those cases, enrollees in HMO plans are generally required to secure specialty professional services from physicians in the group, as long as such services are available from group physicians. A significant majority of our California membership is in HMO plans.

•

PPO Plans: Our preferred provider organization or PPO plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and co-payments or coinsurance.

•

POS Plans: Our point of service or POS plans blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower co-payments (particularly within the medical group), but also have coverage, generally at higher co-payment or coinsurance levels, for services received outside the network.

In the past several years, continuing weak economic conditions in the United States and, in particular, California, have driven a renewed interest in the managed care model. The weak economy has caused customers (both individuals and employer groups) to make health insurance purchasing decisions based on “value versus choice.” Customers are increasingly choosing health plans that offer the best financial value over a health plan that offers a broader network at a higher premium. Health Net has developed and is selling products using high quality tailored networks to meet this need. These tailored network products use provider networks that share our commitment to quality health care combined with affordability for our members. These products also incorporate benefit levels that ensure our members have access to the care they need.

We offer tailored network HMO products throughout our Western Region Operations. These networks can be structured in a variety of ways, including a tiered provider option based on cost and quality, products tailored to targeted populations and networks organized in conjunction with a strategic provider partner. For example, our HMO Silver Network is a network of HMO doctors, specialists and hospitals in ten counties in California. Our Salud Con Health NetSM product line is a suite of affordable plans targeting the Latino community. It is our fastest growing tailored network product in our Western Region Operations. Our PremierCareSM HMO is a tailored network built on a new strategic provider partnership with Sutter Health in Northern California. PremierCare provides lower-cost premiums for employers as their employees access medical care through the Sutter Health system of hospitals, primary care physicians and specialists. We have also developed tailored network products with strategic provider partners in Phoenix, Arizona and Portland, Oregon. We have also developed products for key employer groups with a large geographic distribution within a particular state.

We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in these products.

In California, we utilize a “capitation” fee model. Under a capitation fee model, we pay a provider group a fixed amount per member on a regular basis, usually monthly, and the provider group accepts the risk of the frequency and cost of member utilization of professional services. By incentivizing providers to focus on cost management, members are more likely to receive only those services that they actually need rather than extraneous services that drive up costs without any meaningful corresponding health benefit. See “—Provider Relationships” for additional information about our capitation fee arrangements. As of December 31, 2011, approximately 81% of our California commercial membership was enrolled in capitated medical groups. In addition, approximately 99% of our Medicare and 74% of our Medicaid businesses are linked to capitated provider groups.

As of December 31, 2011, with respect to our Western Region Operations segment, 57% of our commercial members were covered by conventional HMO products, 41% were covered by POS and PPO products, and 2% were covered by other related products.

Membership in our tailored network products was approximately 31% of total commercial risk membership as of December 31, 2011, compared with 23% as of December 31, 2010. As of December 31, 2011, more than 46% of our California commercial capitated membership was enrolled in tailored network products.

The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (defined as employer groups with 2 to 50 employees) and individual members, Medicare Advantage members, PDP members and Medicaid members as of December 31, 2011 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	952,610	(a)
Commercial—Small Group & Individual	413,003	(b)
Medicare Advantage	204,912
Medicare PDP	382,396
Medicaid	1,008,915

(a)	Includes 603,870 HMO members, 196,658 POS members, 124,677 PPO members and 27,405 members in other related products.
(b)	Includes 168,402 HMO members, 35,023 POS members, 209,574 PPO members and 4 members in other related products.

As of December 31, 2011, our total membership was comprised of approximately 46% commercial risk, 7% Medicare Advantage, 13% PDP and 34% Medicaid. As of December 31, 2011, our commercial risk enrollment was comprised of approximately 70% large group, 25% small group and 5% individual accounts.

The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2011:

Number of Employer Groups	37,180
Largest Employer Group as % of commercial enrollment	8.8%
10 largest Employer Groups as % of commercial enrollment	23.3%

Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management’s Discussion and Analysis and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for a discussion on changes in our membership levels during 2011.

Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 140,182 as of December 31, 2011. Our Medicare Advantage membership in Arizona was 40,334 as of December 31, 2011. We did not have any Medicaid members in Arizona as of December 31, 2011.

California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), HNL and Health Net Community Solutions, Inc. (“HNCS”). HN California, our California HMO, is one of the largest HMOs in California as measured by total membership and has one of the largest provider networks in California. Our commercial membership in California as of December 31, 2011 was 1,133,608, including 427,174 tailored network members. Our Medicare Advantage membership in California as of December 31, 2011 was 125,428. Our Medicaid membership in California as of December 31, 2011 was 1,008,915 members.

Oregon and Washington. Our Oregon and Washington health plan operations are conducted by our subsidiaries, Health Net Health Plan of Oregon, Inc. (“HNOR”) and HNL. Our commercial membership in Oregon was 80,730, including 671 tailored network members, as of December 31, 2011. Our commercial membership in Washington was 11,093 as of December 31, 2011. Our Medicare Advantage membership in Oregon and Washington was 39,150 as of December 31, 2011. We did not have any Medicaid members in Oregon or Washington as of December 31, 2011.

Medicare Products

We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage, Medicare Part D stand-alone PDP, and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Advantage and PDP programs authorized under Title XVIII of the Social Security Act of 1935, as amended (most recently by the Patient Protection and Affordable Care Act of 2010).

In November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, including Medicare Advantage plans with prescription drug coverage (“MAPD”) and PDP products. These sanctions related to our compliance with certain Medicare rules and regulations. On August 1, 2011, CMS lifted the sanctions, and we resumed marketing our Medicare Advantage, MAPD and PDP products and enrolling beneficiaries with effective dates on or after September 1, 2011. During the period of the sanctions, we continued to provide benefits to and serve our existing Medicare Advantage, MAPD and PDP members. CMS continues to prohibit our PDP products from receiving auto-

assignment of low income subsidy (“LIS”) eligible Medicare beneficiaries under CMS’ LIS auto-assignment process. However, LIS members can make their own choice to enroll in our products during the annual enrollment period, or in the month they become eligible for PDP coverage.

See “Item 1A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for more information about these CMS sanctions.

On January 6, 2012, HNL entered into an Asset Purchase Agreement with Pennsylvania Life Insurance Company (“PDP Buyer”), an affiliate of CVS Caremark Corporation. Pursuant to the Asset Purchase Agreement and subject to the satisfaction or waiver of the conditions set forth therein, HNL will sell to PDP Buyer (the “PDP Asset Sale”) substantially all of the assets, properties and rights of HNL used primarily or exclusively in its PDP business, subject to the assumption by PDP Buyer of certain related liabilities and obligations of HNL as set forth in the Asset Purchase Agreement. Upon the closing of the PDP Asset Sale, HNL will receive a purchase price in cash equal to $400 multiplied by the estimated number of individuals who will be enrolled as members of a PDP plan of HNL as of the closing date (the “PDP Purchase Price”), which is estimated to amount to approximately $160 million. The PDP Purchase Price will be subject to adjustment based on the actual number of enrollees in the PDP plans as of the closing date. Additionally, if the pre-tax cash flow of the PDP business between January 1, 2012 and the closing date reflects a loss of more than $20 million, the PDP Purchase Price will be increased, and if such pretax cash flow reflects a loss of less than $20 million, the PDP Purchase Price will be decreased. Moreover, the PDP Purchase Price will be subject to adjustment to take into account the value as of the closing date of certain net assets related to the PDP business and will also be subject to increase based on the amount of certain prepaid expenses related to the PDP business.

The PDP Asset Sale is subject to a number of closing conditions, including but not limited to the consent of CMS. In addition, the Asset Purchase Agreement contains certain termination rights of HNL and PDP Buyer, respectively, including that either party may terminate the Asset Purchase Agreement if the closing does not occur prior to May 1, 2012. If the Asset Purchase Agreement is terminated for any reason, HNL will be obligated to pay a termination fee of $20 million to PDP Buyer.

The PDP Asset Sale is expected to close in the second quarter of 2012, subject to the applicable closing conditions. HNL and its affiliates will not be permitted to offer PDP plans for one year following the closing, subject to certain exceptions. We will continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.

For a discussion of the risks associated with the PDP Asset Sale, see “Item 1A. Risk Factors—Acquisitions, divestitures and other significant transactions may adversely affect our business.”

Medicare Advantage Products

As of December 31, 2011, we were one of the nation’s largest Medicare Advantage contractors based on membership of 204,912 members. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care services normally covered by Medicare, plus a broad range of health care services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based on the geographic area in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance.

Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 25,414 members through either individual Medicare supplement policies or employer group sponsored coverage, as of December 31, 2011.

We provide Medicare Advantage plans in select counties in Arizona, California, Oregon and Washington. We also provide multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in Arizona and California, chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure) in California, and chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure and diabetes) in Arizona. These plans provide access to additional health care and prescription drug coverage.

Medicare Part D Stand-Alone Prescription Drug Plans

As of December 31, 2011, we had 382,396 PDP members in 49 states (exclusive of New York) and the District of Columbia. We provide PDPs covering basic benefits mandated by Congress, as well as plans providing enhanced coverage with varying degrees of out-of-pocket costs for premiums, deductibles and coinsurance. See above for a discussion of the proposed PDP Asset Sale.

Medicaid and Related Products

We are one of the ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2011, we had 1,008,915 members enrolled in Medi-Cal (California’s Medicaid program) and other California state health programs. To enroll in our California Medicaid products, an individual must be eligible for Medicaid benefits in accordance with California’s regulatory requirements. The State of California’s Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.

Medi-Cal is a public health insurance program which provides health care services for low-income individuals, and is financed by California and the federal government. As of December 31, 2011, through HNCS, we had Medi-Cal operations in twelve California counties: Fresno, Kern, King, Los Angeles, Madera, Orange, Riverside, Sacramento, San Bernardino, San Diego, Stanislaus and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2011, 467,626 of our Medi-Cal members resided in Los Angeles County, representing approximately 54% of our Medi-Cal membership and approximately 46% of our membership in all California state health programs. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. On March 29, 2010, the DHCS executed an amendment to extend our contract for a second 24-month extension period ending March 31, 2012. On December 1, 2011, our contract with DHCS was extended for a third 24-month period ending March 31, 2014.

On November 2, 2010, CMS approved California’s Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of seniors and persons with disabilities (“SPD”) (also referred to as the aged, blind and disabled) in managed care programs to help achieve care coordination and better manage chronic conditions. California’s mandatory SPD enrollment began in June 2011 and will continue to be phased in over a twelve month period. As of December 31, 2011, we had gained approximately 52,000 new Medi-Cal members from California’s SPD program since June 2011.

HN California participates in the Children’s Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2011, there were 136,436 members, including 275 Healthy Kids members, in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and, as of November 1, 2011, range between $4 and $24 per child, up to a maximum of $72 for all children in a family enrolled in the Healthy Families program. California receives two-thirds of the funding for the Healthy Families program from the federal government.

Commencing with the 2011-12 Healthy Families benefit year that started October 1, 2011, HN California no longer offered the Healthy Families exclusive provider organization (EPO) product. As a result, 1,563 Healthy Families EPO members transitioned to other carriers in 2011. In addition, HN California no longer offers the Healthy Families HMO in Marin County, California, resulting in approximately 590 members being transitioned to other carriers in 2011.

On April 14, 2011, the U.S. Department of Health and Human Services announced several initiatives to offer states more flexibility to adopt new practices in order to provide better and more coordinated care for individuals dually eligible for Medicare and Medicaid programs, or “dual eligibles.” California was one of 15 states selected by CMS under one of these initiatives to design a pilot program (the “Dual Eligibles Demonstration Project”) to develop new ways to improve the quality and cost of care of the dual eligible population. DHCS is targeting a launch of its Dual Eligibles Demonstration Project in 2013, and CMS approval will also be required.

Under California’s Dual Eligibles Demonstration Project, DHCS, in partnership with CMS, issued a Request for Solutions (“RFS”) inviting qualified entities to submit a proposal to provide comprehensive health care services to dual eligible individuals. The purpose of the RFS is to identify the applicants with the requisite qualifications and resources who are best suited to meet the needs of the dual eligible population. We submitted a response to the RFS on February 24, 2012.

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

Pharmacy Benefit Management

We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2011, HNPS provided integrated PBM services to approximately 2.7 million Health Net members who have pharmacy benefits, including approximately 587,000 of our Medicare members. In addition, pursuant to the United Administrative Services Agreements (as defined below in “—Northeast Operations Segment”) entered into as part of the Northeast Sale (as defined below in “—Northeast Operations Segment”), HNPS provided PBM services to as many as 66,000 individuals during the first six months of 2011 as the membership was transitioned to United (as defined below in “—Northeast Operations Segment”). For additional information regarding the Northeast Sale, see “—Northeast Operations Segment.”

HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for Health Net members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks (directly and indirectly through a third party vendor), oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans’ disease management programs. In addition, HNPS provides affiliated and unaffiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing, mail order services and pharmacy network services.

Behavioral Health

We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, substance abuse and employee assistance programs (“EAPs”) on an insured and self-funded basis to groups in various states, and these programs and services are included as a standard part of most of our commercial health plans. MHN’s benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. In 2011, MHN continued to implement, administer and monitor the non-medical counseling program for the Department of Defense under the Military Family and Life Consultant program. See “—Government Contracts Segment—Other Department of Defense Contracts” for a description of this contract. MHN also holds contracts with the U.S. Department of State (“State Department”) and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.

MHN’s products and services were provided to approximately 5.0 million individuals as of December 31, 2011, with approximately 134,000 individuals under risk-based programs, approximately 1.8 million individuals under self-funded programs and approximately 3.1 million individuals under EAPs, including those who are also covered under other MHN programs. In 2011, MHN’s total revenues were $341.6 million. Of that amount, $39.8 million represented revenues from business with MHN affiliates and $301.8 million represented revenues from non-affiliate business.

Dental and Vision

We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2011, we made available to our current and prospective members in Arizona and California private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP affiliated companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees. Vision Service Plan serves as the underwriter and administrator for the vision services we provide to our Medi-Cal and Healthy Families vision program enrollees in California.

Government Contracts Segment

Our Government Contracts segment includes our government-sponsored managed care federal contract with the Department of Defense under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. In 2011, we also provided assistance in the transition into the T-3 contract.

Our Government Contracts segment also includes other health care, mental health and behavioral health government contracts that we administer for the Department of Defense and the U.S. Department of Veterans Affairs. Certain components of these contracts are subcontracted to unrelated third parties.

Under government-funded health programs, the government payor typically determines beneficiary fees and provider reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes that may reduce or increase the number of persons enrolled or eligible, or the revenue received by us for our administrative services. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE and other government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

TRICARE

Our wholly-owned subsidiary, Health Net Federal Services, LLC (“HNFS”), administers the T-3 contract with the Department of Defense under the TRICARE program in the North Region. We have been serving the Department of Defense since 1988 under the TRICARE program and its predecessor programs. We believe we have established a solid history of operating performance under our contracts with the Department of Defense. We believe there will be further opportunities to serve the Department of Defense and other governmental organizations, such as the Department of Veterans Affairs, in the future.

The T-3 contract for the TRICARE North Region was awarded to us by the Department of Defense on May 13, 2010 under the TRICARE Program. The transition-in period for the T-3 contract commenced on May 13, 2010, and we began providing services under the T-3 contract on April 1, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of each of Iowa, Missouri and Tennessee. The Fort Campbell area of Kentucky and Tennessee was added to our T-3 North Region contract for the period during which the T-3 contract for the TRICARE South Region had not yet been awarded. As a result of the award of the T-3 contract for the TRICARE South Region, effective April 1, 2012 we will no longer be responsible for servicing the approximately 116,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract.

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

Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra. As of December 31, 2011, there were approximately 1.5 million TRICARE eligible beneficiaries enrolled in TRICARE Prime under our T-3 contract.

The T-3 contract has five one-year option periods, however, the Department of Defense exercised option period 2 (without exercising option period 1), due to the delay of approximately one year in the government’s initial award of the T-3 North Region contract. Accordingly, option period 2 commenced on April 1, 2011, and if all remaining option periods are exercised, the T-3 North Region contract would conclude on March 31, 2015. The T-3 contract services are structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.

For additional information regarding our previous TRICARE contract for the North Region and the T-3 North Region contract, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Other Department of Defense Contracts

In 2007, the Department of Defense awarded MHN the Military and Family Life Consultant Program (“MFLC”), a five-year contract to develop, administer and monitor the non-medical counseling program for service members. The program is designed to deliver short-term situational problem solving counseling, primarily with regard to stress factors inherent in the military lifestyle. Services under the MFLC contract began on April 1, 2007 and the contract period was to continue into February 2012. A recent contract modification extends our provision of contracted services through July 25, 2012. On December 13, 2010, the Department of Defense issued a Request for Proposals for the follow-on MFLC contract, with services expected to commence in February 2012. Proposals were due and submitted to the government in March 2011. Pursuant to later requests by the government, all offerors’ proposals were subsequently extended through March 31, 2012. Further discussions between offerors and the Department of Defense were conducted in February 2012. We anticipate that the Department of Defense will request that final proposal revisions be submitted in March 2012, with a contract award by the second quarter of 2012. The services provided under the MFLC contract are not TRICARE benefits and are provided independently from the services provided under our T-3 contract. For the year ended December 31, 2011, our revenues from the MFLC contract were $259 million. For additional information on the risks associated with our MFLC contract and the pending re-competition of the contract, see “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Veterans Affairs

During 2011, HNFS administered ten contracts with the Department of Veterans Affairs to manage community-based outpatient clinics in eight states. HNFS also administered or supported six other contracts with the Department of Veterans Affairs for 152 Veterans Affairs medical centers for claims repricing and audit services. Total revenues for our Veterans Affairs business were approximately $33.6 million for the year ended December 31, 2011. These revenues are derived from service fees received and have no insurance risk associated with them.

Northeast Operations Segment

On December 11, 2009, we completed the sale (the “Northeast Sale”) to UnitedHealth Group Incorporated (“United”) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in

Connecticut, New Jersey, New York and Bermuda (“Acquired Companies”) that had previously conducted businesses in our Northeast Operations segment. Prior to the Northeast Sale, our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plans, the operations of our HMOs in Connecticut, New York and New Jersey and our New York insurance company. The sale was made pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (“Buyer”) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, HNL, in the states of Connecticut and New Jersey (the “Transitioning HNL Members”). We were required to continue to serve the members of the Acquired Companies under Administrative Services Agreements we entered into with United and certain of its affiliates (the “United Administrative Services Agreements”) until all members were either transitioned to a legacy United entity or did not renew. On July 1, 2011, the United Administrative Services Agreements terminated following the completion of the membership transition.

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

As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement was terminated. With the termination of the United Administrative Services Agreements on July 1, 2011, we estimated and recorded QNP (as defined below) of $50.8 million for the six months ended June 30, 2011. This amount was later revised during the fourth quarter of 2011 to $45.9 million. At this time, we have completed the QNP process. The QNP is a defined term in the Stock Purchase Agreement and represented the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. Under the Stock Purchase Agreement for the Northeast Sale, we are required to indemnify the Buyer and its affiliates for all pre-closing liabilities of the acquired business and for a broad range of excluded liabilities, including liabilities arising out of the acquired business incurred through the winding-up and running-out period of the acquired business.

Subsequent to the Northeast Sale and prior to July 1, 2011, our Northeast Operations reportable segment included the operations of the businesses that provided administrative services pursuant to the United Administrative Services Agreements prior to their termination, as well as the operations of HNL in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning on July 1, 2011, our Northeast Operations segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements. Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment. We retained HNL’s stand-alone PDP business in Connecticut and New Jersey following the Northeast Sale, and those results of operations are reported in our Western Region Operations reportable segment.

At the closing of the Northeast Sale, United paid to us $350 million, consisting of (i) a $60 million initial minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired Companies, and (ii) $290 million, representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. This payment was subject to certain post-closing adjustments. Pursuant to the terms of the Stock Purchase Agreement, on December 10, 2010, we received $80 million, which was one-half of the remaining amount of the closing adjusted tangible net equity of the Acquired Companies, and on December 12, 2011, we received the remaining $80 million following the second anniversary of the closing. United was required to pay us additional consideration as our Northeast commercial members, Medicare and/or

Medicaid businesses transitioned to other United products to the extent the value of such members, based upon a formula set forth in the Stock Purchase Agreement, exceeded the initial minimum payment of $60 million (referred to as contingent membership renewals). This membership transition was completed on July 1, 2011. In connection with the contingent membership renewals, we recorded as an adjustment to the loss on sale of the Northeast health plan subsidiaries of $40.8 million for the year ended December 31, 2011 and $42.0 million for the year ended December 31, 2010. Under the Stock Purchase Agreement, we were also entitled to 50 percent of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10 million of profit or loss), and in the first quarter of 2011, we received $7.4 million in connection with our portion of the profits associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. We also administered the Medicaid business of the Acquired Companies until it was transitioned to a United affiliate on May 1, 2010.

See “Item 1A. Risk Factors—Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial” for additional information regarding the Northeast Sale and our Northeast Operations segment.

Provider Relationships

The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2011. We have a number of physicians who are contracted providers for both HMOs and PPOs in our Western Region Operations, as follows:

Primary Care Physicians (includes both HMO and PPO physicians)	20,911
Specialist Physicians (includes both HMO and PPO physicians)	100,933
Total	121,844

Under our California HMO and POS plans, all members are required to select a PPG and generally also a primary care physician from within the PPG. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO’s or PPG’s medical director as required under the terms of our various plans and PPG contracts) to specialists and hospitals. Additionally, our tailored network products utilize a network that is smaller than our broader HMO network but contains a comprehensive array of physicians, specialists, hospitals and ancillary providers. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.

PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly capitation fee for every member assigned to it. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. For these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas. A provider group’s financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims.

In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. As of December 31, 2011, HNFS had 162,274 physicians, 3,344 facilities and 16,325 ancillary providers in its TRICARE network.

Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 51,580 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,436 facilities.

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

See “Item 1A. Risk Factors—If we are unable to maintain good relations with the physicians, hospitals and other providers with which we contract, our profitability could be adversely affected” for additional information on the risks associated with our provider relationships.

Additional Information Concerning Our Business

Competition

We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal health care reform legislation described below in “—Government Regulation”. Our health plans face substantial competition from both for-profit and nonprofit health plans that offer HMO, PPO, self-funded and traditional indemnity insurance products (including self-insured employers and union trust funds). We also face substantial competition from both for-profit and nonprofit health plans, as well as other non-health plan companies with respect to our contracts with the federal government, including our T-3 TRICARE and MFLC contracts, which are subject to periodic re-competition. Some of our competitors have substantially larger enrollments and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.

Our primary competitors in California are Kaiser Permanente, Anthem Blue Cross of California, Blue Shield of California and UnitedHealth Group, Inc. Together, these four plans and Health Net account for a majority of the insured market in California. Based on the number of enrollees, Kaiser is the largest managed health care company in California and Anthem Blue Cross of California is the largest PPO provider in California. There are also a number of small, regional health plans that compete with Health Net in California, mainly in the small business group market segment. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California. While CIGNA’s commercial full-risk market share is not as significant as that of our primary competitors in California, we believe that it remains in California primarily to serve its national, self-funded accounts with employees in California. CIGNA is one of our primary competitors in the large group market and Aetna is a competitor in both the small and large group markets.

In Arizona, our largest competitor is Blue Cross Blue Shield of Arizona. We also compete with UnitedHealth Group, Inc., Aetna, Inc. and Humana Inc. Our Oregon health plan competes primarily with Providence, Regence Blue Cross/Blue Shield, Kaiser, PacificSource, ODS Health Plans, Inc., Lifewise and UnitedHealth Group, Inc.

With respect to our T-3 TRICARE and MFLC contracts, our primary competitors include Humana, United HealthGroup, Inc., Aetna, Inc., Magellan Health Services, ValueOptions, Inc. and TriWest Healthcare Alliance, among others.

For additional information on competitive conditions in our business, see “Item 1A. Risk Factors. “The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”

Marketing and Sales

We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled in the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees and retain existing members, including, without limitation, direct mail, work day and health fair presentations and telemarketing. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs.

Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecast by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting. For example, California law limits experience rating of small group accounts (taking the group’s past health care utilization and costs into consideration) and requires detailed rate filings for individual and family plans and small employer plans. See “Item 1A. Risk Factors—We face competitive pressure to contain premium prices.” for additional information on regulations and legislation impacting our premium setting. Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also affect premiums. For example, in California and elsewhere, mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers.

In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. In some states (including California) and for certain products, carriers are allowed to individually underwrite these policies (i.e. select applicants to whom coverage will be provided and others who are denied), except with respect to persons under age 19. In other states, there may be a requirement of guaranteed issue with respect to certain lines of business that restricts the carrier’s discretion to provide coverage. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. In California, current law and regulations allow carriers to individually underwrite policies sold to individuals and families (except as noted above) as well as large groups, but small group policies may not be underwritten. The completion of customary underwriting procedures may be a prerequisite to the carrier’s exercise of any cancellation or rescission right with respect to an issued policy, and the public interest in this practice has caused and may continue to cause additional legislation, regulation and the development of case law which may further restrict carriers in this regard.

Information Technology

Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems that support our various lines of business and these systems require the commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs and evolving industry and regulatory standards. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems, and we are considering expanding our outsourced information technology arrangements. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.

In 2011, we continued our multi-year effort to consolidate systems across the enterprise, improve enterprise data analytics, strengthen our information security posture and consolidate service centers and associated staff. In addition, we focused on implementing upcoming regulatory and legal compliance requirements in 2011 and will continue these efforts in 2012. The Department of Health and Human Services has mandated new standards in the electronic transmission of healthcare transactions, including claims, remittance, eligibility, claims status requests and related responses, and privacy and security standards, known as HIPAA 5010. Compliance with the new HIPAA 5010 electronic data transaction standards was required by January 1, 2012, though CMS recently announced that it will not enforce compliance with these standards until March 31, 2012. We have implemented the HIPAA 5010 requirements to be able to exchange 5010 formats with our trading partners. Furthermore, CMS has adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized in claims processing. The new ICD-10 coding set is currently required to be implemented by October, 2013. We will be required to incur significant additional expenses to implement and support the new ICD-10 coding set. In addition, our implementation and support of the requirements of the ACA could require the expenditure of significant resources.

In 2012, we expect to further modernize legacy health plan systems, provide technology renewal for our desktops, networks and servers, and improve our customer service capabilities and contact center voice and desktop agent infrastructure, among other information technology-related initiatives.

For additional information on our information technology and associated risks, see “Item 1A. Risk Factors—If we fail to effectively maintain our information management systems, it could adversely affect our business”, “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” and “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

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

Accreditation

We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other health care organizations. HMOs that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The commercial line of business of our Arizona HMO and California Medicare subsidiaries have both received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California’s commercial HMO/POS, Medicaid, and HNL’s PPO, lines of business received NCQA accreditation with a score of “commendable.” Our MHN subsidiary has received URAC accreditation.

Government Regulation

Our business is subject to comprehensive federal regulation and state regulation in the jurisdictions in which we do business. These laws and regulations govern how we conduct our businesses and result in additional requirements, restrictions and costs to us. Certain of these laws and regulations are discussed below.

Federal Legislation and Regulation

Health Care Reform Legislation. During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

(collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers that may not be deductible for income tax purposes, including a health insurer fee on fully insured premiums and an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), limiting Medicare Advantage payment rates, increasing mandated benefits, eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increasing restrictions on rescinding coverage, or “rescissions,” prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members, limiting the ability of health plans to vary premiums based on assessments of underlying risk, limiting the amount of compensation paid to health insurance executives that is tax deductible, expanding regulations that govern premium rate increase requests, in addition to requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescissions, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement of certain of the provisions was postponed until July 1, 2011 and a subset of those again until January 1, 2012. Additional provisions were effective in 2011, including medical loss ratio definitions and reporting requirements. Others, such as the Summary of Benefits and Coverage (“SBC”) provisions outlined in a Final Rule published in the Federal Register on February 14, 2012, are effective in 2012. Some of the potentially more significant changes, including the annual fees on health insurance companies, the excise tax on high premium insurance policies, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. Implementation of other provisions generally varies from as early as enactment or six months from the date of enactment to as late as 2018. In advance of the September 2010 federal implementation date, we voluntarily provided the option of continuing coverage for adult dependents up to age 26 who are currently enrolled on their parents’ health care policies. In addition, we reaffirmed our existing policy against rescinding members without approval from an external third-party reviewer, which has been in effect since 2007.

Various aspects of the health care reform legislation could have an adverse impact on our revenues, enrollment and premium growth in certain products and market segments and the cost of operating our business. Among other things, the legislation will require premium rate review in certain market segments, and require premium rebates in the event minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, the legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, which is expected to increase our effective tax rate in future periods. However, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The new legislation will also impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs). We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise reducing general and administrative expenses. Because of the magnitude, scope and complexity of the new legislation, we also need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.

There are numerous steps required to implement this legislation, with clarifying regulations and other guidance expected over several years. Additional guidance on certain provisions of the federal reform legislation has been issued (for example, guidance relating to guaranteed issuance of coverage to children under age 19, coverage for preventive health services without cost-sharing, lifetime and annual limits, rescissions and patient protections, rate review of unreasonable rates in the individual and small group markets and guidance on accountable care organizations, or “ACOs”) but we are still awaiting further final guidance on a number of key provisions. These provisions include essential health benefits, the calculation of the health insurer fee, and federal criteria for participation in state-based exchanges among others. The final ACO rules are intended to create incentives for health care providers to work together to treat an individual across different care settings. The impact of these new rules on the healthcare market and the role to be played by health plans in the operation of ACOs remains to be determined. Though the federal government has in certain instances issued final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that are more exacting than the federal health care reform requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. These kinds of state regulations and legislations could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. Since its passage, a number of state governors have strenuously opposed certain of the ACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. In 2011, the President signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. If the individual mandate is struck down, but provisions relating to “guaranteed issue” are upheld, people with greater needs for health care services could make up a greater portion of our membership, which would have an adverse impact on our medical loss ratios, profitability and earnings. These effects could be exacerbated if we are unable to obtain, or are delayed in obtaining, regulatory approval of adequate premium rates for the risk we assume.

Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the health care reform legislation will impact our business. To date, the legislation has not had a material adverse impact on our business, financial results and results of operations. However, in the future, depending in part on the ultimate requirements of the legislation, it could have a material adverse effect on our business, financial condition and results of operations.

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

See “—Medicare Products” for more information on our Medicare business and see “Item 1A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for a description of the risks associated with our Medicare business, including recent CMS sanctions against us and the ongoing suspension of our auto-enrollment and reassignment of LIS beneficiaries.

Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and CHIP (known as the Healthy Families program in California). Our Medi-Cal program is regulated and administered by the DHCS and the Healthy Families program is regulated by the Managed Risk Medical Insurance Board. Federal funding remains critical to the viability of these programs, particularly in light of California’s state budget deficits. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by California with respect to these programs. Medicaid and CHIP are administered at the federal level by CMS.

On October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The DHCS has preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. Recently, the United States District Court for the Central District of California issued a series of injunctions barring the California Department of Health Care Services from implementing the rate reductions as to various classes of providers. If AB 97 is ultimately implemented as proposed, we believe that the approved reductions in provider payments would result in a premium reduction from the Medi-Cal business conducted in our California health plan. In addition, our ability to obtain health care cost recoveries from providers relating to any implemented rate cuts could affect the financial results of our California health plan. However, due to the preliminary injunction in effect and other uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

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

The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Recent developments in this area include the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which became fully effective in February 2010. The HITECH Act expands the HIPAA rules for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for non-compliance. See “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information about the risks related to privacy and security breaches.

The Gramm-Leach-Bliley Act generally requires insurers to provide customers with notice regarding how their personal health and financial information is used and, in certain circumstances, the opportunity to “opt out” of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

ERISA. Most employee benefit plans are regulated by the federal government under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Employment-based health coverage is such an employee benefit plan. ERISA is administered, in large part, by the U.S. Department of Labor. ERISA contains disclosure requirements for documents that define the benefits and coverage. It also contains a provision that causes federal law to preempt state law in the regulation and governance of certain benefit plans and employer groups, including the availability of legal remedies under state law.

Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, because of our activities to support the MFLC contract and certain outsourcing arrangements we have with third party vendors, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts. See “—Government Contracts Segment—Other Department of Defense Contracts” for additional information on the MFLC contract and “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” for additional information on our outsourcing activities.

State Laws and Regulations

Our Western Region Operations HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

Company	Regulatory Agency

Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care. Additionally the California Department of Health Care Services regulates Medi-Cal, and the Managed Risk Medical Insurance Board regulates Healthy Families.

Oregon HMO	Oregon Department of Consumer and Business Services

Health Net Life Insurance Company (Arizona and California PPO)	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

MHN	California Department of Managed Health Care, New York Department of Insurance

Additionally, the administrative services that we provided to United and certain of its affiliates as part of our Northeast Operations pursuant to the United Administrative Services Agreements prior to July 1, 2011 and pursuant to the Claims Servicing Agreements after July 1, 2011, are subject to state laws and regulations. The Connecticut Department of Insurance, the New Jersey Department of Banking and Insurance, the New Jersey Department of Human Services and Division of Medical Assistance and Health Services (for Medicaid only), the New York Department of Insurance and the New York Department of Health are the principal state regulatory agencies that govern our provision of administrative services in the Northeast pursuant to the United Administrative Services Agreements and Claims Servicing Agreements. For additional information about our Northeast Operations segment, see “—Northeast Operations Segment.”

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

State regulations also may be more stringent than federal regulations that are applicable to us. For example, the California Department of Insurance recently adopted emergency regulations regarding medical loss ratios requiring individual products subject to its jurisdiction to meet or exceed an 80% medical loss ratio in 2011. Under the emergency regulations, the medical loss ratio must be included in all individual product filings and calculated as an estimate on a prospective basis for the following policy period. However, under the federal regulations, the medical loss ratio is to be calculated on a retrospective basis—that is, 2011 medical loss ratio results are required to be reported in June 2012. In addition, various health insurance reform proposals are emerging at the state level. For addition information, see “Item 1A. Risk Factors—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us.”

On October 9, 2011, the Governor of California signed California Senate Bill 946 (“SB 946”) into law. SB 946 mandates coverage by July 1, 2012 for medically necessary autism treatment including Applied Behavioral Analysis for commercial but not state health plans, subject to any required revisions to conform to essential benefits required under the ACA, which CMS has directed to be determined by states in 2012.

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

Employees

As of December 31, 2011, Health Net, Inc. and its subsidiaries employed 7,351 persons on a full-time basis and 120 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers

The federal government is the primary customer of our Government Contracts segment, with premiums and fees accounting for approximately 99% of our Government Contracts revenue and 12% of our total revenues in 2011. Premiums and fees from the federal government in connection with our TRICARE North Region contracts accounted for 78%, 91% and 92% of our Government Contracts revenue in 2011, 2010 and 2009, respectively, and 9%, 22% and 18% of total revenues in 2011, 2010 and 2009, respectively. In addition, the federal government and the state of California are significant customers of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals, including PDPs, and our contracts with California state agencies for federally-subsidized Medicaid and CHIP programs. Medicare premiums accounted for 28%, 30% and 31% of our Western Region Operations segment revenues in 2011, 2010 and 2009, respectively, and 25%, 22% and 19% of our total revenues in 2011, 2010 and 2009, respectively. Medicaid premiums, including CHIP, accounted for 14%, 12% and 11% of our Western Region Operations segment revenues in 2011, 2010 and 2009, respectively, and 13%, 9% and 7% of our total revenues in 2011, 2010 and 2009, respectively. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

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

Rights will attach to all Common Stock certificates representing shares outstanding and no separate certificates evidencing the Rights will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock upon the earliest of (i) 10 days following the public announcement of any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding Common Stock, (ii) 10 business days following the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Common Stock or (iii) 10 business days following the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our Common Stock shall not be deemed to be Acquiring Persons.

The Rights will first become exercisable on the Distribution Date and will expire at the close of business on July 31, 2016 unless such date is extended or the Rights are earlier redeemed or exchanged by us as described below.

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

We may redeem the Rights at a price of $.01 per Right at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding Common Stock and (ii) the date the Rights expire. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

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

Item 1A. Risk Factors

Cautionary Statements

The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially due to, among other things, health care reform and other increased government participation in and regulation of health benefits and managed care operations, including the ultimate impact of the ACA, which could materially adversely affect our financial condition, results of operations and cash flows through, among other things, reduced revenues, new taxes, expanded liability, and increased costs (including medical, administrative, technology or other costs), or require changes to the ways in which we do business; rising health care costs; continued slow economic growth or a further decline in the economy; negative prior period claims reserve developments; trends in medical care ratios; membership declines; unexpected utilization patterns or unexpectedly severe or widespread illnesses; rate cuts and other risks and uncertainties affecting our Medicare or Medicaid businesses; litigation costs; regulatory issues with federal and state agencies including, but not limited to, DHCS, CMS, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance; operational issues; failure to effectively oversee our third party vendors; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; any liabilities of the Northeast business that were incurred prior to the closing of its sale as well as those liabilities incurred through the winding-up and running-out period of the Northeast business; our ability to complete proposed dispositions on a timely basis or at all; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth below and the risks discussed in our other filings from time to time with the SEC.

Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as information contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof and are subject to changes in circumstances and a number of risks and uncertainties. Except as may be required by law, we do not undertake to address or update forward-looking statements.

Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.

During the first quarter of 2010, the President signed the ACA into law, which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation, among other things:

•

impose significant new taxes and fees on health insurers that may not be deductible for income tax purposes, including a health insurer fee on fully insured premiums and an excise tax on high premium insurance policies,

•	stipulate a minimum medical loss ratio (as adopted by the Department of Health and Human Services),

•	limit Medicare Advantage payment rates,

•	increase mandated benefits,

•	eliminate medical underwriting for medical insurance coverage decisions, which is referred to as “guaranteed issue,”

•	increase restrictions on rescinding coverage, or “rescissions,”

•	prohibit some annual and all lifetime limits on amounts paid on behalf of or to members,

•	limit the ability of health plans to vary premiums based on assessments of underlying risk,

•	limit the amount of compensation paid to health insurance executives that is tax deductible,

•	expand regulations that govern premium rate increase requests,

•	require that individuals obtain coverage and

•	require the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

For a further discussion regarding the ACA and related legislation, see “Item 1—Government Regulation—Federal Legislation and Regulations”.

Various aspects of the health care reform legislation could have an adverse impact on our revenues, enrollment and premium growth in certain products and market segments and the cost of operating our business. Among other things, the legislation will require premium rate review in certain market segments, and require premium rebates in the event minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, the legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, which is expected to increase our effective tax rate in future periods. The new legislation will also impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs). We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.” Because of the magnitude, scope and complexity of the new legislation, we also need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.

There are numerous steps required to implement this legislation, with clarifying regulations and other guidance expected over several years. Additional guidance on certain provisions of the federal reform legislation has been issued. However, we are still awaiting further final guidance on a number of key provisions, including regarding essential health benefits, the calculation of the health insurer fee, and federal criteria for participation in state-based exchanges. There remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.

Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. Since its passage, a number of state governors have strenuously opposed certain of the ACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the U.S. Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. In 2011, the President signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. If the individual mandate is removed from the ACA, but provisions relating to “guaranteed issue” are implemented, people with greater needs for health care services could make up a greater portion of our membership, which would have an adverse impact on our medical loss ratios, profitability and earnings. These effects could be exacerbated if we are unable to obtain, or are delayed in obtaining, regulatory approval of adequate premium rates for the risk we assume.

Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the health care reform legislation will impact our business. Depending in part on the ultimate requirements of the legislation, it could have a material adverse effect on our business, financial condition and results of operations.

Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us.

In addition to the federal health care reform legislation, various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that are more exacting than the federal health care reform requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. These kinds of state regulations and legislations could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. See “—We face competitive pressure to contain premium prices.” California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

State regulators are also considering new requirements that would restrict our ability to implement changes to our premium rates. For example, in California, an initiative is circulating that, if qualified and enacted, would impose significant prior approval requirements for rate changes for individual and small groups. These changes could, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates, and we have begun to experience greater scrutiny by regulators of proposed increases to our premium rates.

Health insurance reform proposals at the state level, or other initiatives undertaken by state regulators, could have a material adverse effect on our business, financial condition and results of operations.

Our profitability will depend, in part, on our ability to accurately predict and control health care costs.

A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. Many of these costs, including costs associated with physician and hospital care, new medical technology and prescription drugs, for example, are rising. The total amount of health care costs we incur is affected by the number and type of individual services we provide and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused, and are expected to continue to cause, the private sector to bear a greater share of increasing health care costs. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. This could cause our health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations. Changes in utilization rates; demographic characteristics; the regulatory environment, including, for example, the implementation of the ACA or other state or federal laws and their impact on our health care costs and our ability to change our premium rates; health care practices; inflation; new technologies; clusters of high-cost cases; continued consolidation of physician, hospital and other provider groups and numerous other factors may adversely affect our ability to predict and control health care costs and, as a result, our financial condition, results of operations and cash flows. For additional detail on the impact on health care costs resulting from federal health care reform and potential additional changes in federal and state legislation and regulations, see “—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” “—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us” and “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

A significant category of our health care costs is the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, growing rates of uninsured individuals, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population, changes in the economic environment and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs, changes in discounts and the impact of health care reform on pharmaceutical manufacturers through such requirements as increased fees. In addition, a large scale public health epidemic and/or terrorist activity could affect our ability to control health care costs. See “—Large-scale public health epidemics and/or terrorist activity could cause us to incur unexpected health care and other costs and could materially and adversely affect our business, financial condition and results of operations.”

As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2011 would have been reduced by approximately $89 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.

We face competitive pressure to contain premium prices.

In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price has been and will continue to be a significant basis of competition. Any future increase in premiums could result in the loss of members, particularly in light of continued economic pressures. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. In addition, the ACA imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014 and we may not be able to cover these costs by increasing our premium rates. Certain non-profits will not be subject to this fee and, as a result, may have a competitive advantage over other health insurers, including us, that will subject to this fee. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors may include increased utilization of services, increased cost of individual services, catastrophes, epidemics, unanticipated seasonality, insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA or other state or federal laws. If we are unable to accurately estimate costs and set our premiums accordingly, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, our ability to increase our premiums may be restricted by law. For example, the ACA requires the establishment of a process for review of “unreasonable” premium rate increases. In addition, the federal government and some states where we do business have required prior regulatory approval of premium rate increases and/or have subjected such increases to heightened scrutiny, such as third-party review. For example, the California Department of Insurance requires a third-party actuarial review of health insurance carriers’ proposed premium rate increases to confirm compliance with applicable law, resulting in a delay in carriers’ ability to implement rate increases. On May 19, 2011, HHS issued a final rule providing that HHS will perform rate reviews for states that are determined by HHS not to have an “effective review process” in place for proposed premium rate increases. Arizona is one of the states determined by HHS not to have “effective review processes” currently in place. Further, in California, proponents of rate review have begun to circulate an initiative measure for signature that would, if qualified for the ballot and enacted, impose significant additional requirements on health plans relating to premium increases. These requirements and proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In 2011 certain of our competitors were asked by the Commissioner of the California Department of Insurance to voluntarily delay implementation of scheduled premium increases to permit additional review by the California Department of Insurance, which review led the carriers to reduce proposed rate increases. We have experienced, and are likely to continue to experience, greater scrutiny by regulators of proposed increases to our premium rates. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us”. Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.

In 2011, we saw slight decreases in our total commercial membership primarily resulting from the shrinking commercial population due to continued high unemployment and strained economic conditions which have caused purchasers and individuals to discontinue coverage or seek lower cost options. Our tailored network plans provide lower cost options to our members and employer groups, and the continued membership growth in our tailored network products and the continued development of innovative provider relationships are an important part of our business strategy. However, there can be no assurance that we will be able to successfully implement these strategic initiatives that are intended to position us for health care reform and future profitable growth, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or that the products that we offer will be preferable to similar products of our competitors. Failure to successfully implement this strategy may have an adverse impact on our business, results of operations, financial condition and cash flows.

The ACA and other federal and state legislation and regulations constrain the medical loss ratios maintained by managed health care companies such as us. The ACA requires premium rebates to the extent that minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In the various states in which we do business, premium prices are also constrained by state laws and regulations which restrict the spread between premiums and benefits, such as laws and regulations that require a minimum loss ratio of a certain percentage. These laws and regulations not only restrict our ability to raise our premiums but also create additional competitive pressure from some of our competitors who may have lower health care costs than we have and therefore price their premiums at relatively low levels in relation to our cost of care. These laws and regulations also have generated, and could continue to generate, substantial media attention and strong public opinion. This may create a more conservative regulatory environment, thereby either delaying any rate increases that we propose or further restraining our ability to price at levels that can adequately cover our cost and margin goals. See “—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us”.

Our business is regionally concentrated in the states of California, Arizona and Oregon.

Our business operations are primarily concentrated in the states of California, Arizona and Oregon, and all of our Medicaid operations are in the state of California. Due to this concentration in a small number of states, in particular, California, we are exposed to the risk of a deterioration in our financial results if our health plans in these states, in particular, California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these states. If the challenging economic conditions in the state of California or in the other states in which we operate do not materially improve or deteriorate further, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations and cash flows could be adversely affected. For example, due to budget issues, the state of California delayed certain of its 2011 monthly Medicaid payments to us. Although the state ultimately made these payments, the delays impacted our operating cash flow from quarter to quarter in 2011. The irregular timing of these payments could continue into future periods and, depending on the timing of such payments, impact cash flow in future periods.

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

Our businesses are subject to laws and significant rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.

Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change, and there is no guarantee that legislative or regulatory changes will not have a material adverse effect on us. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations or failures to meet standards or requirements have occurred. Regulatory agencies, such as the California Department of Managed Health Care, the California Department of Health Care Services, CMS, the U.S. Department of Health & Human Services’ Office of Civil Rights and state departments of insurance, have the authority to impose substantial fines and/or penalties against us and restrict our business activities. Certain of these agencies have done so in the past, and may impose substantial fines and/or penalties against us and restrict our business activities in the future if they determine that we have not complied with applicable laws, rules, and regulations. Further, such fines, penalties and restrictions may be more severe in circumstances in which regulatory agencies determine that we have repeatedly failed to comply with applicable laws, rules or regulations. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for information regarding sanctions imposed by CMS against us. As we have members in various states and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations could, among other things, force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See “—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” “—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us” and “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.” Further, individual Health Net associates may violate these laws, rules, and regulations, notwithstanding our internal policies and compliance programs. For example, see “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

As a federal and state government contractor, we are subject to U.S. and state government oversight. The government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. We are also subject to the Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. and state government contracting, including but not limited to dependence upon Congressional or legislative appropriation and allotment of funds, the impact that delays in government payments could impact our operating cash flow, and the general ability of the U.S. government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted.

Medicare programs represent a significant portion of our business and are subject to risk.

Medicare programs represent a significant portion of our business, accounting for approximately 28% of our total premium revenue in our Western Region Operations reportable segment in 2011 and an expected 28% in 2012. The ACA includes, among other things, provisions that will significantly reduce the government’s Medicare payment rates. For more information on the risks associated with the ACA, see “—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Provisions of the ACA, including the reduction in Medicare payment rates, could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Effective November 20, 2010, CMS imposed intermediate sanctions against us suspending the marketing to, and enrollment of, new members into all of our Medicare Advantage, MAPD and stand-alone PDP plans. On August 1, 2011, CMS lifted the sanctions, and we resumed marketing our Medicare Advantage, MAPD and stand-alone PDP products and enrolling beneficiaries with effective dates on or after September 1, 2011. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for more information about the CMS sanctions.

If we fail to design and maintain programs that are attractive to Medicare participants; if we are sanctioned again; if we are not successful in winning contract renewals or new contracts; or if our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks associated with our provision of Medicare Part D prescription drug benefits under Title XVIII, Part D of the Social Security Act. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. In addition, our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage. For example, the CMS sanctions imposed on us in November 2010 were primarily related to our noncompliance with Part D program requirements, and applied to our Medicare Advantage plans that offer no prescription drug coverage, as well as to our Medicare Advantage and PDP-only plans that offer prescription drug coverage. On January 9, 2012, HNL entered into a definitive agreement to sell its Medicare stand-alone PDP business to a subsidiary of CVS Caremark. Following the closing of this transaction, we will continue to provide Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. See “Item 1—Segment Information—Western Region Operations Segment—Medicare Products” and “—Acquisitions, divestitures and other significant transactions may adversely affect our business” for more information on our agreement to sell our Medicare stand-alone PDP business.

In connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. Under the CMS risk adjustment methodology, all Medicare Advantage plans must collect and submit diagnosis code data from hospitals and physician providers to CMS by specified deadlines. CMS uses this diagnosis information to calculate the risk adjusted premium paid to Medicare Advantage plans throughout the year. For any given year, the final settlement of these risk adjustment payments is generally made in the second or third quarter of the following year. Because the recorded revenue associated with the risk adjustment reimbursement mechanism is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be significantly greater or less than the amounts we initially recognize on our financial statements. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for information on our recent CMS audits and potential audits of the provider medical data supporting the risk adjustment payments that we receive for our Medicare members.

A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.

Approximately 49% of our 2011 total revenues relate to federal, state and local government health care coverage programs, such as Medicare, Medicaid, TRICARE and MFLC. Nearly all of the revenues in our Government Contracts segment come from the federal government, either directly or as a sub-contractor for a federal government contract. Our contracts with the government are generally subject to a competitive bid process and government discretion, and if we fail to design and maintain programs attractive to our government customers, if we are not successful in winning new contracts or contract renewals, or if our existing contracts are terminated, our current government health care coverage programs business and our ability to expand this business could be materially and adversely affected. See “Item 1—Segment Information—Western Region Operations Segment—Medicaid and Related Products” for more information regarding certain of our opportunities to expand our business with government customers. Under government-funded health programs, the government payor typically determines premium and reimbursement levels. If the government payor reduces premium or reimbursement levels, such as Medicare Advantage payment rates as provided in the ACA, or increases them by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government’s liability to us under TRICARE, MFLC and other government contracts, or amounts due us as a sub-contractor. In general, government receivables are estimates and subject to government audit and negotiation. In addition, inherent in government contracts are an uncertainty of and vulnerability to disagreements with the government. Final amounts we ultimately receive under government contracts may be significantly greater or less than the amounts we initially recognize on our financial statements.

Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs, as applicable, under such programs. Such changes are more likely during re-competition of government contracts. For example, in connection with the pending MFLC re-competition, the government may elect to award a contract that covers only a portion of the current contract scope. Depending on the scope or terms of the contract actually awarded to us, if any, our revenue and profitability could be adversely affected. Accordingly, these and other changes to contracts for our government programs could have a material adverse effect on our business, financial condition or results of operations. For additional information on our MFLC contract and the pending re-competition of this contract see “Item 1—Segment Information—Government Contracts Segment—Other Department of Defense Contracts.” Changes to government health care coverage programs in the future may also affect our willingness to participate in these programs.

Our Medicaid operations are solely in the state of California. California continues to experience unprecedented budget deficits. In response to the deficits, the State of California enacted proposed spending cuts for services as part of the 2011-2012 budget, some of which could result in reductions in enrollment in or reimbursement from the Medi-Cal and Healthy Families programs. Prior Medi-Cal provider and health plan rate reimbursement reductions are the subject of pending litigation and certain of the cuts proposed as a part of the 2011-12 budget are also currently subject to litigation and/or review by CMS. If the state of California prevails and the reimbursement cuts are implemented as currently proposed, the payments that we receive in connection with our state health programs business would be reduced. An enrollment freeze or significant reduction in payments received in connection with these or similar programs could adversely affect our business, financial condition or results of operations, particularly as our Medi-Cal membership increases. In addition, California could impose requirements on the Medi-Cal program that make our continued operations not feasible and could be unable to fund programs authorized by federal health care reform.

On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. The T-3 contract has five one-year option periods; however, the Department of Defense exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011, and if all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015. There can be no assurance that the Department of Defense will exercise all of the remaining option periods under the contract. If all of the option periods are not exercised, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Item 1—Segment Information—Government Contracts Segment—TRICARE.”

In addition, the reimbursement rates we receive from federal and state governments relating to our government health care coverage programs are subject to risk. For example, on October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The California Department of Health Care Services has preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. Recently, the United States District Court for the Central District of California issued a series of injunctions barring the California Department of Health Care Services from implementing the rate reductions as to various classes of providers. If AB 97 is ultimately implemented as proposed, we believe that the approved reductions in provider payments would result in a premium reduction from the Medi-Cal business conducted in our California health plan. In addition, our ability to obtain health care cost recoveries from providers relating to any implemented rate cuts could affect the financial results of our California health plan. However, due to the preliminary injunction in effect and other uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

Furthermore, on August 2, 2011, the Budget Control Act of 2011 was enacted in order to increase the federal government’s debt limit and reduce the federal deficit. The Budget Control Act establishes a twelve-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (the “Joint Select Committee”). The Joint Select Committee was tasked with proposing legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021 by December 23, 2011. The Joint Select Committee did not pass such legislation by the proposed deadline. As a result, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin on January 1, 2013 and will be split evenly between domestic and defense spending. Medicare will be subject to these automatic spending reductions, subject to a 2% cap. All parts of the Medicare program, including Medicare Advantage, could be subject to cuts, but it is unclear how they would be applied. If Medicare reimbursement rates from the federal government are cut, it could have an adverse impact on our Medicare business. For additional information on the risks associated with our Medicare program, see “—Medicare programs represent a significant portion of our business and are subject to risk.”

Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.

We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by government agencies, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate or enroll members in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation or audit results or sanctions could negatively affect our reputation in various markets and make it more difficult or impossible for us to sell our products and services. State attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations. We have entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.

Many regulatory audits, reviews and investigations in recent years have focused on the timeliness and accuracy of claims payments by managed care companies and health insurers. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of any claims payment errors and payment of penalties of material amounts that could have a material adverse effect on our results of operations.

From time to time, CMS audits certain Medicare Advantage plans, including ours, to validate the coding practices and the supporting documentation maintained by health care providers to support risk adjustment payments made to plans pursuant to their Medicare Advantage contracts. We utilize claims submissions, medical records and other medical data as provided by health care providers as the basis for payment requests that we submit to CMS under the risk adjustment model for our Medicare Advantage contracts. CMS may conduct risk adjustment data validation (“RADV”) contract level audits for payment years 2011 or later. On February 24, 2012, CMS published its final payment error calculation methodology for such RADV audits. While the methodology is complex, generally, CMS will use enrollee-level samples to estimate an error rate across the contract. In the event of such an audit, CMS may require payment from Health Net based on any error estimate. Any such risk adjustment payment adjustments could have an adverse effect on our results of operations, financial condition and cash flows. The laws and regulations governing the audits for these risk adjustment payments are extremely complex and subject to interpretation. As a result, it is possible that our recorded revenue estimates with respect to risk adjustment payments may change by a material amount. For additional detail on the risk adjustment reimbursement mechanism employed by CMS and risks associated with our Medicare business, see “—Medicare programs represent a significant portion of our business and are subject to risk.”

In January 2010, we were notified by CMS that, due to certain pharmacy claims processing errors, none of our stand-alone PDP plans would receive auto-assignment of LIS-eligible Medicare beneficiaries under CMS’ LIS auto-assignment process, effective February 1, 2010. On September 24, 2010, CMS notified us that they would not reassign any LIS beneficiaries to us for the 2011 plan year. On August 1, 2011, CMS notified us that our stand-alone PDP plans will continue to be excluded from the PDPs into which CMS carries out daily auto-enrollments or annual reassignment of LIS-eligible beneficiaries until at least March 1, 2012 and that this prohibition will remain in place until CMS verifies that we are appropriately administering the LIS benefit to current enrollees. At this time, we do not expect the continued suspension of our auto-enrollment for LIS beneficiaries or CMS’ LIS beneficiary reassignment decision to have a material adverse effect on our Medicare business.

In August 2010, CMS conducted a targeted audit of our Medicare Advantage, MAPD and stand-alone PDP plan operations, including the areas of membership accounting, premium billing, Part D formulary administration, Part D appeals, grievances and coverage determinations, and our compliance program. Based on the results of the audit, effective November 2010, CMS imposed sanctions against us suspending the marketing to and enrollment of new members into all of our Medicare Advantage, MAPD and stand-alone PDP products. On August 1, 2011, CMS lifted the sanctions, and we resumed marketing our Medicare Advantage, MAPD and stand-alone PDP products and enrolling beneficiaries with effective dates on or after September 1, 2011. In connection with the lifting of these sanctions, CMS stated that it will closely monitor our Medicare operations and that we will be subject to targeted monitoring and heightened surveillance and oversight. These sanctions did not have a material adverse effect on our results of operations, financial condition, cash flows and liquidity in 2011; however, any future sanctions against our Medicare operations could have a material adverse impact on our Medicare business and could negatively impact our results of operations and financial condition. Any future sanctions imposed by CMS may be more severe as a result of our past performance, particularly in circumstances in which CMS determines that we have repeatedly failed to comply with applicable laws, rules or regulations. If CMS were to impose financial penalties and/or additional sanctions on us, or terminate our existing Medicare contracts, this could have a material adverse effect on us. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about our Medicare programs and the associated risks.

We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and/or regulations governing our business by such third parties, or governing our dealings with such parties, could subject us to additional audits, reviews and investigations and adverse effects from such audits, reviews and investigations. In addition, from time to time, government agencies investigate whether our operations are being conducted in accordance with regulations applicable to government contractors, including but not limited to regular audits to enforce mandatory pricing arrangements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines and/or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting, which could have a material adverse effect on our financial condition and results of operations.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.

We are currently, and may become in the future, subject to a variety of legal actions, including but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. In addition, we incur and likely will continue to incur potential liability for claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, and insufficient payments for out-of-network services; claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. For example, we currently are party to various putative class action lawsuits filed in federal and state courts in connection with our announcement that certain server drives containing protected health information or personally identifying information of certain individuals are unaccounted for in connection with the migration of our data center to a facility owned and operated by a third party vendor. These actions assert a variety of legal claims, including claims under the California Confidentiality of Medical Information Act, and seek damages under that statute as well as other compensatory damages, restitution, injunctive relief and attorneys’ fees. See “Part I—Item 3. Legal Proceedings” and “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, unfair or improper business practices and violations of state or federal antitrust laws and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.

We cannot predict the outcome of any lawsuit with certainty, and we are incurring material expenses in the defense of litigation matters, including without limitation, substantial discovery costs. Recent court decisions and legislative activity may increase our exposure for any of the types of claims we face. There is a risk that we could incur substantial legal fees and expenses, including discovery expenses, in any of the actions we defend in excess of any amounts budgeted for defense. Plaintiffs’ attorneys have increasingly used expansive electronic discovery requests as a litigation tactic. Responding to these requests, the scope of which may exceed the normal capacity of our historical systems for archiving and organizing electronic documents, may require application of significant resources and impose significant costs on us. In certain cases, we could also be subject to awards of substantial legal fees and costs to plaintiffs’ counsel.

While we currently have insurance policies that may provide coverage for some of the potential liabilities relating to litigation matters, there can be no assurance that coverage will be available for any particular case or liability. Insurers could dispute coverage or the amount of insurance may not be sufficient to cover the damages awarded or settlement amounts. In addition, certain liabilities, such as punitive damages, may not be covered by insurance. Insurance coverage for all or certain types of liability may become unavailable or prohibitively expensive in the future or the deductible on any such insurance coverage could be set at a level that would result in us effectively self-insuring cases against us. The deductible on our errors and omissions (“E&O”) insurance has reached such a level. Given the amount of the deductible, the only cases which would be covered by our E&O insurance are those involving claims that substantially exceed our average claim values and otherwise qualify for coverage under the terms of the insurance policy.

We regularly evaluate litigation matters pending against us, including those described in Note 13 to our consolidated financial statements included in this report, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. We record reserves and accrue costs for certain significant legal proceedings which represent our best estimate of the probable loss, including related future legal costs, for such matters, both known and unknown. However, our recorded amounts might differ materially from the ultimate amount of any such costs. The costs associated with any settlement of or judgment relating to the various legal proceedings to which we are or may be subject from time to time, such as the proceedings described in Note 13, could be substantial and, in certain cases, could result in a significant earnings charge or impact on our cash flow in any particular quarter. For example, as a result of the Louisiana Supreme Court’s decision in the AmCareco litigation, we recorded a pretax charge of $181 million in the year ended December 31, 2011. The costs associated with any settlement of or judgment relating to the various legal proceedings to which we are or may be subject from time to time, such as the proceedings described in Note 13, could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity.

We are subject to risks associated with outsourcing services and functions to third parties.

We currently contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology infrastructure and applications solutions providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. We are continuing to explore further opportunities to outsource certain other business process functions, including in the area of information technology. Our current and any future arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy their obligations to us or under applicable law. Our current and any future outsourcing arrangements could be adversely impacted by changes in vendor’s or service provider’s operations or financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. If these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition and results of operations.

Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. In addition, we currently outsource and may in the future outsource key services and functions to third parties, including U.S. companies doing business in foreign jurisdictions, which exposes us to risks inherent in conducting business outside of the United States, including international economic and political conditions, and additional costs associated with complying with foreign laws and U.S. laws applicable to operations in foreign jurisdictions, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.

If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.

The level of our administrative expenses can affect our profitability, and we may not be able to manage our administrative expense in all circumstances. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, reliance on outsourced services, acquisitions and divestitures, business or product start-ups or expansions, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could impact our ability to satisfy minimum medical loss ratio requirements, including those specified in the ACA.

During recent years we have dedicated significant resources to implement programs designed to achieve general and administrative cost savings and improve our operational performance. As a part of these programs, we have and will continue to contract with key strategic partners in an effort to lower our cost structure and incremental costs and consolidate business and management operations. In addition, we are continuing to explore further opportunities to outsource certain other business process functions. However, there can be no assurance that our strategies to reduce our general and administrative costs and improve our operation performance will be successful or achieve anticipated savings.

In addition, in order to offset some of the reduced revenues from the T-3 contract, we are being required to reduce, reallocate or eliminate certain overhead and other administrative expenses. We cannot guarantee that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability.

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

In addition, the response of our competitors to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in local health care markets in which we operate. Competitors could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market. We may not be able to match our competitors’ ability to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.

In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, the adoption of the ACA could further increase the likelihood of provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our T-3 North Region and MFLC contracts, are from time to time up for re-bid and the loss of any significant government contract to a competitor, such as the T-3 North Region and MFLC contracts, could have an adverse effect on our financial condition and results of operations. See “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations” for more information regarding our T-3 North Region and MFLC contracts. In addition, see “Item 1—Segment Information—Western Region Operations Segment—Medicaid and Related Products” for more information regarding certain opportunities to expand our business with government customers that are subject to highly competitive processes. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.

The continued membership growth in our tailored network products and the continued development of innovative provider relationships are an important part of our business strategy. However, there can be no assurance that we will be able to successfully implement these strategic initiatives that are intended to position us for health care reform and future profitable growth, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or that the products that we offer will be preferable to similar products of our competitors.

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

As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, the range of regulatory, competitive, financial, operational, reputational, external and industry risks identified in this Risk Factors discussion. The third party vendors and service providers to which we outsource key functions are also required to achieve and maintain compliance with applicable federal and state laws and regulations. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. As we consider further outsourcing of key functions, this risk increases. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks, including risk concentrations across different industries, segments and geographies, can adversely affect our profitability, our ability to retain or grow business or our business, financial condition or results of operations.

If we are unable to maintain good relations with the physicians, hospitals and other providers with which we contract, our profitability could be adversely affected.

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

In the changing health care environment, our business strategy includes creating affordable and tailored customer solutions through, among other things, innovative provider relationships that effectively manage the cost of care. For example, our product portfolios and services include offerings such as PremierCareSM, ExcelCareSM and CommunityCareSM, which are recent collaborations with provider partners in California, Arizona and Oregon, respectively. Through these types of partnerships, we offer tailored network product offerings served by cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 31% of total commercial risk membership as of December 31, 2011, compared with 23% as of December 31, 2010. For additional information on our tailored network products and innovative provider relationships, see “Item 1—Segment Information—Western Region Operations Segment—Managed Health Care Operations.” The continued membership growth in our tailored network products and the continued development of innovative provider relationships are an important part of our business strategy. However, there can be no assurance that we will be able to successfully implement these strategic initiatives that are intended to position us for health care reform and future profitable growth, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or that the products that we offer will be preferable to similar products of our competitors. Failure to successfully implement this strategy may have an adverse impact on our business, results of operations, financial condition and cash flows.

We contract with professional providers in California primarily through capitation fee arrangements. Under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with primary care physicians, specialists and other secondary providers to provide services. In addition, we frequently delegate responsibility for certain functions such as claims payment or utilization management to these providers. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group’s financial instability or failure to pay specialists or secondary providers for services rendered could be exacerbated by the current economic conditions, and could lead specialists or secondary providers to demand payment from us, even though we have made our capitated payments to the provider group. Depending on state law, we could be liable for such claims. In California, for instance, although legal precedent to date has held that health plans are normally not liable for unpaid provider claims under these circumstances, there can be no assurance that the law will not change, or that we will not be found liable for unpaid provider claims in the future. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with specialists or secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.

Our dependence on capitated provider groups is substantial in our Western Region Operations. Approximately 61% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2011. Our strategy to expand commercial membership through tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members’ access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.

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

Some providers that render services to our members and insureds who have coverage for out-of-network services, or who obtain out-of-network emergency services, are not contracted with our plans and insurance companies. In those cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider; rather, the plan’s obligation is to reimburse the member based upon the terms of the member’s plan. In some states and product lines, the amount of reimbursement is defined by law or regulation, but in other instances it is established by a standard set forth in the plan that is not clearly translated into dollar terms, such as “maximum allowable amount” or “usual, customary and reasonable.” Providers who render out-of-network services may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. Regulatory authorities in various states may also challenge the manner in which we reimburse members for services performed by non-contracted providers. As a result of litigation or regulatory activity, we may have to pay providers additional amounts or reimburse members for their out-of-pocket payments. The uncertainty about our financial obligations for such services and the possibility of subsequent adjustment of our original payments could have a material adverse effect on our financial condition or results of operations.

Physicians and other professional providers, provider groups and hospitals that contract with us have in certain situations commenced litigation and/or arbitration proceedings against us to recover amounts for which they allege we are liable, including amounts related to unpaid claims and amounts they allege to be underpayments due to them under their contracts with us. We are currently a party to matters of this nature and could face additional claims or be subject to litigation and/or arbitration proceedings in the future in connection with similar matters. We believe that provider groups and hospitals have become increasingly sophisticated in their review of claim payments and contractual terms in an effort to maximize their payments from us and have increased their use of outside professionals, including accounting firms and attorneys, in these efforts. These efforts and the litigation and arbitration that result from them could have an adverse effect on our results of operations and financial condition.

If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our revenues and results of operations.

The economic conditions in the United States continue to be challenging. Continued concerns about high unemployment rates, government debt, geopolitical issues, the availability and cost of credit and other capital, the U.S. real estate market, consumer spending and other factors continue to negatively impact expectations for the U.S. economy. These events could adversely affect our revenues and results of operations.

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

High unemployment rates and significant employment layoffs and downsizings may also impact the number of enrollees in managed care programs and the profitability of our operations. For example, in 2011, our commercial membership decreased by 1.2 percent due, in part, to the difficult economic conditions in the regions where we do business. If economic conditions continue to be difficult and unemployment rates continue to be high, we may experience a reduction in existing and new business, which may have a material adverse effect on our business, financial condition and results of operations.

Largely as a result of the recent economic conditions and new members from California’s SPD program, we saw an increase in our Medi-Cal membership of approximately 108,000 members, or 12.0%, in 2011. However, the state of California is currently experiencing unprecedented budget deficits. An extended economic downturn could continue to adversely affect state and federal budgets, including California’s, resulting in reduced reimbursements or payments in our federal and state government health care coverage programs, including Medicare, Medi-Cal and CHIP. A reduction in California’s Medi-Cal reimbursement rates could be implemented retrospectively to payments already negotiated and/or received from the government and could adversely affect our revenues and financial results. This risk is amplified as our Medi-Cal membership increases. See “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations” for additional information regarding proposals to reduce California’s Medi-Cal provider reimbursement rates. In addition, state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and health maintenance organizations, and could adversely affect our results of operations. To help balance the budget, California has enacted measures to reduce certain provider reimbursements and introduce copayments for certain services. For additional information regarding the proposed reductions in certain provider reimbursements, see “—A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.” These changes would require federal approval, but if implemented, also could reduce the amounts of payments that we receive from the state in connection with our state health programs business. Moreover, any enrollment freeze or significant delay in reimbursement payment could adversely affect our business, financial condition, cash flows and results of operations. For example, due to budget issues, the state of California delayed several of its 2011 monthly Medicaid payments to us. Although the state ultimately made these payments, the delays impacted our operating cash flow from quarter to quarter in 2011. The irregular timing of these payments could continue into 2012 and impact our cash flow.

If we fail to effectively maintain our information management systems, it could adversely affect our business.

Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems for our various businesses and these systems require the commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs and evolving industry and regulatory standards. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.

We are in the process of reducing the number of systems that we operate. Any difficulty or unexpected delay associated with the transition to or from information systems, including in connection with the decommissioning of a system or the implementation of a new system; any inability or failure to properly maintain information management systems; any failure to efficiently and effectively consolidate our information systems, including to renew technology and maintain technology currency or eliminate redundant or obsolete applications; or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory or other legal or compliance problems, significant increases in administrative expenses and/or other adverse consequences. If for any reason there is a business continuity interruption resulting in loss of access to or availability of data, we may not be able to meet the full demands of our customers and, in turn, our business, results of operations, financial condition and cash flow could be adversely impacted. In addition, we obtain significant portions of our systems-related and other services and facilities, including our data center, from independent third parties and are considering expanding our outsourced information technology arrangements. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”

The Department of Health and Human Services has mandated new standards in the electronic transmission of healthcare transactions, including claims, remittance, eligibility, claims status requests and related responses, and privacy and security standards, known as HIPAA 5010. Compliance with the new HIPAA 5010 electronic data transaction standards was required by January 1, 2012, though CMS recently announced that it will not enforce compliance with these standards until March 31, 2012. We have implemented the HIPAA 5010 requirements to be able to exchange 5010 formats with our trading partners. The failure of our trading partners to implement the HIPAA 5010 requirements in a compliant manner could result in additional costs and administrative burden to us and have other adverse effects. Furthermore, CMS has adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized. The new ICD-10 coding set is currently required to be implemented by October 2013. We will be required to incur significant additional expenses to implement and support the new ICD-10 coding set and to support the HIPAA 5010 requirements. In addition, our implementation and support of the requirements of the ACA could require the expenditure of significant resources. If we have not adequately implemented HIPAA 5010 and/or do not adequately implement the requirements of the ACA and ICD-10, our results of operations, financial condition and cash flows could be materially adversely affected.

In addition, we intend to enhance and modernize interactions with our customers, brokers, agents, providers, employees and other stakeholders through web-enabled technology, among other things. Our failure to maintain successful e-business capabilities could result in competitive and cost disadvantages for us as compared to our competitors.

We must comply with requirements relating to patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.

The Department of Health and Human Services has regulations in place under HIPAA relating to the privacy and security of protected health information (“PHI”). These regulations, as amended, require health plans, clearinghouses and providers to, among other obligations: comply with various requirements and restrictions related to the use, disclosure, storage, and transmission of PHI; adopt rigorous internal policies and procedures to safeguard PHI; and enter into specific written agreements with business associates that receive, use and/or create PHI on our behalf. HIPAA also established significant civil and criminal sanctions for violations. These regulations expose us to liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which became fully effective in February 2010, expanded HIPAA’s requirements for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for violations, and imposed notice obligations in the event of a breach of unsecured PHI. Although our contracts with our business associates provide for protections of PHI by our business associates, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and state and federal privacy and security laws and regulations has resulted in and may in the future result in significant costs to us due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by us or our business associates. See also “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”

If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, disclosure and disposal of individually identifiable health information or data, including PHI, by our businesses are regulated at the federal and state levels. Despite the privacy and security measures we have in place to ensure compliance with applicable laws and regulations, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber attack, misplaced or lost data, programming and/or human errors or other similar events. For example, in January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We subsequently commenced an investigation of the contents of the unaccounted for server drives, including a detailed forensic review by computer experts, and determined that certain of these unaccounted for drives contain PHI and other personally identifiable information relating to certain individuals. We reported the loss to authorities and notified affected individuals. This matter is under review by various regulatory authorities. In addition, we, and our third party vendor, are currently party to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to be affected by this incident. See “Part I—Item 3. Legal Proceedings” and “—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” for additional information about these actions and the associated risks.

A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems, and we have experienced external attacks on our network such as disruptive internet requests being targeted at us. While we currently expend significant resources to protect against cyber attacks and security breaches and have no evidence to suggest that such attacks have resulted in a breach of our systems, we may need to expend additional significant resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our systems. Further, any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our members during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or to implement adequate preventive measures for all situations.

Noncompliance with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential member information, whether by us, one of our business associates or another third party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; compensatory, special, punitive, and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could be substantial.

Under the Stock Purchase Agreement for the Northeast Sale, we are required to indemnify the Buyer and its affiliates for all pre-closing liabilities of the acquired business and for a broad range of excluded liabilities, including liabilities arising out of the acquired business incurred through the winding-up and running-out period of the acquired business. The Stock Purchase Agreement does not limit the amount or duration of our obligations to the Buyer and its affiliates with respect to these indemnities. As a result, in the event that the amount of these liabilities was to exceed our expectations, we could be responsible to the Buyer and its affiliates for substantial indemnification obligations, which could have an adverse effect on our business, financial condition and results of operations.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.

Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. In addition, we have a $600 million five-year revolving credit facility that expires in October 2016. As of December 31, 2011, we had $112.5 million outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We continually evaluate options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. In the past, credit markets experienced unusual uncertainty, and liquidity and access to capital markets continue to be constrained. Concern about the stability of the markets generally has led many lenders to reduce and in some cases cease to provide funding to borrowers. See “—If the current unfavorable economic conditions continue or further deteriorate, it could adversely affect our revenues and results of operations.” Consequently, in the event we need to access the credit markets, including to refinance our debt, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.

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

We are a holding company and substantially all of our cash flow is generated by our subsidiaries. Our regulated subsidiaries are subject to restrictions on the payment of dividends and maintenance of minimum levels of capital.

As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries’ ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended, certain of our subsidiaries must comply with certain minimum capital or tangible net equity (“TNE”) requirements. In addition, certain of our subsidiaries have agreed to certain undertakings to the Department of Managed Health Care, restricting dividends and loans to affiliates, to the extent that the payment of such would reduce its TNE below 130% of the minimum requirement, or reduce its cash-to-claims ratio below 1:1. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and free cash flow. For additional information regarding our regulated subsidiaries’ statutory capital requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.”

Our revolving credit facility contains restrictive covenants that could limit our ability to pursue our business strategies.

On October 24, 2011, we entered into a $600 million five-year revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure” for additional information regarding our revolving credit facility. Our revolving credit facility requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. Our revolving credit facility also requires us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Revolving Credit Facility” for details regarding our revolving credit facility.

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

We continue to evaluate the profitability realized or that we expect to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. For divestitures, success may also be dependent upon efficiently reducing general and administrative or other functions for our remaining operations. In the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer’s inability to fulfill these obligations could lead to future financial loss on our part. As a seller, we may have significant continuing indemnification, administrative services or other obligations to the buyer. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, significant post-closing obligations, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

On January 9, 2012, we announced that our subsidiary, HNL, has entered into a definitive agreement to sell its Medicare stand-alone Prescription Drug Plan business to an affiliate of CVS Caremark for approximately $160 million in cash. The sale is subject to closing conditions and regulatory approvals, including approval from CMS, and is expected to close in the second quarter of 2012. In addition, the Asset Purchase Agreement entered into in connection with the transaction contains certain termination rights, including that either party may terminate the Asset Purchase Agreement if the closing does not occur prior to May 1, 2012. If the Asset Purchase Agreement is terminated for any reason, HNL will be obligated to pay a termination fee of $20 million to the buyer. Among the other risks discussed above, if the transaction does not close or, if it closes and we are unable to reduce our general and administrative or other functions for our remaining operations, this could have an adverse impact on our business and financial condition.

The value of our intangible assets may become impaired.

Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $627 million as of December 31, 2011, representing approximately 17 percent of our total assets and 43 percent of our consolidated stockholders’ equity at December 31, 2011.

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

Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2011, our available-for-sale investment securities were approximately $1.6 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.

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

In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries’ portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations, illiquidity or otherwise, could have a negative effect on our stockholders’ equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.

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

Under the Stock Purchase Agreement, at the closing of the transactions contemplated by the agreement, we entered into a Non-Competition Agreement with the Buyer, pursuant to which we generally are prohibited from competing with the acquired business in the States of New York, New Jersey, Connecticut and Rhode Island for a period of five years from the closing, and from engaging in certain other restricted activities. Although we currently do not have any intention to engage in such prohibited activities during the term of the Non-Competition Agreement, circumstances could change and it may become in our best interests to engage in a business that is prohibited by the agreement. If this were to occur, in order to engage in the business we would be required to obtain the Buyer’s consent under the Non-Competition Agreement, which the Buyer could withhold in its discretion. In the event that we are unable to engage in a business due to the terms of the Non-Competition Agreement, this could have an adverse effect on our prospects, business, financial condition or results of operations.

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

The ACA includes broker and agent commissions as administrative expenses for purposes of calculating the minimum medical loss ratio. As a result, these expenses will be under the same cost reduction pressures as other administrative costs of health insurers, and there is pressure to make changes to existing commission structures for brokers and agents. For example, some of our competitors have reduced the commissions payable to brokers and agents for sales in the individual market, and we have implemented similar reductions in the individual market in California. Our relationships with brokers and agents could be adversely impacted by changes in our business practices to address these pressures, including potential reductions in commissions and changes in the treatment of consulting fees.

There have been a number of investigations and enforcement actions against insurance brokers and insurers over the last several years regarding allegedly inappropriate or undisclosed payments made by insurers to brokers for the placement of insurance business. For example, CMS has increased its scrutiny of insurance brokers and insurers regarding allegedly improper sales and marketing practices in connection with the sale of Medicare products. While we are not aware of any unlawful practices by the Company or any of our agents or brokers in connection with the marketing and sales of our products and services, we could be sanctioned as a result of unlawful acts by our agents or brokers. In addition, investigations by state attorneys general, CMS and other regulators, as well as regulatory changes initiated in several states in response to allegedly inappropriate broker conduct and broker payment practices, could result in changes in industry practices or negative publicity that could have an adverse effect on our ability to market our products.

We are dependent on our ability to recruit, manage, enable and retain a large workforce.

Our products and services and our operations require a large number of employees. As of December 31, 2011, we employed 7,351 individuals on a full-time basis and 120 individuals on a part-time or temporary basis. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objectives, which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing healthcare environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. Our business could be adversely affected if we are unable to recruit, manage, enable and retain talent and meet upcoming challenges and opportunities. In addition, the impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company.

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

The achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. In addition, the challenging economic conditions and uncertainties associated with health care reform, among other things, may make it particularly difficult to forecast our future performance. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

The market price of our common stock is volatile.

The market price of our common stock is subject to volatility. In 2011, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 11 managed care organizations, including Health Net, recorded an approximate 34.8% increase in its value, while the per share value of our common stock increased by 11.5%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor’s 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including health care reform, public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, competition, earnings, receivable collections or membership reports of particular industry participants, and market speculation about or actual merger and acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.

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

We have experienced a high turnover in our senior management team in the recent past and could experience high turnover in the future. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.

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

Disasters such as fires, floods, earthquakes, tornados, power losses, virus outbreaks, telecommunications failures, break-ins or similar events could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan which is intended to provide us with the ability to recover our critical information technology systems in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our principal executive offices in Woodland Hills, California. Our executive offices, comprising approximately 125,315 square feet, are occupied under a lease that will expire on December 31, 2014. A significant portion of our Western Region Operations segment is also housed in Woodland Hills, in a separate 333,954 square foot leased facility. The lease for this two-building facility expires December 31, 2021.

We also lease an aggregate of approximately 548,807 square feet of office space in Rancho Cordova, California which is used in our Western Region Operations and Government Contracts segments. The related leases expire at various dates ranging from 2012 to 2018. We also lease a total of approximately 67,293 square feet of office space in San Rafael, California for certain specialty services operations in our Western Region Operations and Government Contracts segments.

In addition to the office space referenced above, we lease approximately 61 sites in 15 states, totaling approximately 1,183,698 square feet of space, which is used in all of our segments. We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support all of our segments.

We believe that our ownership and rental costs are consistent with those associated with similar space in the applicable local areas. Our properties are well maintained, adequately meet our needs and are being utilized for their intended purposes.

Item 3. Legal Proceedings.

Litigation and Investigations Related to Unaccounted-for Server Drives

We are a defendant in three related litigation matters pending in California state and federal courts relating to information security issues. On January 21, 2011, International Business Machines Corp. (“IBM”), which handles our data center operations, notified us that it could not locate several hard disk drives that had been used in our data center located in Rancho Cordova, California. We have since determined that personal information of approximately two million former and current Health Net members, employees and health care providers is on the drives. Commencing on March 14, 2011, we provided written notification to the individuals whose information is on the drives. To help protect the personal information of affected individuals, we offered them two years of free credit monitoring services, in addition to identity theft insurance and fraud resolution and restoration of credit files services, if needed.

On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the “Central District of California”), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the “Eastern District of California”), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco (“San Francisco County Superior Court”) and the U.S. District Court for the Central District of California. The consolidated amended complaint in the federal action pending in the Eastern District of California is filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also names IBM as a defendant. It seeks to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and seeks statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion to dismiss the consolidated complaint. On January 20, 2012, the court issued an order dismissing the complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court, and gave the plaintiffs thirty days to file an amended complaint. On February 22, 2012, the court entered an order approving a stipulation giving the plaintiffs an additional sixty days, until April 21, 2012, to file an amended complaint.

The other federal court proceeding was instituted on July 7, 2011 in the Superior Court of California, County of Riverside and is brought on behalf of a putative nationwide class of all former and current members affected by this incident, and seeks to state similar claims against us, as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. On August 26, 2011, the plaintiff filed a motion to remand the case to state court. That motion was granted on September 30, 2011. On October 10, 2011, we filed an application for leave to appeal the remand order to the United States Court of Appeals for the Ninth Circuit. On January 30, 2012, the Court of Appeals granted the motion for leave to appeal and ordered the parties to submit briefs. The appeal is scheduled for oral argument on March 5, 2012. We have not yet filed a response to the complaint in this action.

The San Francisco Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California’s Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed an application for a writ of mandate with the California Court of Appeal seeking review of that ruling. We filed an opposition to that application. On January 26, 2012, the Court of Appeals issued an order indicating it might issue a peremptory writ regarding the enforceability of the arbitration agreement and inviting the parties to submit additional briefing.

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

We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages, present novel legal theories, involve disputed facts, represent a shift in regulatory policy, involve a large number of parties, claimants or regulatory bodies, are in the early stages of the proceedings, or could result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described above in this Item 3 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Item 3 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange, Inc. (“NYSE”) since January 2010.

	High	Low
Calendar Quarter—2010
First Quarter	$26.73	$22.23
Second Quarter	$28.18	$20.88
Third Quarter	$27.80	$23.05
Fourth Quarter	$29.75	$24.94
Calendar Quarter—2011
First Quarter	$32.85	$26.82
Second Quarter	$34.03	$29.36
Third Quarter	$32.62	$20.51
Fourth Quarter	$31.26	$21.46

On February 21, 2012, the last reported sales price per share of our common stock was $38.72 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Holders of Common Stock

As of February 21, 2012, there were 1,775 registered holders of record of our common stock.

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

Under our revolving credit facility, we cannot declare or pay cash dividends to our stockholders or purchase, redeem or otherwise acquire shares of our capital stock or warrants, rights or options to acquire such shares for cash except to the extent permitted under the revolving credit facility, which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.”

Stock Repurchase Program

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the year ended December 31, 2011, we repurchased 4.9 million shares of our common stock for aggregate consideration of approximately $149.8 million under our 2010 stock repurchase program. As of December 31, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception at an average price of $27.80 per share for aggregate consideration of $300 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. During the year ended December 31, 2011, we repurchased 8.7 million shares of our common stock for aggregate consideration of approximately $223.7 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2011 was $76.3 million. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.

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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2011, as of December 31, 2011:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b), (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b), (c)
January 1—January 31	1,211,977	(d)	$28.31	$34,315,821	1,211,720	$115,497,448
February 1—February 28	1,330,412	(d)	29.95	39,847,861	587,890	$97,853,713
March 1—March 31	1,714,865	(d)	30.73	52,705,924	1,713,100	$45,203,916
April 1—April 30	1,401,031		32.26	45,203,895	1,401,031	$—
May 1—May 31	210,000		31.41	6,595,827	210,000	$293,404,173
June 1—June 30	660,083	(d)	31.05	20,493,637	660,000	$272,913,180
July 1—July 31	601,711	(d)	30.67	18,451,871	600,000	$254,512,389
August 1—August 31	2,886,993	(d)	22.80	65,837,276	2,885,800	$188,702,874
September 1—September 30	1,688,787	(d)	24.66	41,650,466	1,687,900	$147,074,210
October 1—October 31	1,451,100		25.12	36,455,906	1,451,100	$110,618,304
November 1—November 30	1,212,536	(d)	28.43	34,475,207	1,205,200	$76,341,683
December 1—December 31	3,668	(d)	28.31	103,841	—	$76,341,683

	14,373,163	(d)	$27.56	$396,137,532	13,613,741

(a)	During the twelve months ended December 31, 2011, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.
(b)	On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. The 2010 stock repurchase program was completed in April 2011.
(c)

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased. Our 2011 stock repurchase program does not have an expiration date. During the twelve months ended December 31, 2011, we did not have any repurchase program that expired, other than our 2010 stock repurchase program, and we did not terminate any repurchase program prior to its expiration date.
(d)	Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph

The following graph compares the performance of the Company’s Common Stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index. We calculate year-end values based on the closing prices from the final trading days in December 2006, 2007, 2008, 2009, 2010 and 2011. The graph assumes that $100 was invested on December 31, 2006 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies’ stock performance on the basis of market capitalization at the beginning of each annual period.

The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Health Net	$100.00	$99.26	$22.38	$47.86	$56.08	$62.52
Standard & Poor’s 500 Index	$100.00	$105.49	$66.47	$84.06	$96.74	$98.76
Industry Peer Group Index	$100.00	$115.57	$52.05	$66.43	$72.19	$96.94

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

Item 6. Selected Financial Data.

The following selected financial and operating data as of and for the years ended December 31, 2011, 2010, and 2009 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2008 and 2007 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$10,364,278	$9,996,888	$12,440,589	$12,392,006	$11,435,314
Government contracts	1,416,619	3,344,483	3,104,700	2,835,261	2,501,677
Net investment income	74,161	71,181	105,930	91,042	120,176
Administrative services fees and other income	11,532	21,133	62,022	48,280	51,104
Northeast administrative services fees and other	34,446	186,167	—	—	—

Total revenues	$11,901,036	$13,619,852	$15,713,241	$15,366,589	$14,108,271

INCOME SUMMARY (1):
Net income (loss)	$72,120	$204,243	$(49,004)	$95,003	$193,697

NET INCOME (LOSS) PER SHARE—DILUTED (1):
Net income (loss)	$0.80	$2.06	$(0.47)	$0.88	$1.70

Weighted average shares outstanding:
Diluted	89,970	99,232	103,849	107,610	113,829
BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$1,790,397	$2,022,112	$2,079,815	$2,172,859	$2,564,295
Total assets	3,607,669	4,131,693	4,282,651	4,816,350	4,933,055
Loans payable—Current	—	—	104,007	27,335	35,000
Loans payable—Long term	112,500	—	100,000	253,992	112,363
Senior notes payable	398,890	398,685	398,480	398,276	398,071
Total stockholders’ equity (2)	1,443,146	1,694,416	1,695,783	1,752,126	1,875,582
OPERATING DATA:
Pretax margin	1.5%	2.4%	(0.2)%	1.0%	2.5%
Western Region Operations health plans services medical care ratio (MCR) (3)	86.4%	86.6%	86.7%	87.4%	85.4%
Western Region Operations G&A expense ratio (3)	8.9%	8.9%	8.4%	8.3%	11.1%
Western Region Operations selling costs ratio (3)	2.3%	2.4%	2.4%	2.7%	2.9%
Western Region Operations health plan services premiums per member per month (PMPM) (3)	$293.27	$282.57	$272.85	$256.72	$263.54
Western Region Operations health plan services costs PMPM (3)	$253.42	$244.58	$236.61	$224.44	$225.00
Net cash provided by operating activities (4)	$103,380	$308,038	$82,659	$58,741	$476,904
Net cash provided by (used in) investing activities	$222,227	$(200,593)	$(135,174)	$(67,871)	$(230,195)
Net cash (used in) provided by financing activities (4)	$(445,492)	$(440,110)	$67,117	$(329,686)	$55,502

(1)

For 2011, includes a $181 million pretax expense related to a litigation judgment in the first quarter. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve true-ups, partially offset by pretax costs of $25.2 million related to our general and administrative cost reduction efforts. For 2010, includes pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. For

2009, includes pretax charges of $105.9 million for loss on Northeast Sale, $174.9 million of asset impairment on Northeast operations and $123.6 million related to our operations strategy, reductions for litigation reserve true-ups and Northeast Sale-related expenses. For 2008, includes pretax charges of $175.1 million for costs related to our operations strategy, legal and regulatory fees primarily associated with our rescission practices, estimated costs related to the settlement agreement for a large class action lawsuit, and other-than-temporary impairments of investments. For 2007, includes a $306.8 million pretax litigation and regulatory-related charge.
(2)	No cash dividends were declared in any of the years presented.
(3)	The amounts for 2007 are presented for total health plan services and may not be comparable to those for the years ended December 31, 2011, 2010, 2009 and 2008.
(4)	Certain items have been reclassified between operating and financing activities in the consolidated statements of cash flows for all periods presented. See Note 2 to our Consolidated Financial Statements for more information on this reclassification.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

General

We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 5.0 million individuals, including our own health plan members. Our subsidiaries also offer managed health care products related to prescription drugs, and offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results

We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations, each of which is described below. As a result of entering into a definitive agreement in January 2012 to sell our Medicare stand-alone PDP business (see “—Recent Developments”), we will undertake a review of our reportable segments in the first quarter of 2012 to determine if there should be any changes to our reportable segments.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. We have approximately 3.0 million medical members (including Medicare stand-alone PDP members) in our Western Region Operations reportable segment.

Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.0 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. We also provide behavioral health services to military families under the Department of Defense Military and Family Life Consultant (“MFLC”) contract, which is included in our Government Contracts segment.

Prior to its conclusion on March 31, 2011, our previous TRICARE contract for the North Region was included in our Government Contracts segment. Under our previous TRICARE contract for the North Region, we provided health care services to approximately 3.1 million MHS eligible beneficiaries, including 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided administrative services only (ASO).

For periods prior to the Northeast Sale in 2009 (see Note 2 to our consolidated financial statements), our Northeast Operations reportable segment included our commercial, Medicare and Medicaid health plan operations conducted in Connecticut, New Jersey and New York. For periods following the Northeast Sale through June 30, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of HNL in Connecticut and

New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements. For additional information on the Transitioning HNL Members, the United Administrative Services Agreements and the Claims Servicing Agreements, see Note 2 to our consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.”

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

G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, business expansion initiatives, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.

We measure our Government Contracts segment profitability based on pretax income, which is calculated as government contracts revenue less government contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts pretax income.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on our T-3 contract.

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

Health Care Reform Legislation

During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The provisions of the new legislation include, among others, imposing significant new taxes and fees on health insurers that may not be deductible for income tax purposes, including a health insurer fee on fully insured premiums and an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), limiting Medicare Advantage payment rates, increasing mandated benefits, eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increasing restrictions on rescinding coverage, or “rescissions,” prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members, limiting the ability of health plans to vary premiums based on assessments of underlying risk, limiting the amount of compensation paid to health insurance executives that is tax deductible, expanding regulations that govern premium rate increase requests, in addition to requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage. Some provisions of the health care reform legislation became effective in 2010, including those that increase the restrictions on rescissions, those that bar health insurance companies from placing lifetime limits on “essential benefits,” which are only partially defined, those that prohibit annual limits below specified caps for essential benefits for some benefit plans and those that require health plans to cover certain out-of-network services with no additional co-pay to their enrollees. Some provisions that significantly increase federal regulation of the handling of appeals and grievances were to become effective in 2010, but enforcement of certain of the provisions was postponed until July 1, 2011 and a subset of those again until January 1, 2012.

Various aspects of the health care reform legislation could have an adverse impact on our revenues, enrollment and premium growth in certain products and market segments and the cost of operating our business. Among other things, the legislation will require premium rate review in certain market segments, and require premium rebates in the event minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, the legislation will lower the rates of Medicare payments we receive, may make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, which is expected to increase our effective tax rate in future periods. However, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The new legislation will also impose a sales tax on medical device manufacturers and increase the amount of fees pharmaceutical manufacturers pay (both of which in turn could increase our medical costs). We could also face additional competition as competitors seize on opportunities to expand their business as a result of the new legislation, though there remains considerable uncertainty about the impact of these changes on the health insurance market as a whole and what actions our competitors could take. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise reducing general and administrative expenses. Because of the magnitude, scope and complexity of the new legislation, we also need to dedicate substantial resources and incur material expenses to implement the new legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.

There are numerous steps required to implement this legislation, with clarifying regulations and other guidance expected over several years. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined. Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety.

Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that are more exacting than the federal health care reform requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. These kinds of state regulations and legislations could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

Due to the unsettled nature of these reforms and the numerous steps required to implement them, we cannot predict how future regulations and laws, including state laws, implementing the health care reform legislation will impact our business. To date, the legislation has not had a material adverse impact on our business, financial results and results of operations. However, in the future, depending in part on the ultimate requirements of the legislation, it could have a material adverse effect on our business, financial condition and results of operations.

For additional information on federal and state health care reform and other potential new laws and regulations, as well as a discussion of the related risks that we face, see “Item 1. Business—Government Regulation—Federal Legislation and Regulation—Health Care Reform Legislation,” “Item 1A. Risk Factors—Federal health care reform legislation could have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “Item 1A. Risk Factors—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us.”

Recent Developments

On January 9, 2012, we announced that our subsidiary, HNL, has entered into a definitive agreement to sell its Medicare stand-alone Prescription Drug Plan (“Medicare PDP”) business to a subsidiary of CVS Caremark for approximately $160 million in cash.

The transaction is subject to closing conditions and applicable regulatory approvals, including approval from the Centers for Medicare and Medicaid Services (“CMS”), and is expected to close in the second quarter of 2012. As of December 31, 2011, we had approximately 400,000 Medicare PDP members in 49 states and the District of Columbia. Annualized revenue for the Medicare PDP business is approximately $490 million. We will continue to provide prescription drug plans for our Medicare Advantage plan offerings.

2011 Financial Performance Summary

Health Net’s financial performance in 2011 is summarized as follows:

•

In the year ended December 31, 2011, we reported net income of $72.1 million or $0.80 per diluted share as compared to a net income of $204.2 million or $2.06 per share, for the same period in 2010. Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense related to a judgment in the AmCareco litigation (as defined in “Results of Operations—Consolidated Results—Summary of Operating Results— Year Ended December 31, 2011 compared to Year Ended December 31, 2010”). In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve true-ups, partially offset by pretax costs of $25.2 million related to our general and administrative cost reduction efforts. For additional information on our cost management initiatives, see “Item 1A. Risk Factors—If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.” Our operating results for the year ended December 31, 2010 were impacted by pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.

•	Western Region Operations enrollment was approximately 3.0 million as of December 31, 2011, an increase of 29,000 members, or 1.0 percent, compared to December 31, 2010.

•	Total revenues for the year ended December 31, 2011 decreased by approximately 12.6 percent to $11.9 billion from the same period in 2010;

•	Western Region Operations segment pretax income increased to $264.4 million in 2011 compared to $244.5 million in 2010;

•	Government Contracts segment pretax income increased to $185.2 million in 2011 compared to $178.7 million in 2010;

•	Northeast Operations segment pretax loss was $(71.2) million in 2011 compared to $(68.7) million in 2010; and

•	Net cash provided by operating activities totaled $103.4 million for the year ended December 31, 2011 compared to $308.0 million for the same period in 2010.

RESULTS OF OPERATIONS

Consolidated Results

The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$10,364,278	$9,996,888	$12,440,589
Government contracts	1,416,619	3,344,483	3,104,700
Net investment income	74,161	71,181	105,930
Administrative services fees and other income	11,532	21,133	62,022
Northeast administrative services fees and other	34,446	186,167	—

Total revenues	11,901,036	13,619,852	15,713,241

Expenses
Health plan services (excluding depreciation and amortization)	8,948,349	8,609,117	10,731,951
Government contracts	1,237,884	3,168,160	2,939,722
General and administrative	1,128,185	956,264	1,361,956
Selling	238,199	238,759	330,112
Depreciation and amortization	32,209	34,800	53,042
Interest	32,148	34,880	40,887
Northeast administrative and claims services expenses	145,879	279,434	—
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(40,815)	(41,959)	105,931
Asset impairments	—	6,000	174,879
Early debt extinguishment charge	—	3,532	—

Total expenses	11,722,038	13,288,987	15,738,480

Income (loss) from operations before income taxes	178,998	330,865	(25,239)
Income tax provision	106,878	126,622	23,765

Net income (loss)	$72,120	$204,243	$(49,004)

Net income (loss) per share:
Basic	$0.81	$2.08	$(0.47)
Diluted	$0.80	$2.06	$(0.47)

Summary of Operating Results

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In the year ended December 31, 2011, we reported net income of $72.1 million or $0.80 per diluted share as compared to net income of $204.2 million or $2.06 per diluted share for the same period in 2010. Pretax margin was 1.5 percent for 2011 compared to 2.4 percent for 2010.

Our total revenues decreased 12.6 percent in the year ended December 31, 2011 to $11.9 billion from $13.6 billion in the same period in 2010. This decrease was primarily driven by the decline in our Government Contracts revenue due to the impact of the T-3 contract for the TRICARE North Region. Our Government contracts revenues decreased by 57.6 percent in 2011 to $1.4 billion from $3.3 billion in 2010. The Government contracts costs decreased by 60.9 percent in 2011 to $1.2 billion from $3.2 billion in 2010. The declines in our Government contracts revenues and costs are due to the change from our prior contract for the TRICARE North

Region to our T-3 contract that commenced on April 1, 2011. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.

Health plan services premium revenues increased by 3.7 percent to $10.4 billion in the year ended December 31, 2011, compared with $10.0 billion in the year ended December 31, 2010. Health plan services expenses increased from $8.6 billion in the year ended December 31 2010 to $8.9 billion in the year ended December 31, 2011. Investment income increased to $74.2 million in the year ended December 31, 2011 compared with $71.2 million in the year ended December 31, 2010.

We were previously a defendant in two related litigation matters (the “AmCareco litigation”) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries which merged into Health Net, Inc. in January 2001. During the year ended December 31, 2011, we fully satisfied the entirety of a judgment relating to the AmCareco litigation, paying a total of $181 million to the three receivers, inclusive of all accrued interest and court costs. Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense incurred in connection with the AmCareco litigation. This expense was recorded as part of our G&A expenses. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve true-ups, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts. Our operating results for the year ended December 31, 2010 were impacted by pretax expenses of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve true-ups and a $42.0 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.

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

Our Government contracts revenues increased 7.7 percent in 2010 to $3.3 billion from $3.1 billion in 2009. The Government contracts costs increased 7.8 percent in 2010 to $3.2 billion from 2.9 billion in 2009.

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

Days Claims Payable

Days claims payable (“DCP”) for the year ended December 31, 2011 was 37.2 days compared with 39.9 days for the year ended December 31, 2010. On an adjusted basis (adjusting to exclude capitation, provider and other claim settlements and Medicare Advantage-Prescription Drug (“MAPD”) and stand-alone PDP payables/costs), DCP in the year ended December 31, 2011 was 54.5 days compared with 57.2 days in the year ended December 31, 2010. Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP.

DCP is calculated by dividing the amount of reserve for claims and other settlements (“Claims Reserve”) by health plan services cost (“Health Plan Costs”) during the year and multiplying that amount by the number of days in the year. The following table presents an adjusted DCP metric which subtracts capitation, provider and other claim settlements and MAPD and stand-alone PDP payables/costs from the Claims Reserve and Health Plan Costs. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP calculated from claims-based reserves than does GAAP DCP, which includes such costs. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Reconciliation of Adjusted Days Claims Payable:

	Year Ended December 31,
	2011	2010
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements	$912.1	$942.0
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Payables	(90.7)	(108.7)

(2) Reserve for Claims and Other Settlements—Adjusted	$821.4	$833.3
(3) Health Plan Services Cost	$8,948.3	$8,609.1
Less: Capitation, Provider and Other Claim Settlements and MAPD and stand-alone PDP Costs	(3,450.2)	(3,291.1)

(4) Health Plan Services Cost—Adjusted	$5,498.1	$5,318.0
(5) Number of Days in Period	365	365
(1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	37.2	39.9
(2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	54.5	57.2

Income Tax Provision

Our income tax expense and the effective income tax rate for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(Dollars in millions)
Income tax expense	$106.9	$126.6	$23.8
Effective income tax rate	59.7%	38.3%	94.2%

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2011 due primarily to state income taxes, tax-exempt investment income, and most significantly due to the effect of a valuation allowance against deferred tax assets established as a result of the decision rendered in 2011 in the AmCareco litigation (see “—Consolidated Results” for additional information regarding the AmCareco litigation).

The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2010 due primarily to state and local income taxes. The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2009 due primarily to nondeductible goodwill impairment and the tax benefit associated with the Northeast Sale. The effective income tax rate in 2009 is an inverse ratio to the pretax loss. In 2009, we reported a tax expense associated with a pretax loss because a significant portion of the loss on sale of our Northeast health plan subsidiaries and the associated goodwill impairment is nondeductible for tax reporting purposes.

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

Western Region Operations Segment Membership

				Change
	As of December 31,			2011 v 2010		2010 v 2009
	2011	2010	2009	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	(Membership in thousands)
California
Large Group	826	843	870	(17)	(2.0)%	(27)	(3.1)%
Small Group and Individual	308	348	357	(40)	(11.5)%	(9)	(2.5)%

Commercial Risk	1,134	1,191	1,227	(57)	(4.8)%	(36)	(2.9)%
ASO	—	—	5	—	—%	(5)	(100.0)%

Total Commercial	1,134	1,191	1,232	(57)	(4.8)%	(41)	(3.3)%
Medicare Advantage	125	133	137	(8)	(6.0)%	(4)	(2.9)%
Medi-Cal/Medicaid	1,009	901	857	108	12.0%	44	5.1%

Total California	2,268	2,225	2,226	43	1.9%	(1)	—%

Arizona
Large Group	77	56	59	21	37.5%	(3)	(5.1)%
Small Group and Individual	63	41	37	22	53.7%	4	10.8%

Commercial Risk	140	97	96	43	44.3%	1	1.0%
Medicare Advantage	41	49	65	(8)	(16.3)%	(16)	(24.6)%

Total Arizona	181	146	161	35	24.0%	(15)	(9.3)%

Oregon (including Washington)
Large Group	50	51	72	(1)	(2.0)%	(21)	(29.2)%
Small Group and Individual	42	44	46	(2)	(4.5)%	(2)	(4.3)%

Commercial Risk	92	95	118	(3)	(3.2)%	(23)	(19.5)%
Medicare Advantage	39	40	25	(1)	(2.5)%	15	60.0%

Total Oregon (including Washington)	131	135	143	(4)	(3.0)%	(8)	(5.6)%

Total Health Plan Enrollment
Large Group	953	950	1,001	3	0.3%	(51)	(5.1)%
Small Group and Individual	413	433	440	(20)	(4.6)%	(7)	(1.6)%

Commercial Risk	1,366	1,383	1,441	(17)	(1.2)%	(58)	(4.0)%
ASO	—	—	5	—	—%	(5)	(100.0)%

Total Commercial	1,366	1,383	1,446	(17)	(1.2)%	(63)	(4.4)%
Medicare Advantage	205	222	227	(17)	(7.7)%	(5)	(2.2)%
Medi-Cal/Medicaid	1,009	901	857	108	12.0%	44	5.1%
Medicare PDP (stand-alone)	382	427	460	(45)	(10.5)%	(33)	(7.2)%

	2,962	2,933	2,990	29	1.0%	(57)	(1.9)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Total Western Region Operations enrollment at December 31, 2011 was approximately 3.0 million members, an increase of 1.0 percent compared with enrollment at December 31, 2010. Total enrollment in our California health plan increased by 1.9 percent to approximately 2.3 million members from December 31, 2010 to December 31, 2011.

Western Region Operations commercial enrollment declined by 1.2 percent from December 31, 2010 to approximately 1.4 million members at December 31, 2011, primarily due to pricing competition and overall weak employment levels. Enrollment in our large group segment increased by less than 1 percent or 3,000 members to 953,000 members at December 31, 2011. Enrollment in our small group and individual segment in the Western Region Operations decreased by 4.6 percent, from 433,000 members at December 31, 2010 to 413,000 members at December 31, 2011 primarily due to pricing competition and overall weak employment levels. Membership in our tailored network products increased by 35.1 percent, or 111,000 members, from December 31, 2010 to December 31, 2011 as our customers increasingly made purchasing decisions based on the financial value of the product rather than broader network choice in 2011. As of December 31, 2011, tailored network products accounted for 31.3 percent of our Western Region Operations commercial enrollment compared with 22.9 percent at December 31, 2010. For additional information on our tailored network products, see “Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations.”

Enrollment in our Medicare Advantage plans in the Western Region Operations at December 31, 2011 was 205,000 members, a decrease of 7.7 percent compared with December 31, 2010. The decline in Medicare Advantage membership was due to a loss of 8,000 members in Arizona, 8,000 members in California and 1,000 members in Oregon. Membership in our Medicare PDP plans was 382,000 at December 31, 2011, a 10.5 percent decrease compared with December 31, 2010. This decline in Medicare membership was primarily driven by our inability to enroll new members due to the sanctions imposed against us by CMS.

Medicaid enrollment in California increased by 108,000 members or 12.0 percent to 1,009,000 members as of December 31, 2011 compared with December 31, 2010. The increase in the Medicaid membership includes the impact of our participation in California’s Seniors and Persons with Disabilities (“SPD”) program and expansion into additional counties. We added approximately 52,000 new SPD members as of December 31, 2011. On November 2, 2010, CMS approved California’s Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment began in June 2011 and will continue to be phased in over a twelve month period.

We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2011, 468,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 54% of our Medi-Cal membership and approximately 46% of our membership in all California state health programs. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. On March 29, 2010, the DHCS executed an amendment to extend our contract for a second 24-month extension period ending March 31, 2012. On December 1, 2011, our contract with DHCS was extended for a third 24-month period ending March 31, 2014.

Our subsidiary, Health Net of California, Inc. (“HN California”), participates in CHIP, which, in California, is known as the Healthy Families program. Commencing with the 2011-12 Healthy Families benefit year that started October 1, 2011, HN California no longer offers the Healthy Families EPO product. As a result, over 1,500 Healthy Families EPO members have transitioned to other carriers in the counties we serve with this product. In addition, HN California no longer offers the Healthy Families HMO in Marin County, California, resulting in approximately 590 members being transitioned to other carriers.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Total Western Region Operations enrollment at December 31, 2010 was approximately 2.9 million members, a decrease of 1.9 percent compared with enrollment at December 31, 2009. Total enrollment in our California health plan remained the same at approximately 2.2 million members from December 31, 2009 to December 31, 2010.

Western Region Operations commercial enrollment declined by 4.4 percent from December 31, 2009 to approximately 1.4 million members at December 31, 2010. Enrollment in our large group segment declined by 5.1 percent or 51,000 members to 950,000 members at December 31, 2010. Enrollment in our small group and individual segment in the Western Region Operations decreased by 1.6 percent, from 440,000 members at

December 31, 2009 to 433,000 members at December 31, 2010, consistent with the overall weak employment levels in our Western markets. Partially offsetting the decrease in membership from the weak economy was a 15.2 percent increase, or 42,000 new members, in our tailored network products from December 31, 2009 to December 31, 2010. As of December 31, 2010, tailored network products accounted for 22.9 percent of our Western Region Operations commercial enrollment compared with 19 percent at December 31, 2009.

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

Medicaid enrollment in California increased by 44,000 members or 5.1 percent, from December 31, 2009 to 901,000 members as of December 31, 2010. The increase in Medicaid enrollment was attributable to an increase in the Medicaid-eligible population due to high unemployment and a downturn in economic conditions.

Western Region Operations Segment Results

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$10,361,934	$9,925,738	$9,850,783
Net investment income	74,092	70,279	67,568
Administrative services fees and other income	11,532	26,547	38,737

Total revenues	10,447,558	10,022,564	9,957,088
Health plan services	8,954,218	8,591,161	8,542,361
General and administrative	926,739	881,759	833,476
Selling	237,997	235,608	233,278
Depreciation and amortization	32,197	34,634	36,745
Interest	31,963	34,880	41,015

Total expenses	10,183,114	9,778,042	9,686,875

Income from operations before income taxes	264,444	244,522	270,213
Income tax provision	96,169	91,709	100,842

Net income	$168,275	$152,813	$169,371

Pretax margin	2.5%	2.4%	2.7%
Commercial premium yield	5.1%	7.9%	9.4%
Commercial premium PMPM (d)	$358.04	$340.81	$315.73
Commercial health care cost trend	4.0%	7.1%	9.6%
Commercial health care cost PMPM (d)	$305.27	$293.51	$274.05
Commercial MCR (e)	85.3%	86.1%	86.8%
Medicare Advantage MCR (e)	90.3%	88.8%	88.1%
Medicare PDP (stand-alone) MCR (e)	84.1%	77.2%	78.4%
Total Medicare MCR (e)	89.3%	86.9%	86.6%
Medicaid MCR (e)	85.5%	87.7%	86.6%
Health plan services MCR (a)	86.4%	86.6%	86.7%
G&A expense ratio (b)	8.9%	8.9%	8.4%
Selling costs ratio (c)	2.3%	2.4%	2.4%

(a)	MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as G&A expenses divided by the sum of health plan services premiums and administrative services fees and other income.
(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.
(d)	PMPM is calculated based on commercial at-risk member months and excludes ASO member months.
(e)	MCR is calculated as commercial, Medicare Advantage, Medicare PDP (stand-alone), total Medicare, or Medicaid health care cost divided by commercial, Medicare Advantage, Medicare PDP (stand-alone), total Medicare or Medicaid premiums, as applicable.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues in the Western Region Operations in the year ended December 31, 2011 increased 4.2 percent to $10.4 billion compared to the same period in 2010 primarily due to increases in premiums revenues. Health plan services premiums revenues in the Western Region Operations increased 4.4 percent to $10.4 billion for the year ended December 31, 2011 compared to the same period in 2010.

Investment income in the Western Region Operations increased to $74.1 million for the year ended December 31, 2011 from $70.3 million for the same period in 2010 due to an increase in realized gains.

Health Plan Services Expenses

Health plan services expenses in the Western Region Operations were $9.0 billion for the year ended December 31, 2011 compared to $8.6 billion for the year ended December 31, 2010.

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 5.1 percent to approximately $358 for the year ended December 31, 2011 compared to an increase of 7.9 percent to approximately $341 in the same period of 2010. This percentage change decrease in the 2011 premium yield compared to that in 2010 is due to geographic and product mix including higher percentage of members enrolled in tailored network as discussed above in the “Western Region Operations Segment Membership” section.

Commercial health care costs PMPM in the Western Region Operations increased by 4.0 percent to approximately $305 in the year ended December 31, 2011 compared to an increase of 7.1 percent to approximately $294 in the year ended December 31, 2010. The commercial health care cost trends for physician, hospital and pharmacy were 4.1 percent, 3.1 percent and 9.5 percent, respectively, in 2011. The increase in the 2011 health care cost trend is driven by higher unit cost; particularly, pharmacy cost trend in 2011, which is primarily driven by price increases on branded medications in advance of upcoming generic conversions of certain drugs. The commercial health care cost trends for physician, hospital and pharmacy in 2010 was 7.6 percent, 6.0 percent and 11.1 percent, respectively. These decreasing health care cost trends seen in 2011 as compared to the trends seen in 2010 are primarily due to a higher percentage of members enrolled in our tailored network products and lower utilization trends.

Medical Care Ratios

The health plan services MCR in the Western Region Operations was 86.4 percent for the year ended December 31, 2011 compared with 86.6 percent for the year ended December 31, 2010.

The Western Region Operations commercial MCR was 85.3 percent for the year ended December 31, 2011, compared with 86.1 percent for the year ended December 31, 2010. This is due to an increase in commercial premium yields outpacing the health care cost increase.

The Medicare Advantage MCR in the Western Region Operations was 90.3 percent for the year ended December 31, 2011 compared with 88.8 percent for the year ended December 31, 2010. The Medicare PDP (stand-alone) MCR was 84.1 percent for the year ended December 31, 2011 compared with 77.2 percent for the same period in 2010. Total Medicare MCR in the Western Region Operations was 89.3 percent for the year ended December 31, 2011 compared to 86.9 percent for the same period in 2010. These increases are due to the adverse effect of enrollment declines driven by our inability to enroll new members due to the sanctions imposed against us by CMS in 2010.

The Medicaid MCR was 85.5 percent for the year ended December 31, 2011 compared with 87.7 percent for the year ended December 31, 2010. This decrease is due to an increase in the premium yield outpacing the increase in the Medicaid health care cost trend.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $926.7 million for the year ended December 31, 2011 compared with $881.8 million for the year ended December 31, 2010. The G&A expense ratio was flat at 8.9 percent for each of the years ended December 31, 2010 and 2011.

Selling expense in our Western Region Operations was $238.0 million for the year ended December 31, 2011 compared with $235.6 million for the year ended December 31, 2010. The selling costs ratio was 2.3 percent and 2.4 percent for each of the years ended December 31, 2011 and 2010, respectively.

Interest expense was $32.0 million for the year ended December 31, 2011 compared with $34.9 million for the year ended December 31, 2010. The year over year decline is due to lower letter of credit fees.

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

Commercial Premium Yield and Health Care Cost Trends

In the Western Region Operations, commercial premium yields PMPM increased by 7.9 percent to approximately $341 for the year ended December 31, 2010 compared with approximately $316 in the same period of 2009. This increase was due to continued pricing discipline.

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

The Western Region Operations commercial MCR was 86.1 percent for the year ended December 31, 2010, compared with 86.8 percent for the year ended December 31, 2009. The 70 basis point reduction for the year ended December 31, 2010 was primarily due to our continuing pricing and underwriting discipline and more moderate health care cost increases.

The Medicare Advantage MCR in the Western Region Operations was 88.8 percent for the year ended December 31, 2010 compared with 88.1 percent for the year ended December 31, 2009. This increase in the Medicare Advantage MCR was due to a higher than expected health care cost trend. The Medicare PDP (stand-alone) MCR was 77.2 percent for the year ended December 31, 2010 compared with 78.4 percent for the same period in 2009. The 120 basis point improvement was consistent with our 2010 bid strategy. Total Medicare MCR in the Western Region Operations was 86.9 percent for the year ended December 31, 2010 compared to 86.6 percent for the same period in 2009.

Medicaid MCR was 87.7 percent for the year ended December 31, 2010 compared with 86.6 percent for the year ended December 31, 2009. This increase was due to higher inpatient hospital and physician costs.

G&A, Selling and Interest Expenses

G&A expense in the Western Region Operations was $881.8 million for the year ended December 31, 2010 compared with $833.5 million for the year ended December 31, 2009. The G&A expense ratio increased 50 basis points from 8.4 percent for the year ended December 31, 2009 to 8.9 percent for the year ended December 31, 2010, and was primarily due to increases in claims and enrollment processing fees and other outsourcing costs and higher investments in information technology as we prepare for health care reform.

Selling expense in our Western Region Operations was $235.6 million for the year ended December 31, 2010 compared with $233.3 million for the year ended December 31, 2009. The selling costs ratio was flat at 2.4 percent for each of the years ended December 31, 2010 and 2009.

Interest expense was $34.9 million for the year ended December 31, 2010 compared with $41.0 million for the year ended December 31, 2009. The decline was due to the decrease in our total outstanding debt, including the retirement of our amortizing financing facility in May 2010. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information.

Government Contracts Reportable Segment

On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract.

Government Contracts Segment Membership

	2011	2010	2009
	(Membership in thousands)
Membership under T-3 TRICARE contract and North Region TRICARE contract	3,004	3,090	3,067

Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.0 million MHS eligible beneficiaries as of December 31, 2011.

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

As of December 31, 2010 and 2009, under our previous TRICARE contract for the North Region (which expired on March 31, 2011), we provided health care services to approximately 3.1 million MHS eligible beneficiaries. Included in the 3.1 million eligible beneficiaries were 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided administrative services only.

In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in 8 states covering approximately 18,000 enrollees and provide behavioral health services to military families under the DoD MFLC contract. Services under the MFLC contract began on April 1, 2007 and are contracted through July 25, 2012. On December 13, 2010, the Department of Defense issued a Request for Proposals for the follow-on MFLC contract. We anticipate that the Department of Defense will request that final proposal revisions be submitted in March 2012 with a contract award by the second quarter of 2012. Revenues from the MFLC contract were $259 million for the year ended December 31, 2011. For additional information on the risks associated with our MFLC contract and the pending re-competition of the contract, see “Item 1A. Risk Factors —A significant reduction in revenues from the government programs in which we participate could have an adverse effect on our business, financial condition or results of operations.”

Government Contracts Segment Results

The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Government contracts revenues	$1,416,619	$3,344,483	$3,104,700
Government contracts costs	1,231,388	3,165,747	2,936,090

Income from operations before income taxes	185,231	178,736	168,610
Income tax provision	75,092	73,197	69,102

Net income	$110,139	$105,539	$99,508

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Government contracts revenues decreased by $1,927.9 million, or 57.6 percent, for the year ended December 31, 2011 as compared to the same period in 2010. Government contracts costs decreased by $1,934.4 million or 61.1 percent for the year ended December 31, 2011 as compared to the same period in 2010. These declines were primarily due to the impact of the new T-3 contract for the TRICARE North Region, under which health care costs and related reimbursements are excluded from our consolidated statement of operations as a result of moving from a risk-based contract to a cost reimbursement plus fixed fee contract.

Our previous TRICARE contract for the North Region included a target cost and underwriting fee for reimbursed health care costs, which was negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognized changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2011, we recognized a decrease in revenue of $42 million and a decrease in cost of $52 million. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million.

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

Northeast Operations Reportable Segment Results

The following table summarizes the operating results for the Northeast Operations reportable segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Health plan services premiums	$2,344	$71,150	$2,589,806
Net investment income	69	902	38,362
Administrative services fees and other income	—	46	23,285
Northeast administrative services fees and other	34,446	186,167	—

Total revenues	36,859	258,265	2,651,453
Health plan services	930	64,465	2,194,389
General and administrative	1,714	15,665	403,683
Selling	202	3,151	96,834
Depreciation and amortization	12	166	16,297
Interest	185	—	(128)
Northeast administrative services expenses	145,879	279,434	—
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(40,815)	(41,959)	105,931
Asset impairment	—	6,000	—

Total expenses	108,107	326,922	2,817,006
Loss from operations before income taxes	(71,248)	(68,657)	(165,553)
Income tax benefit	(34,444)	(29,256)	(42,361)

Net loss	$(36,804)	$(39,401)	$(123,192)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The decreases in the revenues and expenses in the Northeast Operations segment in 2011 from 2010 reflect the ongoing run-out and wind-down of the Acquired Companies. For additional information on the United Administrative Services Agreements, the Claims Servicing Agreements and the ongoing run out and wind-down of the Acquired Companies, see Note 2 to the consolidated financial statements under the heading “Subsequent Accounting for the Northeast Sale.”

Our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries as a result of purchase price true-up. Our operating results for the year ended December 31, 2010 were impacted by a $6.0 million goodwill impairment, reduced by a $42.0 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 2 to our consolidated financial statements for additional information regarding the goodwill impairment and the adjustment to loss on sale of our Northeast health plan subsidiaries.

On July 1, 2011, the United Administrative Services Agreements terminated following the completion of the membership transition. At that time we entered into Claims Servicing Agreements pursuant to which we adjudicate run out claims and provide limited other administrative services to United and its affiliates. The revenues and expenses associated with providing services under the United Administrative Services Agreements and the Claims Servicing Agreements were $34.5 million and $145.9 million for the year ended December 31, 2011, respectively, and the revenues and expenses associated with providing services under the United Administrative Services Agreements were $186.2 million and $279.4 million for the year ended December 31, 2010, respectively. These revenues and expenses are shown separately in the accompanying consolidated statements of operations.

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

The Northeast Operations had $71.2 million of health plan services premiums and $64.5 million of health plan services costs for the year ended December 31, 2010. The revenues and expenses associated with providing services under the United Administrative Services Agreements were $186.2 million and $279.4 million for the year ended December 31, 2010, respectively.

Corporate/Other

The following table summarizes the Corporate/Other segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Costs included in health plan services costs	$(6,799)	$(46,509)	$(4,799)
Costs included in government contract costs	6,496	2,413	3,632
Costs included in G&A	199,732	58,840	124,797
Early debt extinguishment and related interest rate swap termination	—	8,992	—
Asset impairment	—	—	174,879

Loss from operations before income taxes	(199,429)	(23,736)	(298,509)
Income tax benefit	(29,939)	(9,028)	(103,818)

Net loss	$(169,490)	$(14,708)	$(194,691)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense related to the judgment imposed in the AmCareco litigation, $25.2 million in pretax costs related to our G&A cost reduction efforts, partially reduced by a $6.8 million benefit from litigation reserve true-ups. See “—Consolidated Results” for more information regarding the decision rendered in the AmCareco litigation.

Our operating results for the year ended December 31, 2010 included $61.2 million in pretax costs relating to our operations strategy and other cost management initiatives, $9.0 million in early debt extinguishment and related interest rate swap termination costs reduced by a $46.5 million benefit from litigation reserve true-ups. See Note 2 for more information regarding the litigation reserve true-ups. See “—Liquidity and Capital Resources—Capital Structure—Termination of Amortizing Financing Facility” for additional information regarding the early debt extinguishment charge.

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

Our operating results for the year ended December 31, 2009 included $123.6 million in pretax costs relating to our operations strategy and reductions from litigation reserve true-ups. In 2009, we recorded a $174.9 million pretax asset impairment charge as a result of entering into the Stock Purchase Agreement in connection with the Northeast Sale.

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

Cash and Investments

As of December 31, 2011, the fair value of the investment securities available-for-sale was $1.6 billion, which includes both current and noncurrent investments. Noncurrent investments were $2.1 million, or less than 1% of the total investments available-for-sale as of December 31, 2011. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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

Our investment holdings are currently comprised of investment grade securities with an average rating of “AA-” and “Aa3” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of December 31, 2011, our investment portfolio includes $622.3 million, or 39.9% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also included $518.1 million, or 33.2% of our portfolio holdings of obligations of state and other political subdivisions and $387.2 million, or 24.8% of our portfolio holdings of corporate debt securities as of December 31, 2011. Such amount includes noncurrent corporate debt securities of $2.1 million.

We had gross unrealized losses of $4.8 million as of December 31, 2011, and $14.1 million as of December 31, 2010. Included in the gross unrealized losses as of December 31, 2011 and December 31, 2010 are $0.3 million and $1.7 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the years ended December 31, 2011 or 2010.

Liquidity

We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions and for business expansion opportunities. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $198.5 million as of December 31, 2011 and $121.0 million as of December 31, 2010. The receivable from DHCS related to our California Medicaid business was $87.4 million as of December 31, 2011 and $112.3 million as of December 31, 2010. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $234.7 million and $266.5 million as of December 31, 2011 and December 31, 2010, respectively. The timing of collection of such receivables is impacted by government audit and can extend for periods beyond a year.

During 2011, we paid approximately $181 million related to the AmCareco litigation judgment with borrowings from our revolving credit facility. For additional information regarding the AmCareco judgment, see “—Results of Operations—Consolidated Results” above.

Our total cash and cash equivalents as of December 31, 2011 and 2010 were $230.3 million and $350.1 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$103.4	$308.0	$82.7
Net cash provided by (used in) investing activities	222.2	(200.6)	(135.2)
Net cash (used in) provided by financing activities	(445.5)	(440.1)	67.1

Net (decrease) increase in cash and cash equivalents	$(119.9)	$(332.7)	$14.6

Operating Cash Flows

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by operating activities decreased by $204.6 million for the year ended December 31, 2011 compared to the same period in 2010. This decrease was primarily due to $181 million in payments related to the AmCareco litigation judgment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash provided by operating activities increased by $225.3 million for the year ended December 31, 2010 compared to the same period in 2009. This increase was primarily due to receipt of $110.0 million for government underwriting fees and $76.0 million increase in prepaid commercial premiums.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash provided by investing activities increased by $422.8 million compared to the year ended December 31, 2010. This increase is primarily due to a $366.3 million increase in net sales and maturities of investments in available-for-sale securities and by an $86.0 million increase in cash received from United for additional consideration related to the Northeast Sale, partially offset by a $29.5 million increase in purchases of property and equipment.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in investing activities increased by $65.4 million compared to the year ended December 31, 2009. This increase is primarily due to a $302.7 million increase in net purchases of investments in available-for-sale securities, partially offset by a $250.0 million increase in cash related to the Northeast Sale (comprised of $80.0 million received from United for additional sale consideration and approximately $170.0 million net cash used in the Northeast Sale in 2009).

Financing Activities

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net cash used in financing activities increased by $5.4 million primarily due to a $153.0 million increase in share repurchases, a $93.3 million increase in customer funds administered, a $92.6 million decrease in checks outstanding (net of deposits) and $6.2 million in debt issuance costs, partially offset by a $212.5 million increase in net borrowings under our revolving credit facility, a $116.7 million decrease in amounts paid under our amortizing financing facility due to the payoff of that facility in June 2010 and a $9.7 million increase in proceeds from the exercise of stock options and employee stock purchases. Customer funds administered include pass-through items and items accounted for under deposit accounting and are comprised of health care cost payments and reimbursements for the T-3 contract, catastrophic reinsurance subsidy, low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program. See Note 2 to our consolidated financial statements for more information.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net cash used in financing activities decreased by $507.2 million primarily due to a $222.7 million increase in stock repurchases, a $201.5 million increase in customer funds administered, an $81.8 million increase in amounts paid under our amortizing financing facility due to the termination and payoff of that facility, and a $50.0 million increase in net repayments under our revolving credit facility, partially offset by an increase in checks outstanding, net of deposits of $45.9 million.

Capital Structure

Our debt-to-total capital ratio was 26.2 percent as of December 31, 2011 compared with 19.0 percent as of December 31, 2010. This increase was driven by a decrease in stockholders’ equity as a result of share repurchases and an increase in debt due to increased borrowings under our revolving credit facility.

See “—Stock Repurchase Program” and “—Revolving Credit Facility” below for additional information.

Stock Repurchase Program

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the year ended December 31, 2011, we repurchased 4.9 million shares of our common stock for aggregate consideration of approximately $149.8 million under our 2010 stock repurchase program. As of December 31, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception in March 2010 at an average price of $27.80 per share for aggregate consideration of $300 million.

On May 4, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. During the year ended December 31, 2011, we repurchased 8.7 million shares of our common stock for aggregate consideration of approximately $223.7 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2011 was $76.3 million. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.

Revolving Credit Facility

In October 2011, we entered into a new $600 million unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto due in October 2016. This new credit facility replaced our previous $900 million five-year unsecured revolving credit facility, which was scheduled to mature on June 25, 2012. The new facility includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the new credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of the new credit facility to refinance our obligations under our previous revolving credit facility. As of December 31, 2011, $112.5 million was outstanding under our new revolving credit facility and the maximum amount available for borrowing under the new revolving credit facility was $428.1 million (see “—Letters of Credit” below).

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

As of December 31, 2011, we were in compliance with all covenants under our revolving credit facility.

Letters of Credit

Pursuant to the terms of our new revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2011, we had outstanding letters of credit of $59.4 million, resulting in a maximum amount available for borrowing under our new revolving credit facility of $428.1 million. As of December 31, 2011, no amount had been drawn on the letters of credit. As of February 21, 2012, we had $112.5 million in borrowings outstanding under our new revolving credit facility.

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

The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2011, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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

Statutory Capital Requirements

Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2011, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.

By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory net worth. The minimum statutory net worth requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of net worth believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory net worth requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. We generally manage our aggregate regulated subsidiary capital at approximately 400% of ACL, although RBC standards are not yet applicable to all of our regulated subsidiaries.

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of i) a fixed minimum amount, ii) a minimum amount based on premiums or iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities’ TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At December 31, 2011, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2011, we made capital contributions of $24 million to a subsidiary to maintain our target RBC at approximately 400% of ACL. Health Net, Inc. made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through February 21, 2012.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2011 are summarized below for the years ending December 31:

	Total	2012	2013	2014	2015	2016	Thereafter
	(Dollars in Millions)
Fixed-rate borrowing principal (c)	$400.0	$—	$—	$—	$—	$—	$400.0
Fixed-rate borrowing interest	137.1	25.5	25.5	25.5	25.5	25.5	9.6
Variable-rate borrowing principal	112.5	—	—	—	—	112.5	—
Variable-rate borrowing interest	16.5	3.3	2.5	3.1	3.9	3.7	—
Operating leases	282.6	48.8	51.7	49.1	41.0	30.4	61.6
Long-term purchase obligations	347.6	161.8	123.3	53.3	9.2	—	—
Uncertain tax positions liability, including interest and penalties (b)	1.1	1.1	—	—	—	—	—
Deferred compensation	47.0	4.8	3.3	2.7	2.3	2.2	31.7	(a)
Estimated future payments for pension and other benefits	38.6	2.2	2.6	4.1	4.1	4.1	21.5	(a)

(a)	Represents estimated future payments from 2017 through 2021.

(b)	The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $49.7 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.
(c)	These amounts are based on stated terms and expected payments. As such, they differ from the amounts reported on our consolidated balance sheet and notes, which are reported consistently with the financial reporting and classification requirements.

Operating Leases

We lease office space under various operating leases. Certain leases are cancelable with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.

Long-Term Purchase Obligations and Commitments

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2011.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2011, the remaining terms were approximately one year for each of these contracts, and termination of these agreements was subject to certain termination provisions. As of December 31, 2011, the total estimated future commitments under these agreements was $20.1 million. In January 2012, we amended these agreements to, among other things, extend these contracts through December 31, 2014. These amendments increase our estimated future commitments by approximately $13 million and are not included in the table above.

We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately two years, and total estimated future commitments under the agreement are approximately $141.7 million.

We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (“Cognizant”) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately two years, and the total estimated future commitments under the agreement are approximately $20.6 million.

We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately three years, and the total estimated future commitments under the agreement are approximately $18.6 million.

We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2011. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.

The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in the notes to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

Approximately 43%, 43%, and 39% in 2011, 2010 and 2009, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including proposed Risk Adjustment Data Validation (“RADV”) Audit and enacted the Patient Protection and Affordable Care Act, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

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

Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. As of December 31, 2011, 79% of reserves for claims and other settlements were attributed to claims reserves. See Note 16 to our consolidated financial statements for a reconciliation of changes in the reserve for claims.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(47.0) million
1%	$(24.0) million
(1)%	$24.9 million
(2)%	$50.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$25.1 million
1%	$12.5 million
(1)%	$(12.5) million
(2)%	$(25.1) million

(a)	Impact due to change in completion factor for the most recent three months. Completion factors indicate how complete claims paid to date are in relation to the estimate of total claims for a given period. Therefore, an increase in completion factor percent results in a decrease in the remaining estimated reserves for claims.
(b)	Impact due to change in annualized medical cost trend used to estimate the per member per month cost for the most recent three months.

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

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as Health Plan Services. We held a premium deficiency reserve of $0.9 million as of December 31, 2011.

Government Contracts

On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. We were the managed care contractor for the DoD’s previous TRICARE contract in the North Region, which ended on March 31, 2011.

Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements plus fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.

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

Some of the amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue, and we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated. In the normal course of contracting with the federal government, we may make claims for contract and price adjustments arising from cost overruns against the government. We recognize such claims when the amounts become determinable, supportable and the collectability is reasonably assured.

Reserves For Contingent Liabilities

In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities, as well as audits by government agencies and elected officials that relate to our services and/or business practices that expose us to potential losses.

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

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2011 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. The ratio of the fair value of our Western Region Operations to its carrying value was approximately 180%. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.

During the three months ended June 30, 2010, we performed our annual impairment test and determined that the implied value of the Northeast Operations reporting unit’s goodwill was zero. As a result, we recorded an impairment charge of $6.0 million for the total carrying value of the Northeast Operations’ goodwill during the three months ended June 30, 2010.

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

During the year ended December 31, 2011, we recorded $4.3 million in impairment charges to general and administrative expenses primarily for internally developed software.

Income Taxes

We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of Financial Accounting Standards Board (“FASB”) codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that may affect the value of financial instruments.

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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2011. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $10.9 million as of December 31, 2011.

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

Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to the consolidated financial statements). All of our investment securities are fixed income securities. Approximately 39% of our available-for-sale investment securities are asset-backed securities (“ABS”)/mortgage-backed securities (“MBS”). Approximately 79% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.

Borrowings under our revolving credit facility, which totaled $112.5 million as of December 31, 2011, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2011 was approximately $423.1 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2011. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2011.

	2012	2013	2014	2015	2016	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$—	$400.0	$400.0
Interest	25.5	25.5	25.5	25.5	25.5	9.6	137.1

Cash outflow on fixed-rate borrowing	$25.5	$25.5	$25.5	$25.5	$25.5	$409.6	$537.1

Variable-rate borrowing:
Principal	$—	$—	$—	$—	$112.5	$—	$112.5
Interest	3.3	2.5	3.1	3.9	3.7	—	16.5

Cash outflow on variable-rate borrowing	$3.3	$2.5	$3.1	$3.9	$116.2	$—	$129.0

Total cash outflow on borrowings	$28.8	$28.0	$28.6	$29.4	$141.7	$409.6	$666.1

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc., and subsidiaries (“the Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

February 27, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2011. Such information is incorporated herein by reference and made a part hereof.

On June 17, 2011, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Item 11. Executive Compensation.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2011. Such information is incorporated herein by reference and made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December  31, 2011. Such information is incorporated herein by reference and made a part hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2011. Such information is incorporated herein by reference and made a part hereof.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth in the Company’s definitive proxy statement, which will be filed with the SEC within 120 days of December 31, 2011. Such information is incorporated herein by reference and made a part hereof.

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

Signature	Title	Date

/S/ JAY M. GELLERT	President and Chief Executive	February 27, 2012
Jay M. Gellert	Officer and Director (Principal Executive Officer)

/S/ JOSEPH C. CAPEZZA	Chief Financial Officer	February 27, 2012
Joseph C. Capezza	(Principal Financial Officer)

/S/ MARIE MONTGOMERY	Senior Vice President and	February 27, 2012
Marie Montgomery	Corporate Controller (Principal Accounting Officer)

/S/ MARY ANNE CITRINO	Director	February 27, 2012
Mary Anne Citrino

/S/ THEODORE F. CRAVER, JR.	Director	February 27, 2012
Theodore F. Craver, Jr.

/S/ VICKI B. ESCARRA	Director	February 27, 2012
Vicki B. Escarra

/S/ GALE S. FITZGERALD	Director	February 27, 2012
Gale S. Fitzgerald

/S/ PATRICK FOLEY	Director	February 27, 2012
Patrick Foley

/S/ ROGER F. GREAVES	Director	February 27, 2012
Roger F. Greaves

/S/ BRUCE G. WILLISON	Director	February 27, 2012
Bruce G. Willison

/S/ FREDERICK C. YEAGER	Director	February 27, 2012
Frederick C. Yeager

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Health Net, Inc.

Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 27, 2012

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Health plan services premiums	$10,364,278	$9,996,888	$12,440,589
Government contracts	1,416,619	3,344,483	3,104,700
Net investment income	74,161	71,181	105,930
Administrative services fees and other income	11,532	21,133	62,022
Northeast administrative services fees and other	34,446	186,167	—

Total revenues	11,901,036	13,619,852	15,713,241

Expenses
Health plan services (excluding depreciation and amortization)	8,948,349	8,609,117	10,731,951
Government contracts	1,237,884	3,168,160	2,939,722
General and administrative	1,128,185	956,264	1,361,956
Selling	238,199	238,759	330,112
Depreciation and amortization	32,209	34,800	53,042
Interest	32,148	34,880	40,887
Northeast administrative and claims services expenses	145,879	279,434	—
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	(40,815)	(41,959)	105,931
Asset impairments	—	6,000	174,879
Early debt extinguishment charge	—	3,532	—

Total expenses	11,722,038	13,288,987	15,738,480

Income (loss) from operations before income taxes	178,998	330,865	(25,239)
Income tax provision	106,878	126,622	23,765

Net income (loss)	$72,120	$204,243	$(49,004)

Net income (loss) per share:
Basic	$0.81	$2.08	$(0.47)
Diluted	$0.80	$2.06	$(0.47)
Weighted average shares outstanding:
Basic	88,524	98,232	103,849
Diluted	89,970	99,232	103,849

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$230,253	$350,138
Investments-available-for-sale (amortized cost: 2011-$1,528,091, 2010-$1,653,502)	1,557,997	1,663,218
Premiums receivable, net of allowance for doubtful accounts (2011-$3,318, 2010-$6,613)	251,911	298,892
Amounts receivable under government contracts	234,740	266,456
Incurred but not reported (IBNR) health care costs receivable under TRICARE North contract	—	284,247
Other receivables	225,004	136,323
Deferred taxes	46,659	45,769
Other assets	117,876	182,252

Total current assets	2,664,440	3,227,295
Property and equipment, net	145,302	123,137
Goodwill	605,886	605,886
Other intangible assets, net	20,699	24,217
Deferred taxes	49,685	50,648
Investments-available-for-sale-noncurrent (amortized cost: 2011-$2,450, 2010-$10,447)	2,147	8,756
Other noncurrent assets	119,510	91,754

Total Assets	$3,607,669	$4,131,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$912,126	$942,024
Health care and other costs payable under government contracts	88,440	113,865
IBNR health care costs payable under TRICARE North contract	—	284,247
Unearned premiums	176,733	158,493
Accounts payable and other liabilities	240,281	402,024

Total current liabilities	1,417,580	1,900,653
Senior notes payable	398,890	398,685
Borrowings under revolving credit facility	112,500	—
Other noncurrent liabilities	235,553	137,939

Total Liabilities	2,164,523	2,437,277

Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2011- 146,804 shares; 2010-145,121 shares )	147	145
Additional paid-in capital	1,278,037	1,221,301
Treasury common stock, at cost (2011- 64,847 shares of common stock; 2010-50,474 shares of common stock)	(2,023,129)	(1,626,856)
Retained earnings	2,171,459	2,099,339
Accumulated other comprehensive income	16,632	487

Total Stockholders’ Equity	1,443,146	1,694,416

Total Liabilities and Stockholders’ Equity	$3,607,669	$4,131,693

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2009	143,753	$144	$1,182,067	(40,045)	$(1,367,319)	$1,944,100	$(6,866)	$1,752,126
Comprehensive (loss) income:
Net loss						(49,004)		(49,004)
Change in unrealized gain on investments, net of tax impact of $4,882							8,241	8,241
Defined benefit pension plans:
Prior service cost and net loss							(1,323)	(1,323)

Total comprehensive loss								(42,086)

Exercise of stock options and vesting of restricted stock units	422	10	1,344					1,354
Share-based compensation expense			11,714					11,714
Tax detriment related to equity compensation plans			(4,922)					(4,922)
Repurchases of common stock				(975)	(22,403)			(22,403)

Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Comprehensive income:
Net income						204,243		204,243
Change in unrealized gain on investments, net of tax impact of $2,424							4,304	4,304
Defined benefit pension plans:
Prior service cost and net loss							(3,869)	(3,869)

Total comprehensive income								204,678

Exercise of stock options and vesting of restricted stock units	946	(9)	3,653					3,644
Share-based compensation expense			33,112					33,112
Tax detriment related to equity compensation plans			(5,667)					(5,667)
Repurchases of common stock				(9,454)	(237,134)			(237,134)

Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Comprehensive income:
Net income						72,120		72,120
Change in unrealized gain on investments, net of tax impact of $2,904							24,483	24,483
Defined benefit pension plans:
Prior service cost and net loss							(8,338)	(8,338)

Total comprehensive income								88,265

Exercise of stock options and vesting of restricted stock units	1,683	2	28,318					28,320
Share-based compensation expense			27,602					27,602
Tax benefit related to equity compensation plans			816					816
Repurchases of common stock				(14,373)	(396,273)			(396,273)

Balance as of December 31, 2011	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,120	$204,243	$(49,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation	32,209	34,800	53,042
Asset impairment charges	—	6,000	187,263
(Adjustment to loss) loss on sale of business	(40,815)	(41,959)	105,931
Share-based compensation expense	27,602	33,112	11,714
Deferred income taxes	7,771	37,164	(1,913)
Excess tax benefit on share-based compensation	(1,349)	(571)	(23)
Net realized (gain) loss on investments	(33,029)	(23,019)	(45,319)
Other changes	21,485	(21,413)	26,690
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	65,221	12,548	(26,644)
Other current assets, receivables and noncurrent assets	(54,031)	27,590	(6,965)
Amounts receivable/payable under government contracts	32,754	27,404	(8,602)
Reserves for claims and other settlements	(29,898)	(9,631)	(162,735)
Accounts payable and other liabilities	3,340	21,770	(776)

Net cash provided by operating activities	103,380	308,038	82,659

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,760,336	1,118,957	1,785,741
Maturities of investments	189,137	199,425	191,597
Purchases of investments	(1,814,431)	(1,582,851)	(1,923,692)
Sales of property and equipment	—	19	3,847
Purchases of property and equipment	(64,260)	(34,791)	(25,342)
Cash divested related to the sale of businesses, net of cash received	—	—	(173,422)
Purchase price adjustment on sale of Northeast Health Plans	162,101	76,126	—
(Purchases) sales of restricted investments and other	(10,656)	22,522	6,097

Net cash provided by (used in) investing activities	222,227	(200,593)	(135,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	13,356	3,644	1,354
Excess tax benefit on share-based compensation	1,349	571	23
Repurchases of common stock	(389,850)	(236,847)	(14,150)
Borrowings under financing arrangements	978,500	100,000	80,000
Repayment of borrowings under financing arrangements	(872,212)	(316,771)	(164,984)
Net (decrease) increase in checks outstanding, net of deposits	(46,718)	45,909	—
Customer funds administered	(129,917)	(36,616)	164,874

Net cash (used in) provided by financing activities	(445,492)	(440,110)	67,117

Net (decrease) increase in cash and cash equivalents	(119,885)	(332,665)	14,602
Cash and cash equivalents, beginning of year	350,138	682,803	668,201

Cash and cash equivalents, end of year	$230,253	$350,138	$682,803

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,332	$31,074	$27,904
Income taxes paid	55,882	96,319	71,396
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Imputed interest discounts and deferred revenues	$—	$—	$31,581
Accretion of deferred revenues into earnings	2,738	47,273	7,664
Amortization of discounts into earnings	10,429	22,037	8,790

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Health Net, Inc. (referred to herein as Health Net, the Company, we, us, our or HNT) is a publicly traded managed care organization that delivers managed health care services. Our health plans and government contracts subsidiaries provide health benefits through our health maintenance organizations (HMOs), insured preferred provider organizations (PPOs) and point of service (POS) plans to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, United States Department of Defense (Department of Defense or DoD), including TRICARE, and Veterans Affairs programs. On January 9, 2012, we announced that we had entered into an agreement to sell our Medicare stand-alone Prescription Drug Plan (PDP) business. See Note 19 for a discussion of this subsequent event. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. We also own health and life insurance companies licensed to sell exclusive provider organization (EPO), PPO, POS and indemnity products.

We operate within three reportable segments: Western Region Operations, Government Contracts and Northeast Operations, each of which is described below. As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business (see Note 19), we will undertake a review of our reportable segments in the first quarter of 2012 to determine if there should be any changes to our reportable segments.

Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations of our commercial, Medicare and Medicaid health plans, as well as the operations of our health and life insurance companies primarily in Arizona, California, Oregon and Washington, and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon.

Our Government Contracts reportable segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivering administrative services under the new Managed Care Support Contract (T-3) for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the DoD’s previous TRICARE contract in the North Region, which ended on March 31, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Tennessee, Missouri and Iowa. The Company provides administrative services to approximately 3.0 million Military Health System (MHS) eligible individuals under the T-3 contract. The T-3 contract has five one-year option periods; however, on March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government’s initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011, and if all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015. See Note 2 for additional information on our T-3 contract for the North Region.

On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) that had conducted businesses in our Northeast Operations segment (see Note 14) to UnitedHealth Group Incorporated (United). The sale was made pursuant to a Stock Purchase Agreement (Stock Purchase Agreement), dated as of July 20, 2009, by and among the Company, Health Net of the Northeast, Inc., Oxford Health Plans, LLC (Buyer) and, solely for the purposes of guaranteeing Buyer’s obligations thereunder, United. At the closing of the Northeast Sale, affiliates of United also acquired membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company (Health Net Life) in the states of Connecticut and New Jersey (the Transitioning HNL Members). We were

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to continue to serve the members of the Acquired Companies under United Administrative Services Agreements we entered into with United and certain of its affiliates (the United Administrative Services Agreements) until all members were either transitioned to a legacy United entity or non-renewed, which occurred by July 1, 2011. As part of the Northeast Sale, we retained certain financial responsibilities for the profits and losses of the Acquired Companies, subject to specified adjustments, for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement was terminated. Accordingly, subsequent to the Northeast Sale, our Northeast Operations reportable segment (Northeast Operations) includes the operations of the businesses that provided administrative services pursuant to the United Administrative Services Agreements prior to the termination of the United Administrative Services Agreements on July 1, 2011, as well as the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements. Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment. See Notes 2 and 14 for more information regarding the subsequent accounting for the Northeast Sale and segment information, respectively.

Note 2—Summary of Significant Accounting Policies

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

On April 1, 2011, we began delivering administrative services under the new T-3 Contract for the TRICARE North Region (see T-3 TRICARE Contract later in this note). Under the terms of the T-3 contract, we pay health care costs for our TRICARE members and are later fully reimbursed by the Department of Defense for such payments. Cash flows for such health care cost payments and reimbursements are presented as Customer funds administered as a separate line item within cash flows from financing activities in the consolidated statements of cash flows for the year ended December 31, 2011. Similarly, cash flows related to the catastrophic reinsurance subsidy, the low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program, which are also accounted for under deposit accounting, are presented as Customer funds administered for the years ended December 31, 2011, 2010 and 2009. Prior to 2011, such cash flows related to the Medicare Part D program had been presented as other current assets and other liabilities line items within cash flows from operating activities in the consolidated statements of cash flows. This reclassification had no impact on our net earnings or balance sheets as previously reported.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities through the date of the issuance of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ from those estimates. Principal areas requiring the use of estimates include the determination of Medicare risk factor adjustments, risk sharing revenues, allowances for doubtful accounts, reserves for claims and other settlements, reserves for contingent liabilities (including litigation reserves), amounts receivable and payable under government contracts, income taxes and assumptions when determining net realizable values on long-lived assets.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health Plan Services Revenue Recognition

Health plan services premium revenues include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenues from behavioral health services. Revenue is recognized in the month in which the related enrollees are provided health care coverage. Premiums collected in advance are recorded as unearned premiums. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as an offset to Health plan services premiums in our Consolidated Statement of Operations.

Approximately 43%, 43%, and 39% in 2011, 2010, and 2009, respectively, of our health plan services premiums were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare and Medicaid Services (CMS) proposed methodology with respect to risk adjustment data validation (RADV) audits and the ACA, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.

Prior to the Northeast Sale, we provided ASO services to our health plans in Connecticut, New Jersey and New York. Subsequent to the sale, we provided ASO services to United and its affiliates. Under these arrangements, which terminated on July 1, 2011, we provided claims processing, customer services, medical management, provider network access and other administrative services. Administrative services fees were recognized as revenue in the period services were provided. Upon the termination of the United Administrative Services Agreements, Claims Servicing Agreements became effective with United and certain of its affiliates pursuant to which we continue to adjudicate run out claims and perform limited other administrative services. See Subsequent Accounting for the Northeast Sale below for more information regarding ASO revenues related to ASO services provided to United and its affiliates.

Health Plan Services Health Care Cost

The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services that have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals, outpatient care facilities and the costs associated with managing the extent of such care. Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for service costs incurred but not reported (IBNR) using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for service costs incurred but not reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Such estimates are subject to the impact of changes in the regulatory environment and economic conditions. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts provided. While the ultimate amount of claims and losses paid are dependent on future developments, management believes that the recorded reserves are adequate to cover such costs.

Our HMOs, primarily in California, generally contract with various medical groups to provide professional care to certain of their members on a capitated, or fixed per member per month fee basis. Capitation contracts

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally include a provision for stop-loss and non-capitated services for which we are liable. Professional capitated contracts also generally contain provisions for shared risk and pay-for-performance bonuses, whereby the Company and the medical groups share in the variance between actual costs and predetermined goals. Additionally, we contract with certain hospitals to provide hospital care to enrolled members on a capitation basis. Our HMOs also contract with hospitals, physicians and other providers of health care, pursuant to discounted fee-for-service arrangements, hospital per diems, and case rates under which providers bill the HMOs for each individual service provided to enrollees.

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held a premium deficiency reserve of $0.9 million and $0.4 million as of December 31, 2011 and 2010, respectively.

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

We provide various types of administrative services under the contract, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition into the T-3 contract, and will provide assistance in any transition out of the contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $1.7 billion for the year ended December 31, 2011.

Under our previous TRICARE contract for the North Region, which concluded on March 31, 2011, Government Contracts revenue was made up of two major components: health care and administrative services. The health care component included revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated IBNR expenses for which we were at risk, and underwriting fees earned for providing the health care and assuming underwriting risk in the delivery of care. The administrative services component encompassed fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government Contracts revenue and expenses included the impact from underruns and overruns relative to our target cost under the applicable contracts.

Our previous TRICARE contract for the North Region included a target cost and underwriting fee for reimbursed health care costs, which was negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognized changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectibility is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2011, we recognized a decrease in revenue of $42 million and a decrease in cost of $52 million. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million. As a result of changes in the estimate during the year ended December 31, 2009, we recognized an increase in revenue of $40 million and an increase in cost of $49 million. During the year ended December 31, 2011, we recognized $32 million in revenues related to transitioning out of the previous TRICARE contract for the North Region.

Under our previous TRICARE contract for the North Region, we recorded amounts receivable and payable for estimated health care IBNR expenses and report such amounts separately on the accompanying consolidated balance sheet. These amounts are equal since the estimated health care IBNR expenses incurred are offset by an equal amount of revenues earned.

Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and change orders for services not originally specified in the contracts. Change orders arise because the government often directs us to implement changes to our contracts before the scope and/or value is defined or negotiated. We start to incur costs immediately, before we have proposed a price to the government. In these situations, we make no attempt to estimate and record revenue, and we will record the costs and the appropriate value for revenue, using our best estimate of what will ultimately be negotiated.

In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the Department of Defense Military and Family Life Consultant (MFLC) Program contract. Services under the MFLC contract began on April 1, 2007 and are contracted through July 25, 2012. On December 13, 2010, the Department of Defense issued a Request for Proposals for the follow-on MFLC contract. We anticipate that the Department of Defense will request that final proposal revisions be submitted in March 2012 with a contract award by the second quarter of 2012. Revenues from the MFLC contract were $259 million for the year ended December 31, 2011.

Subsequent Accounting for the Northeast Sale

Subsequent accounting for the Northeast Sale is reported as part of our Northeast Operations reportable segment (see Note 14). Under the United Administrative Services Agreements, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. We recognized the revenue that we earned from providing these administrative services in the period these services were provided, and we reported such revenue in the line item, Northeast administrative services fees and other income, in our consolidated statements of operations. Also included in Northeast administrative services fees and other income was the amortization of the value of services provided under the United Administrative Services Agreements. In connection with the Northeast Sale, the United Administrative Services Agreements were fair valued at $48 million and recorded as deferred revenue. The deferred revenue was amortized and recorded as Northeast administrative services fees and other income using a level of effort approach. During the years ended December 31, 2011 and 2010, $2.7 million and $45.3 million, respectively, were amortized from deferred revenue and recorded as Northeast administrative services fees and other income.

In addition, we were entitled to 50% of the profits or losses associated with the Acquired Companies’ Medicare business for the year ended December 31, 2010 (subject to a cap of $10.0 million of profit or loss). In the first quarter of 2011, we received $7.4 million related to our share of the profit associated with the Acquired Companies’ Medicare business. The Medicare business was transferred to a United affiliate on January 1, 2011. As part of the Northeast Sale, we also retained certain financial responsibilities for the Acquired Companies, subject to specified adjustments for the period beginning on December 11, 2009 and ending on July 1, 2011. Accordingly, the Northeast administrative services fees and other income included a quarterly net payment (QNP) paid to United in accordance with the terms of the Stock Purchase Agreement. The QNP is a defined term in the Stock Purchase Agreement and represented the net profit or loss from the wind-down of the Acquired Companies, as adjusted in accordance with the Stock Purchase Agreement. We reported expenses we incurred in providing these administrative services as a separate line item, Northeast administrative and claims services expenses, in our consolidated statements of operations.

Under the Stock Purchase Agreement, United was required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewals). This membership transition was completed on July 1, 2011. In connection with contingent membership renewals, we

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded $40.8 million and $42.0 million as an adjustment to the loss on sale of the Northeast health plan subsidiaries in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, after the final true-up, an immaterial amount was due to United in connection with contingent membership renewals.

With the termination of the United Administrative Services Agreements on July 1, 2011, we estimated and recorded QNP of $50.8 million for the six months ended June 30, 2011. This amount was later revised during the fourth quarter of 2011 to $45.9 million. At this time, we have completed the QNP review process. Under the Stock Purchase Agreement for the Northeast Sale, we are required to indemnify the Buyer and its affiliates for all pre-closing liabilities of the acquired business and for a broad range of excluded liabilities, including liabilities arising out of the acquired business incurred through the winding-up and running-out period of the acquired business.

Upon the termination of the United Administrative Services Agreements, we entered into Claims Servicing Agreements with United and certain of its affiliates pursuant to which we continue to adjudicate run out claims and perform limited other administrative services. The Claims Servicing Agreements will be in effect until the last run out claim under the applicable Claims Servicing Agreement has been adjudicated.

Medicare Part D

We provide the Medicare Part D benefit as a fully insured product to our existing Medicare members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our Western Region Operations reportable segment. On January 9, 2012, we announced that we entered into an agreement to sell our Medicare PDP business. The sale is expected to close in the second quarter of 2012. See Note 19 for a discussion of this subsequent event.

We offer two types of Part D plans: PDP and Medicare Advantage Plus Prescription Drug (MAPD). PDP covers only prescription drugs and can be combined with traditional Medicare, certain Medicare Advantage Plans or Medicare supplemental plans. MAPD covers both prescription drugs and medical care. The majority of our Part D members in PDP fall into the low-income category.

Health Net has two primary categories of contracts under Part D, one with CMS and one with the individual Part D enrollees. The CMS contract covers the portion of the revenue for benefits that will be paid for by CMS. The enrollee contract covers the portion of the revenue for benefits to be paid by the enrollees. The insurance contracts are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums are received directly from the enrollees and from CMS for low-income subsidy members.

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

Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,550, $4,550 and $4,350 for the years ended December 31, 2011, 2010 and 2009, respectively. The CMS prospective payment (a flat PMPM cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.

Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS will reimburse us, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g. deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. We receive prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. The low-income member cost sharing subsidy is accounted for as deposit accounting.

Coverage Gap Discount—The Medicare Coverage Gap Discount is a program that began in 2011, under which drug manufacturers are required to provide a 50% discount on brand name drugs purchased in the Medicare Part D coverage gap by non-LIS (Low Income Subsidy) Part D members. The amount of the discount is included in the accumulation of the members’ out-of-pocket costs. Under the Medicare Coverage Gap Discount Program, we receive monthly prospective payments from CMS for advancing the gap discounts at the point of sale. CMS coordinates the collection of discount payments from pharmaceutical manufacturers and payments to Health Net based on prescription drug event data.

CMS Risk Share—Premiums from CMS are subject to risk corridor provisions which compare costs targeted in our annual bids to actual prescription drug costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances of more than 5% above or below the original bid submitted by us may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. We estimate and recognize an adjustment to premium revenues related to the risk corridor payment settlement based upon pharmacy claims experience. The estimate of the settlement associated with these risk corridor provisions requires us to consider factors that may not be certain, including member eligibility status differences with CMS. The risk-share adjustment, if any, is recorded as an adjustment to premium revenues and premiums receivable.

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.

CMS Risk Factor Adjustments

We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable, supportable and the collectibility is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in the years ended December 31, 2011, 2010 and 2009 was not significant.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

As of December 31, 2011, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.

The compensation cost that has been charged against income under our various long-term incentive plans was $27.6 million, $33.1 million and $11.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $10.7 million, $12.8 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $1.3 million, $0.6 million and $23 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.

Cash and Cash Equivalents

Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits of $0 and $46.7 million as of December 31, 2011 and 2010, respectively, which were classified as accounts payable and other liabilities in the consolidated balance sheets and the changes have been reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.

Investments

Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. The Company analyzes all debt investments that have unrealized losses for impairment consideration and assesses the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than its amortized cost, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the years ended December 31, 2011 and 2010, no losses were recognized from other-than-temporary impairments. During the year ended December 31, 2009, we recognized $60 thousand in losses from other-than-temporary impairments.

Fair Value of Financial Instruments

The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $423.1 million and $401.2 million as of December 31, 2011 and 2010, respectively. The fair value of our variable-rate borrowings under our revolving credit facility was $112.5 million as of December 31, 2011, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. There were no borrowings outstanding under our revolving credit facility as of December 31, 2010. See Note 6 for additional information regarding our financing arrangements.

Restricted Assets

We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2011 and 2010, the restricted cash and cash equivalents balances totaled $5.3 million and $0.4 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $20.7 million and $25.8 million as of December 31, 2011 and 2010, respectively, and are included in investments available-for-sale.

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

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the lesser of estimated useful lives of the various classes of assets or the remaining lease term, in the case of leasehold improvements. The useful life for buildings and improvements is estimated at 35 to 40 years, and the useful lives for furniture, equipment and software range from 3 to 10 years (see Note 5).

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

We periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the year ended December 31, 2011, we recorded $4.3 million in impairment charges to general and administrative expenses primarily for internally developed software. During the year ended December 31, 2010, we recorded $1.4 million in impairment charges to general and administrative expenses for software under development, cabling and leasehold improvements. During the year ended December 31, 2009, we recorded $35.0 million in impairment charges, including $31.6 million in connection with the Northeast Sale (see Note 3) and $3.4 million in connection with our operations strategy recorded in general and administrative expenses.

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

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2011 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. The ratio of the fair value of our Western Region Operations to its carrying value was approximately 180%. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.

During the three months ended June 30, 2010, we performed our annual impairment test and determined that the implied value of the Northeast Operations reporting unit’s goodwill was zero. As a result, we recorded an impairment charge of $6.0 million for the total carrying value of the Northeast Operations’ goodwill during the three months ended June 30, 2010.

We previously assessed the recoverability of goodwill and our long-lived assets, including other intangible assets, property and equipment and other long-term assets related to our Northeast Operations reporting unit, in

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the then pending Northeast Sale. We also classified the Acquired Companies’ assets and liabilities as held for sale; therefore, we were required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. As a result, in the year ended December 31, 2009, we recorded goodwill impairment of $137.0 million, impairments of other intangible assets of $6.3 million and impairments of property and equipment of $31.6 million.

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Northeast Operations	Total
	(Dollars in millions)
Balance as of December 31, 2009	$605.9	$6.0	$611.9
Impairment related to Northeast Operations	—	(6.0)	(6.0)

Balance as of December 31, 2010	$605.9	$—	$605.9

Balance as of December 31, 2011	$605.9	$—	$605.9

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2011:
Provider networks	$40.5	$(33.6)	$6.9	19.4
Customer relationships and other	29.5	(15.7)	13.8	11.1

	$70.0	$(49.3)	$20.7

As of December 31, 2010:
Provider networks	$40.5	$(32.6)	$7.9	19.4
Customer relationships and other	29.5	(13.2)	16.3	11.1

	$70.0	$(45.8)	$24.2

The amortization expense was $3.5 million, $3.8 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2012	$3.4
2013	3.4
2014	2.8
2015	2.6
2016	2.0

Policy Acquisition Costs

Policy acquisition costs are those variable costs that relate to the acquisition of new and renewal commercial health insurance business. Such costs include broker commissions, costs of policy issuance and underwriting, and

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2007, we entered into an agreement to settle three lawsuits styled as nationwide class actions. In connection with this settlement agreement, we had established a reserve (prove-up fund) of $40 million as of December 31, 2007 to compensate certain eligible class members who can prove that they paid out of pocket costs for certain out of network claims or who have received balance bills for such services. Based on updated information and developments during 2010, including the results of the completed prove-up fund administration, we made an interim payment of approximately $1 million and reduced the prove-up fund reserve by $34 million as of December 31, 2010. This $34 million reserve adjustment was recorded as a decrease in our health care cost in the Corporate/Other segment and had no impact on our reportable business segments (see Note 14). We made no adjustments to the prove-up fund during 2011, and the reserve balance remained at $5 million as of December 31, 2011. In January 2012, we reached an agreement in principle to resolve all outstanding issues relating to the prove-up fund, including responsibility for its future administration. The difference between the settlement amount and the reserve balance as of December 31, 2011 was not material.

Insurance Programs

The Company is insured for various errors and omissions, property, casualty and other risks. The Company maintains various self-insured retention amounts, or “deductibles,” on such insurance coverage.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 27% and 17% of our total premiums receivable as of December 31, 2011 and 2010, respectively. Our Medicare receivable from CMS represented 41% of total receivables as of December 31, 2011 compared with 28% as of December 31, 2010. Our 10 largest employer group premiums within each of our plans accounted for 17%, 17% and 17% of our health plan services premium revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The federal government is the primary customer of our Government Contracts segment representing approximately 99% of our Government Contracts revenue. In addition, the federal government is a significant customer of the Company’s Western Region Operations segment as a result of its contract with CMS for coverage of Medicare-

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible individuals. Medicare revenues accounted for 28%, 30% and 30% of our health plan premium revenues in 2011, 2010 and 2009, respectively. For 2009, these amounts included revenues from our Northeast business through the closing date of the Northeast Sale. All of our Medicaid/Medi-Cal revenue is derived in California. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2011, revenue from our Medi-Cal members in Los Angeles County was approximately 42% of our total Medicaid premium revenue and approximately 6% of total health plan premium revenue. In May 2005, we renewed our contract with the California Department of Health Care Services (DHCS) to provide Medi-Cal service in Los Angeles County. On March 29, 2010, DHCS executed an amendment to extend our contract for a second 24-month extension period ending March 31, 2012. On December 1, 2011, our contract with DHCS was extended for a third 24-month period ending March 31, 2014.

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

Common stock equivalents arising from dilutive stock options, RSUs and PSUs are computed using the treasury stock method. For the years ended December 31, 2011 and 2010, 1,446,000 shares and 1,000,000 shares of dilutive common stock equivalents were outstanding, respectively. For the year ended December 31, 2009, 563,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.

Options, RSUs and PSUs to purchase an aggregate of 2,496,000 and 2,563,000 shares of common stock were considered anti-dilutive during 2011 and 2010, respectively, and were not included in the computation of diluted earnings per share. Options expire at various times through April 2019 (See Note 8).

In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). The remaining authorization under our 2011 stock repurchase program as of December 31, 2011 was $76.3 million. See Note 9 for more information regarding our 2010 and 2011 stock repurchase programs.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Investments:
Unrealized gains (losses) on investments available-for-sale as of January 1	$5.3	$1.0	$(7.3)
Net change in unrealized gains (losses) on investments available-for-sale	46.0	19.3	37.8
Reclassification of unrealized (gains) losses to earnings	(21.5)	(15.0)	(29.5)

Unrealized gains (losses) on investments available-for-sale as of December 31	29.8	5.3	1.0

Defined benefit pension plans:
Prior service cost and net loss amortization as of January 1	(4.8)	(0.9)	0.4
Net change in prior service cost and net loss amortization	(8.4)	(3.9)	(1.3)

Prior service cost and net loss amortization as of December 31	(13.2)	(4.8)	(0.9)

Accumulated other comprehensive income	$16.6	$0.5	$0.1

Taxes Based on Premiums

We provide services in certain states, which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $62.1 million in 2011, $54.3 million in 2010 and $75.7 million in 2009. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-06, Other Expenses (Topic 720), Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Task Force). This update affects reporting entities that are subject to the fee imposed on health insurers mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. This fee is not tax deductible and allocated to the individual health insurers based on the ratio of the amount of net premiums to the amount of health insurance for any U.S. health risk. This ASU addresses the recognition and classification of the entity’s share of this imposed fee. The liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The amendments in this update are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. We will evaluate the impact of this update on our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of netting to entity’s financial position. The information about netting arrangements should be presented in tabular format unless another format is more appropriate. Entities should also describe the rights of setoff associated with recognized assets and liabilities subject to an enforceable master netting arrangement. The disclosures may be grouped by type of instrument or transaction. The disclosure requirements in this update are effective for periods beginning on or after January 1, 2013, and must be shown for all periods presented on the balance sheet. The amendments in ASU No. 2011-11 are not expected to have a material impact on our financial condition or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income. Under the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, entities are required to present reclassification adjustments and the effects of those adjustments on the face of the financial statements where net income is presented, by component of net income. The amendments in ASU No. 2011-12 supersede changes to those paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by this ASU, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Amendments in this ASU are effective at the same time as the amendments in ASU 2011-05, for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Note 3—Sale of Northeast Health Plan Subsidiaries

On December 11, 2009, we completed the Northeast Sale. See Notes 1 and 2 for additional information on the Northeast Sale.

At the closing, United paid to us $350 million, consisting of (i) a $60 million initial minimum payment for the commercial membership of the acquired business and the Medicare and Medicaid businesses of the Acquired

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Companies, and (ii) $290 million representing a portion of the adjusted tangible net equity of the Acquired Companies at closing. This payment was subject to certain post-closing adjustments. On December 10, 2010, United paid to us $80 million, representing one-half of the remaining amount of the closing adjusted tangible net equity pursuant to the Stock Purchase Agreement and the final $80 million payment was received in December 2011.

Under the Stock Purchase Agreement, United was required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based upon a formula set forth in the Stock Purchase Agreement to the extent such amounts exceed the initial minimum payment of $60 million that United made to us at closing (referred to as contingent membership renewals). This membership transition was completed on July 1, 2011. We recognized a pretax loss of $106 million related to the sale of the Acquired Companies, which is reported as a separate line item on our consolidated statement of operations for the year ended December 31, 2009. During the years ended December 31, 2011 and 2010, we recognized $40.8 million and $42.0 million, respectively, in connection with contingent membership renewals, as an adjustment to loss on sale of Northeast health plan subsidiaries. See Note 2 for more information on contingent membership renewals. Effective upon the closing date of the Northeast Sale, we have deconsolidated the Acquired Companies since we do not hold a controlling financial interest in those companies. We have not classified the operating results of the Acquired Companies as discontinued operations due to our significant continuing involvement created by our obligation to provide and be financially impacted by our performance under the United Administrative Services Agreements, as well as our financial incentive based on members renewing with legacy United entities.

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

The Northeast Operations had approximately $36.9 million, $258.3 million and $2,651.5 million in total revenues in the years ended December 31, 2011, 2010 and 2009, respectively, which represented less than 1%, 2% and 17% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The Northeast Operations had a combined pretax loss of $(71.2) million, $(68.7) million and $(165.6) million for the years ended December 31, 2011, 2010 and 2009, respectively. Also, see Note 14 for Northeast Operations reportable segment information.

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

During the years ended December 31, 2011 and 2010, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classified $2.1 million and $8.8 million as investments available-for-sale-noncurrent as of December 31, 2011 and 2010, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2011 and December 31, 2010.

As of December 31, 2011 and 2010, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$611.9	$10.6	$(0.2)	$622.3
U.S. government and agencies	32.5	—	—	32.5
Obligations of states and other political subdivisions	498.7	19.5	(0.1)	518.1
Corporate debt securities	385.0	4.3	(4.2)	385.1

	$1,528.1	$34.4	$(4.5)	$1,558.0

Noncurrent:
Corporate debt securities	$2.4	$—	$(0.3)	$2.1

	2010
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$642.3	$8.1	$(2.2)	$648.2
U.S. government and agencies	103.6	0.1	(0.4)	103.3
Obligations of states and other political subdivisions	533.2	2.1	(8.1)	527.2
Corporate debt securities	374.5	11.8	(1.8)	384.5

	$1,653.6	$22.1	$(12.5)	$1,663.2

Noncurrent:
Obligations of states and other political subdivisions	$10.5	$—	$(1.7)	$8.8

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Current:
Due in one year or less	$47.5	$47.5
Due after one year through five years	521.2	524.1
Due after five years through ten years	263.0	274.8
Due after ten years	84.5	89.3
Asset-backed securities	611.9	622.3

Total current investments available-for-sale	$1,528.1	$1,558.0

	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
Noncurrent:
Due after five years through ten years	$2.4	$2.1

Total noncurrent investments available-for-sale	$2.4	$2.1

Proceeds from sales of investments available-for-sale during 2011 were $1,760.3 million. Gross realized gains and losses during 2011 totaled $38.4 million and $5.4 million, respectively. Proceeds from sales of investments available-for-sale during 2010 were $1,119.0 million. Gross realized gains and losses during 2010 totaled $25.1 million and $2.1 million, respectively.

The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2011 and 2010. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.

The following table shows our current investments’ fair values and gross unrealized losses for individual securities in a continuous loss position as of December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$30.5	$(0.2)	$1.1	$—	$31.6	$(0.2)
U.S. government and agencies	—	—	—	—	—	—
Obligations of states and other political subdivisions	7.5	—	3.0	(0.1)	10.5	(0.1)
Corporate debt securities	149.3	(4.1)	1.4	(0.1)	150.7	(4.2)

	$187.3	$(4.3)	$5.5	$(0.2)	$192.8	$(4.5)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Corporate debt securities	$2.1	$(0.3)	$—	$—	$2.1	$(0.3)

The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2011:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	17	2	19
U.S. government and agencies	—	—	—
Obligations of states and other political subdivisions	3	2	5
Corporate debt securities	83	1	84

	103	5	108

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position at December 31, 2011:

	Less than 12 Months	12 Months or More	Total
Corporate debt securities	2	—	2

The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$188.2	$(2.2)	$0.2	$—	$188.4	$(2.2)
U.S. government and agencies	65.1	(0.4)	—	—	65.1	(0.4)
Obligations of states and other political subdivisions	372.7	(8.0)	1.8	(0.1)	374.5	(8.1)
Corporate debt securities	97.9	(1.8)	—	—	97.9	(1.8)

	$723.9	$(12.4)	$2.0	$(0.1)	$725.9	$(12.5)

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Obligations of states and other political subdivisions	$—	$—	$8.8	$(1.7)	$8.8	$(1.7)

Note 5—Property and Equipment

Property and equipment are comprised of the following as of December 31:

	2011	2010
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	5.1	0.5
Buildings and improvements	41.3	40.6
Furniture, equipment and software	302.8	274.3

	350.9	317.1
Less accumulated depreciation	(205.6)	(194.0)

Property and equipment, net	$145.3	$123.1

Our depreciation expense was $28.8 million, $31.3 million and $42.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6—Financing Arrangements

Revolving Credit Facility

We had a $900 million five-year unsecured revolving credit facility with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders party thereto, and such revolving credit facility was scheduled to mature on June 25, 2012. In October 2011, we entered into a new $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the new credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of the new credit facility to refinance our obligations under our previous revolving credit facility. As of December 31, 2011, $112.5 million was outstanding under our new revolving credit facility and the maximum amount available for borrowing under the new revolving credit facility was $428.1 million (see “—Letters of Credit” below).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Letters of Credit

Pursuant to the terms of each of our previous revolving credit facility and our new revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2011 and 2010, we had outstanding letters of credit of $59.4 million and $249.1 million, respectively, resulting in a maximum amount available for borrowing under our new revolving credit facility of $428.1 million and under our previous revolving credit facility of $650.9 million. As of December 31, 2011 and 2010, no amounts had been drawn on any of these letters of credit.

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

Senior Notes

In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2011, no default or event of default had occurred under the indenture governing the Senior Notes.

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

Our Senior Notes payable balances were $398.9 million as of December 31, 2011 and $398.7 million as of December 31, 2010, respectively.

Note 7—Fair Value Measurements

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2011
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$495.3	$—	$—	$495.3
Commercial mortgage-backed securities	—	94.4	—	—	94.4
Other asset-backed securities	—	32.6	—	—	32.6
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	7.0	—	—	7.0
Obligations of states and other political subdivisions	—	517.9	—	0.2	518.1
Corporate debt securities	—	385.1	2.1	—	387.2

Total investments at fair value	$25.5	$1,532.3	$2.1	$0.2	$1,560.1

Embedded contractual derivative	—	—	—	5.3	5.3

Total assets at fair value	$25.5	$1,532.3	$2.1	$5.5	$1,565.4

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
December 31, 2010
Assets:
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$527.6	$—	$—	$527.6
Commercial mortgage-backed securities	—	80.4	—	—	80.4
Other asset-backed securities	—	40.2	—	—	40.2
U.S. government and agencies:
U.S. Treasury securities	25.7	—	—	—	25.7
U.S. Agency securities	—	77.6	—	—	77.6
Obligations of states and other political subdivisions	—	517.3	8.8	9.9	536.0
Corporate debt securities	—	384.5	—	—	384.5

Total assets at fair value	$25.7	$1,627.6	$8.8	$9.9	$1,672.0

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2011 and 2010. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balances of Level 3 financial assets for the years ended December 31, 2011 and 2010 were as follows (dollars in millions):

	2011	2010
Beginning balance	$9.9	$10.0
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains and losses
Realized in net income	(2.4)	—
Unrealized in accumulated other comprehensive income	—	—
Purchases, sales, issuances and settlements
Purchases/additions	5.3	—
Sales	(7.3)	(0.1)
Issuances	—	—
Settlements	—	—

Ending balance	$5.5	$9.9

Change in unrealized gains (losses) included in net income related to assets still held	$—	$—

We had no financial assets or liabilities that were fair valued on a non-recurring basis during the year ended December 31, 2011.

The following table presents information about financial assets measured at fair value on a non-recurring basis during the year ended December 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Loss
As of December 31, 2010
Goodwill—Northeast Operations	$—	$—	$—	$(6.0)

The changes in the balances of Level 3 financial assets that are fair valued on a non-recurring basis for the year ended December 31, 2010 were as follows (dollars in millions):

Year Ended December 31, 2010
Beginning Northeast Operations’ goodwill, intangible assets and property and equipment balance on January 1	$6.0
Impairment related to Northeast Operations	(6.0)

Ending Northeast Operations’ goodwill balance	$—

See Note 2 for a discussion on the goodwill valuation and the impairment of the Northeast Operations’ goodwill.

Note 8—Long-Term Equity Compensation

For the year ended December 31, 2011 the compensation cost that has been charged against income under our various stock option and long-term incentive plans (the Plans) was $27.6 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $10.7 million (See Note 2).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Plans permit the grant of stock options and other equity awards, including but not limited to restricted stock, restricted stock units (RSUs) and performance share units (PSUs) to certain employees, officers and non-employee directors. The grant of a single RSU or PSU under our 2006 Long-Term Incentive Plan reduces the number of shares of common stock available for issuance under that plan by 1.75 shares of common stock. RSUs and PSUs granted under that plan prior to May 21, 2009 reduce the number of shares of common stock available for issuance under the 2006 Long-Term Incentive Plan by two shares of common stock for each award. The grant of an option under the 2006 Long-Term Incentive plan reduces the number of shares of common stock available for issuance under that plan by one share of common stock.

Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to four years of continuous service. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2011, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards also provide for accelerated vesting under the circumstances set forth in the Plans and equity award agreements upon the occurrence of a change in control (as defined in the Plans). At the end of the maximum term, unexercised stock options are set to expire.

Performance share awards were granted in 2009 with 100% cliff vesting at the end of a three-year performance period and provide for vesting at 0% to 200% of shares granted. Shares delivered pursuant to each performance share award will take into account the Company’s attainment of specific performance conditions as outlined in each performance share award agreement.

As of December 31, 2011, we have reserved up to an aggregate of 13.8 million shares of our common stock for issuance under the Plans.

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

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values, the weighted-average grant-date fair values for options, and the total intrinsic value of options exercised during the years ended December 31:

	2011	2010	2009
Risk-free interest rate	2.36%	2.65%	2.76%
Expected option lives (in years)	5.1	5.4	5.3
Expected volatility for options	35.6%	43.5%	39.2%
Expected dividend yield	None	None	None
Weighted-average grant-date fair value of options	$10.88	$10.01	$6.73
Total intrinsic value of options exercised	$7,934,673	$1,449,985	$1,144,925

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	6,393,038	$28.43
Granted	661,950	30.64
Exercised	(1,195,352)	23.69
Forfeited or expired	(235,818)	38.00

Outstanding at December 31, 2011	5,623,818	$29.29	3.68	$23,439,044

Vested or expected to vest at December 31, 2011 (reflecting estimated forfeiture rates effective in 2011)	5,533,526	$29.35	3.65	$23,009,821

Exercisable at December 31, 2011	3,817,162	$31.05	2.79	$14,368,155

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 7.78 – 20.00	226,833	5.22	$14.64	140,396	$14.71
20.01 – 25.00	2,549,915	2.89	23.30	1,514,161	23.45
25.01 – 30.00	959,825	3.09	28.64	923,125	28.68
30.01 – 40.00	1,002,409	5.11	31.75	358,507	33.45
40.01 – 50.00	716,623	4.36	46.88	712,760	46.87
50.01 – 58.07	168,213	5.27	53.94	168,213	53.94

$ 7.78 – 58.07	5,623,818	3.68	$29.29	3,817,162	$31.05

We have entered into restricted stock, RSU and PSU agreements with certain employees. We have awarded shares of restricted common stock under restricted stock award agreements and rights to receive common stock under RSU and PSU award agreements to certain employees. Each RSU and each PSU represents the right to receive, upon vesting, one share of common stock. Awards of restricted stock, RSUs and PSUs are subject to restrictions on transfer and forfeiture prior to vesting. The following table presents the number of stock options, RSUs and PSUs, and restricted stock granted during the years ended December 31:

	2011	2010	2009
Options granted	661,950	1,076,179	250,552
RSUs and PSUs granted	895,294	792,597	926,649
Restricted stock granted	—	—	—

As of December 31, 2011 and 2010, we had no restricted common stock awards outstanding.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSU and PSU activity under our various plans as of December 31, 2011, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,194,172	$29.83	$0.001
Granted	895,924	30.65	0.001
Vested	(487,624)	34.41	0.001
Forfeited	(392,166)	41.07	0.001

Outstanding at December 31, 2011	2,210,306	$26.56	0.001	8.03	$67,237,056

Expected to vest at December 31, 2011 (reflecting estimated forfeiture rates effective in 2011)	2,054,902	$26.55	$0.001	7.99	$62,509,675

The fair values of restricted common stock, RSUs and PSUs are determined based on the market value of the shares on the date of grant.

The weighted-average grant-date fair values and aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, are as follows:

	2011	2010	2009
Weighted-average grant-date fair values of RSUs and PSUs	$30.65	$23.10	$16.81
Aggregate intrinsic value of RSUs and PSUs vested (in millions)	$14.7	$18.0	$4.5

Share-based compensation expense recorded for the years ended December 31, are as follows:

	2011	2010	2009
	(Amounts in millions)
Compensation expense - options	$6.2	$6.3	$2.9
Compensation expense - RSUs and PSUs	$21.4	$26.8	$8.8

As of December 31, 2011, the remaining unrecognized compensation costs and the respective weighted-average recognition periods are as follows:

	Non-vested Options	Non-vested RSUs & PSUs
Remaining unrecognized compensation cost (in millions)	$10.7	$34.9
Remaining weighted-average period (in years)	1.13	0.77

Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2011, we withheld 0.8 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We become entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the stock options, restricted shares, RSUs and PSUs when vesting occurs, the restrictions are released and the shares are issued. Stock options, restricted common stock, RSUs and PSUs are forfeited if the employees terminate their employment prior to vesting, other than in certain limited situations.

Note 9—Capital Stock

As of December 31, 2011, there were 146,804,000 shares of our common stock issued and 64,847,000 shares of common stock held in treasury, resulting in 81,957,000 shares of our common stock outstanding.

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

Rights will attach to all Common Stock certificates representing shares outstanding and no separate certificates evidencing the Rights will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock upon the earliest of (i) 10 days following the public announcement of any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding Common Stock, (ii) 10 business days following the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Common Stock or (iii) 10 business days following the determination by the Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of our Common Stock shall not be deemed to be Acquiring Persons.

The Rights will first become exercisable on the Distribution Date and will expire at the close of business on July 31, 2016 unless such date is extended or the Rights are earlier redeemed or exchanged by us as described below.

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

We may redeem the Rights at a price of $.01 per Right at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding Common Stock and (ii) the date the Rights expire. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person’s affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.

Stock Repurchase Program

On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the year ended December 31, 2011, we repurchased 4.9 million shares of our common stock for aggregate consideration of approximately $149.8 million under our 2010 stock repurchase program. As of December 31, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception at an average price of $27.80 per share for aggregate consideration of $300 million.

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

During the year ended December 31, 2011, we repurchased 8.7 million shares of our common stock for aggregate consideration of approximately $223.7 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2011 was $76.3 million.

Note 10—Employee Benefit Plans

Defined Contribution Retirement Plans

We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code). The plans were amended and restated effective January 1, 2008 to comply with, among other things, Section 415 of the Code. In 2009, 2010 and 2011, various administrative amendments were made to the plans.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $16.8 million, $17.5 million and $18.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

As of December 31, 2011 and 2010, the liability under these plans amounted to $47.0 million and $47.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $0.7 million, $4.5 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

Postretirement Health and Life Plans—Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net of California Retiree Medical and Life Benefits Plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. The plan was amended in 2008 to vest benefits for eligible associates who were terminated in connection with the Company’s operations strategy. We have two other benefit plans that we have acquired as part of the acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts that vary based principally on years of credited service.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans’ obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$35.3	$29.6	$14.7	$11.1
Service cost	1.4	1.3	0.2	0.2
Interest cost	1.9	1.7	0.8	0.7
Change in plan provisions	—	—	1.3	—
Benefits paid	(1.1)	(0.9)	(0.6)	(0.5)
Actuarial loss (gain)	4.7	3.6	8.2	3.2

Benefit obligation, end of year	$42.2	$35.3	$24.6	$14.7

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.1	0.9	0.6	0.5
Benefits paid	(1.1)	(0.9)	(0.6)	(0.5)

Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(42.2)	$(35.3)	$(24.6)	$(14.7)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Dollars in millions)
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(1.4)	(1.2)	(0.9)	(0.7)
Noncurrent liabilities	(40.8)	(34.1)	(23.7)	(14.0)

Net amount recognized	$(42.2)	$(35.3)	$(24.6)	$(14.7)

Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Dollars in millions)
Prior service cost	$—	$—	0.8	$—
Net loss (gain)	5.2	2.4	7.2	2.4

	$5.2	$2.4	$8.0	$2.4

The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(Dollars in millions)
Projected benefit obligation	$42.2	$35.3	$24.6	$14.7
Accumulated benefit obligation	34.6	26.9	24.6	14.7
Fair value of plan assets	$—	$—	$—	$—

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in millions)
Service Cost	$1.4	$1.3	$1.0	$0.2	$0.2	$0.2
Interest Cost	1.9	1.7	1.7	0.8	0.7	0.7
Amortization of prior service cost	—	0.4	0.5	—	—	—
Amortization of net loss (gain)	0.1	—	—	0.5	—	0.1

Net periodic benefit cost	$3.4	$3.4	$3.2	$1.5	$0.9	$1.0

The estimated net (gain) loss and prior service cost for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.1 million and $0.1 million, respectively.

All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

Additional Information

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.4%	5.4%	4.5%	5.5%
Rate of compensation increase	6.0%	5.9%	3.5%	3.5%

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	5.4%	6.0%	6.6%	5.5%	6.0%	6.6%
Rate of compensation increase	5.9%	6.0%	5.9%	3.5%	3.5%	N/A

The discount rates we used to measure our obligations under our pension and other postretirement plans at December 31, 2011 and 2010 mirror the rate of return expected from high-quality fixed income investments.

	2011	2010
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rate assumed for next year	15.4%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2021	2018

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2011:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	$3.5	$(2.9)

Contributions

We expect to contribute $1.3 million to our pension plan and $0.9 million to our postretirement health and life plans throughout 2012. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2012 is expected to be paid out as benefits during the same year.

Estimated Future Benefit Payments

We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2012	$1.3	$0.9
2013	1.6	1.0
2014	3.0	1.1
2015	3.0	1.1
2016	2.9	1.2
Years 2017—2021	14.9	6.6

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Income Taxes

Significant components of the provision for income taxes are as follows for the years ended December 31:

	2011	2010	2009
	(Dollars in millions)
Current tax expense:
Federal	$83.8	$76.3	$25.2
State	14.7	12.5	2.5

Total current tax expense	98.5	88.8	27.7
Deferred tax expense (benefit):
Federal	5.1	27.1	(4.4)
State	2.7	10.1	2.5

Total deferred tax expense (benefit)	7.8	37.2	(1.9)
Interest expense, gross of related tax effects	0.6	0.6	(2.0)

Total income tax provision	$106.9	$126.6	$23.8

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income is as follows for the years ended December 31:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State and local taxes, net of federal income tax effect	6.3	4.5	14.0
Valuation allowance (release) against capital losses, net operating losses or tax credits	19.8	(2.1)	8.3
Sale of subsidiaries	(3.5)	(1.0)	(67.9)
Non-deductible compensation	2.1	0.9	0.3
Tax exempt interest income	(2.0)	(1.0)	(18.8)
Interest expense	0.4	—	(6.8)
Fines and penalties	0.3	0.3	3.6
Goodwill impairment	—	0.6	194.2
Other, net	1.3	1.1	2.3

Effective income tax rate	59.7%	38.3%	94.2%

The increase in the 2011 effective income tax rate resulted primarily from a valuation allowance against deferred tax assets for capital loss carryovers that arose in connection with the 2011 judgment in the AmCareco litigation (see Note 13). The 2009 effective income tax rate was significantly impacted by non-deductible goodwill impairment and other tax adjustments associated with the 2009 sale of our Northeast health plans (see Note 3).

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$71.2	$81.5
Accrued compensation and benefits	79.6	75.7
Net operating and capital loss carryforwards	75.2	41.9
Insurance loss reserves and unearned premiums	17.4	18.1
Deferred gain and revenues	12.4	32.6
Other	0.8	3.7

Deferred tax assets before valuation allowance	256.6	253.5
Valuation allowance	(63.7)	(42.4)

Net deferred tax assets	$192.9	$211.1

	2011	2010
	(Dollars in millions)
DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$51.0	$41.4
Prepaid expenses	23.4	6.4
Unrealized gains on investments	11.6	3.5
Deferred revenue	8.3	61.1
Other	2.3	2.3

Deferred tax liabilities	$96.6	$114.7

On December 31, 2009, we completed the Northeast Sale (see Note 3). The Northeast Sale resulted in a total federal and state income tax benefit of $60.6 million for 2009 plus additional tax benefits of $6.8 million and $4.4 million for 2011 and 2010, respectively. The 2011 and 2010 adjustments in tax benefits arose due to a change in our estimate of contingent sale price components.

The Northeast Sale also resulted in deferred tax assets for capital loss carryovers having a potential future federal and state tax benefit of $25.1 million and $28.3 million as of December 31, 2011 and 2010, respectively. A valuation allowance was established for the full amount of these deferred tax assets, as we determined that the future realizability of these benefits could not be assumed.

During 2011, our total valuation allowance increased by a net $21.3 million, comprised of a $32.8 million increase due primarily to the results of the AmCareco litigation judgment (see Note 13 for information on the AmCareco litigation judgment), reduced by $11.5 million related to the impact of unrealized gains on investments. The $32.8 million is attributed to deferred tax assets for capital loss carryovers generated as a result of the AmCareco litigation judgment. Limitations apply to the use of capital loss carryovers, creating uncertainty in the future realization of a portion of these deferred tax assets. The $11.5 million decrease is attributed to the portion of deferred tax assets for capital loss carryovers expected to be realized. Realization is anticipated to the extent of unrealized gains on investments, and the associated tax benefit is recorded net against unrealized gains on investments in other comprehensive income in stockholders’ equity.

For 2011, 2010 and 2009 the income tax benefit realized from share-based award exercises was $8.7 million, $7.5 million and $2.2 million, respectively. Of the tax benefit (detriment) realized, $0.8 million, $(5.7) million and $(4.9) million were allocated to stockholders’ equity in 2011, 2010 and 2009, respectively.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $6.0 million and $165.3 million, respectively. The net operating loss carryforwards expire at various dates through 2030.

Limitations on utilization may apply to all of the federal and state net operating loss carryforwards. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2011 valuation allowance was allocated to reduce goodwill.

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2011	2010	2009
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$21.9	$20.9	$53.2
Decreases in unrecognized tax benefits related to a prior year	—	—	(28.6)
Increases (decreases) in unrecognized tax benefits related to the current year	25.2	1.0	(0.5)
Settlements with taxing authorities	—	—	(4.7)
Lapse in statute of limitations for assessment	—	—	1.5

Gross unrecognized tax benefits at end of year	$47.1	$21.9	$20.9

Of the $50.8 million total liability at December 31, 2011 for unrecognized tax benefits, including interest and penalties, approximately $7.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $43.5 million would impact deferred tax assets. Of the $24.7 million total liability at December 31, 2010 for unrecognized tax benefits, including interest and penalties, approximately $6.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $18.4 million would impact deferred tax assets.

We recognized interest and any applicable penalties, which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2011, 2010 and 2009, $0.6 million, $0.6 million and $(2.0) million of interest was recorded as income tax provision (benefit), respectively. We reported interest accruals of $2.4 million and $1.8 million at December 31, 2011 and 2010, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.

We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2011, tax years subject to examination in the federal jurisdiction are 2008 and forward. The most significant state tax jurisdiction for the Company is California, and tax years subject to examination by that jurisdiction are 2004 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations.

In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the closure of state statute of limitation for assessment and examination settlements regarding the sale of our Northeast health plans (see Note 3). These resolutions could reduce our unrecognized tax benefits by approximately $5.7 million.

Note 12—Regulatory Requirements

All of our health plans as well as our insurance subsidiaries are required to maintain minimum capital standards and certain restricted accounts or assets, in accordance with legal and regulatory requirements. For

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

example, under the Knox-Keene Health Care Service Plan Act of 1975, as amended, California plans must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans, as well as our insurance companies, must comply with their respective state’s minimum regulatory capital requirements. In addition, in California and in certain other jurisdictions, licensees are required to maintain minimum investment amounts for the restricted use of the regulators in certain limited circumstances. Within the scope of state requirements established by the regulators, we have discretion as to whether we invest such funds in cash and cash equivalents or other investments. Such restricted cash and cash equivalents, as of December 31, 2011 and 2010, totaled $5.3 million and $0.4 million, respectively. Investment securities held by trustees or agencies pursuant to state regulatory requirements were $20.7 million and $25.8 million as of December 31, 2011 and 2010, respectively. See the “Restricted Assets” section in Note 2 for additional information.

As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk based capital (RBC) or other statutory capital requirements under various state laws and regulations, and to meet the capital standards of credit rating agencies. During the year ended December 31, 2011, we made capital contributions of $24 million to a subsidiary to maintain our target RBC. As a result of the regulatory capital requirements and other requirements of state law and regulation, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends which can be paid by the insurance company subsidiaries to us without prior approval of the insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. Management believes that as of December 31, 2011 all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintainance of minimum capital standards and restricted accounts or assets in all material respects.

Note 13—Commitments and Contingencies

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

On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the Central District of California), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the Eastern District of California), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco (San Francisco County Superior Court) and the U.S. District Court for the Central District of California. The consolidated amended complaint in the federal action pending in the Eastern District of California is filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also names IBM as a defendant. It seeks to state claims for violation of the California

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Confidentiality of Medical Information Act and the California Customer Records Act, and seeks statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion to dismiss the consolidated complaint. On January 20, 2012, the court issued an order dismissing the complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court, and gave the plaintiffs thirty days to file an amended complaint. On February 22, 2012, the court entered an order approving a stipulation giving the plaintiffs an additional sixty days, until April 21, 2012, to file an amended complaint.

The other federal court proceeding was instituted on July 7, 2011 in the Superior Court of California, County of Riverside and is brought on behalf of a putative nationwide class of all former and current members affected by this incident, and seeks to state similar claims against us, as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. On August 26, 2011, the plaintiff filed a motion to remand the case to state court. That motion was granted on September 30, 2011. On October 10, 2011, we filed an application for leave to appeal the remand order to the United States Court of Appeals for the Ninth Circuit. On January 30, 2012, the Court of Appeals granted the motion for leave to appeal and ordered the parties to submit briefs. The appeal is scheduled for oral argument on March 5, 2012. We have not yet filed a response to the complaint in this action.

The San Francisco Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California’s Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed an application for a writ of mandate with the California Court of Appeal seeking review of that ruling. We filed an opposition to that application. On January 26, 2012, the Court of Appeals issued an order indicating it might issue a peremptory writ regarding the enforceability of the arbitration agreement and inviting the parties to submit additional briefing.

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

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages, present novel legal theories, involve disputed facts, represent a shift in regulatory policy, involve a large number of parties, claimants or regulatory bodies, are in the early stages of the proceedings, or could result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described above in this Note 13 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 13 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings which are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

AmCareco Settlement

We were previously a defendant in two related litigation matters (the “AmCareco litigation”) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries which merged into Health Net, Inc. in January 2001. During the year ended December 31, 2011, we fully satisfied the entirety of a judgment relating to the AmCareco litigation, paying a total of $181 million to the three receivers, inclusive of all accrued interest and court costs. Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense incurred in connection with the AmCareco litigation. This expense was recorded as part of our G&A expenses.

Medi-Cal Rate Reduction

On October 27, 2011, CMS approved certain elements of California’s 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. The California Department of Health Care Services (DHCS) preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011.

Recently, the United States District Court for the Central District of California issued a series of injunctions barring the DHCS from implementing the rate reductions as to various classes of providers. Therefore, due to the uncertainty regarding the final implementation of AB 97, as of the date of the filing of this report, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries that may result in connection with AB 97.

Operating Leases and Long-Term Purchase Obligations

Operating Leases

We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.

We lease a commercial campus in Shelton, Connecticut under an operating lease agreement for an initial term of ten years with an option to extend for two additional terms of ten years each. The total future minimum lease commitments under the lease are approximately $46.4 million.

We lease an office space in Woodland Hills, California for our corporate headquarters under an operating lease agreement. The lease is for a term of ten years and does not provide for complete cancellation rights. The total future minimum lease commitments under the lease are approximately $9.9 million.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We lease an office space in Woodland Hills, California for our California health plan under an operating lease agreement. This agreement extends the term of an existing lease by ten years and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. The total future minimum lease commitments under this lease are approximately $93.6 million.

Long-Term Purchase Obligations

We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2011.

We have entered into long-term agreements to receive services related to pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2011, the remaining terms are approximately one year for each of these contracts, and termination of these agreements is subject to certain termination provisions. As of December 31, 2011, the total estimated future commitments under these agreements are $20.1 million.

We have entered into an agreement with International Business Machines Corporation (IBM) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. The remaining term of this contract is approximately two years, and the total estimated future commitments under the agreement are approximately $141.7 million.

We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (Cognizant) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. The remaining term of this contract is approximately two years, and the total estimated future commitments under the agreement are approximately $20.6 million.

We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with claims adjudication, adjustment, audit and process improvement services. The remaining term of this contract is approximately three years, and the total estimated future commitments under the agreement are approximately $18.6 million.

We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.

As of December 31, 2011, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2012	$48.8	$161.8
2013	51.7	123.3
2014	49.1	53.3
2015	41.0	9.2
2016	30.4	—
Thereafter	61.6	—

Total minimum commitments	$282.6	$347.6

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease expense totaled $52.1 million, $61.4 million and $63.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Long-term purchase obligation expenses totaled $188.7 million, $184.1 million and $127.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Surety Bonds

During December 2005, the Company elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against the Company in connection with the AmCareco litigation. The surety bonds were secured by $88.1 million of irrevocable standby letters of credit issued under the Company’s revolving credit facility in favor of the issuers of the surety bonds. Due to our satisfaction of the entirety of AmCareco litigation judgment, these standby letters of credit were released during the three months ended June 30, 2011.

Note 14—Segment Information

We operate within three reportable segments, Western Region Operations, Government Contracts and Northeast Operations. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services plans through the TRICARE program, MFLC program and other health care-related government contracts. For the year ended December 31, 2011, our Northeast Operations reportable segment included the operations of our businesses that provided administrative services to United and its affiliates pursuant to the United Administrative Services Agreements prior to their termination on July 1, 2011 and the operations of Health Net Life in Connecticut and New Jersey prior to the renewal dates of the Transitioning HNL Members. Beginning July 1, 2011, our Northeast Operations reportable segment includes the operations of our businesses that are adjudicating run out claims and providing limited other administrative services to United and its affiliates pursuant to the Claims Servicing Agreements.

As a result of the Northeast Sale, we operate the Northeast business in a manner that is different than the rest of our health plans. For additional information on the Northeast Sale, the United Administrative Services Agreements and the Claims Servicing Agreements, see Notes 2 and 3. The rest of our health plans are operated as continuing core health plans.

The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company.

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

We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of the reportable segments by our CODM. In addition, certain charges, including those related to our operations strategy and corporate overhead cost reduction efforts, as well as asset impairments, are reported as part of Corporate/Other.

Presented below are segment data for the three years ended December 31, 2011, 2010 and 2009.

2011

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,361.9	$1,416.6	$2.4	$—	$11,780.9
Intersegment revenues	11.8	—	—	(11.8)	—
Net investment income	74.1	—	0.1	—	74.2
Administrative services fees and other income	11.5	—	—	—	11.5
Northeast administrative services fees and other	—	—	34.5	—	34.5
Interest expense	32.0	—	0.2	—	32.2
Depreciation and amortization	32.2	—	—	—	32.2
Share-based compensation expense	22.6	4.0	1.0	—	27.6
Segment pretax income (loss)	264.4	185.2	(71.2)	(199.4)	179.0

2010

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,925.7	$3,344.5	$71.2	$—	$13,341.4
Intersegment revenues	54.2	0.1	—	(54.3)	—
Net investment income	70.3	—	0.9	—	71.2
Administrative services fees and other income	26.6	—	—	(5.5)	21.1
Northeast administrative services fees and other	—	—	186.2	—	186.2
Interest expense	34.9	—	—	—	34.9
Depreciation and amortization	34.6	—	0.2	—	34.8
Share-based compensation expense	26.0	4.1	3.0	—	33.1
Segment pretax income (loss)	244.5	178.8	(68.7)	(23.7)	330.9

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009

	Western Region Operations	Government Contracts	Northeast Operations	Corporate/ Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,850.8	$3,104.7	$2,589.8	$—	$15,545.3
Intersegment revenues	51.2	0.4	0.3	(51.9)	—
Net investment income	67.6	—	38.3	—	105.9
Administrative services fees and other income	38.7	—	23.3	—	62.0
Interest expense	41.0	—	(0.1)	—	40.9
Depreciation and amortization	36.7	—	16.3	—	53.0
Share-based compensation expense	9.6	1.2	0.9	—	11.7
Segment pretax income (loss)	270.3	168.6	(165.6)	(298.5)	(25.2)

Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Commercial premium revenue	$5,945.9	$5,663.9	$5,721.1
Medicare premium revenue	2,922.7	3,028.5	3,060.7
Medicaid premium revenue	1,493.3	1,233.3	1,069.0

Total Western Region Operations health plan services premiums	10,361.9	9,925.7	9,850.8

Total Northeast Operations health plan services premiums	2.4	71.2	2,589.8

Total health plan services premiums	$10,364.3	$9,996.9	$12,440.6

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

We are required to reconsider the initial determination of whether an entity is a VIE if certain types of events (reconsideration events) occur. If one or more reconsideration events occur, the holder of a variable interest in a previously determined VIE must reconsider whether that entity continues to be a VIE. Likewise, the holder of a variable interest in an entity that previously was not a VIE must reconsider whether the entity has become a VIE. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

The adoption of these new rules had no impact on our previous accounting for the variable interest entities as described below.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Northeast Sale

Effective upon the closing date of the Northeast Sale (see Notes 1, 2 and 3), in accordance with the consolidation rules in effect as of December 31, 2009, we determined that the Acquired Companies were variable interest entities of which we were not the primary beneficiary and we did not hold a controlling financial interest in those companies. Accordingly, we deconsolidated the Acquired Companies as of December 31, 2009. We re-evaluated the consolidation of these variable interest entities upon adoption of the new accounting rules and have determined that we are not the primary beneficiary and we do not hold a controlling financial interest in those companies. Accordingly, these variable interest entities continued to be deconsolidated from our financial results as of December 31, 2010. We noted no reconsideration events during the year ended December 31, 2011; accordingly, the Acquired Companies continue to be deconsolidated from our financial results as of December 31, 2011. Factors considered in determining deconsolidation include our loss of effective control over the Acquired Companies given their sale and our concurrent entry into the United Administrative Service Agreements, which provided United the power to direct significant activities of the Acquired Companies. Also, both the Company and United share in the exposure from obligations to absorb losses, however, United is the primary obligor of these obligations. We retained certain financial responsibilities for the Acquired Companies for the period beginning on the closing date and ending on the earlier of the second anniversary of the closing date and the date that the last United Administrative Services Agreement is terminated. Under the United Administrative Services Agreements, we provided claims processing, customer services, medical management, provider network access and other administrative services to United and certain of its affiliates. As part of the transaction, we have provided a guarantee to United to perform under the provisions of the United Administrative Service Agreements and have entered into a covenant-not-to-compete. We terminated the United Administrative Services Agreements on July 1, 2011 and entered into Claims Servicing Agreements with United and certain of its affiliates. The Claims Servicing Agreements will be in effect until the last run out claim under the applicable Claims Servicing Agreement has been adjudicated.

The total revenues were $67.2 million, $2,083.1 million and $2,676.9 million related to the Acquired Companies for the years ended December 31, 2011, 2010 and 2009, respectively. Net losses were $44.2 million, $101.8 million, and $184.0 million related to the Acquired Companies for the years ended December 31, 2011, 2010 and 2009, respectively. There are no assets or liabilities from these variable interest entities recorded on our consolidated financial statements as of December 31, 2011 or December 31, 2010, except for the net balances due to the purchaser of $2.5 million and $8.1 million, as of December 31, 2011 and 2010, respectively.

Amortizing Financing Facility

In conjunction with our entrance into the amortizing financing facility (see Note 6), we formed certain entities for the purpose of facilitating the financing facility. We acted as managing general partner, sole member or sole shareholder of these entities, as the case may be, and the non-U.S. lender acted as a limited partner of one of these entities until we terminated our amortizing financing facility in May 2010 (see Note 6). These entities were primarily funded with the initial financing from the non-U.S. lender of $175 million and inter-company borrowings that have been repaid as of December 31, 2010. The inter-company borrowings were fully eliminated in our consolidated financial statements. The entities’ net obligation was not required to be collateralized. We had consolidated these variable interest entities as of December 31, 2009, and we had continued to consolidate these entities upon the adoption of the new consolidation rules since we were their primary beneficiary as we held a controlling financial interest. Factors considered in determining to consolidate include the Company’s effective control over the entities, given our power to direct significant activities of the entities as a managing general partner. Also, though both the Company and the limited partner had exposure to obligations to absorb losses/residual return, the Company had a more significant exposure from the risk of loss/residual return.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When we terminated our amortizing financing facility and fully repaid the outstanding balance in May 2010, we determined that this constituted a reconsideration event and re-evaluated the VIE status of these entities. Due to our termination of our amortizing financing facility, we have repaid the outstanding balance in full and own 100% of the controlling financial interest of these entities as of December 31, 2010. Accordingly, we continued to be their primary beneficiary and have consolidated these entities with our financial results as of December 31, 2010. Subsequent to the full repayment of the amortizing financing facility, the only remaining amounts were from intercompany transactions, which were eliminated in consolidation. Accordingly, the consolidation of these entities had no impact on our consolidated financial statements as of December 31, 2010.

On December 16, 2011 these entities were dissolved and all intercompany balances related to the amortizing financing facility were settled. There are no amounts related to these entities in our consolidated financial statements as of December 31, 2011.

Note 16—Reserves for Claims and Other Settlements

Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2011, 2010 and 2009.

	Health Plan Services Year Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Reserve for claims (a), beginning of period	$727.5	$692.2	$957.1
Incurred claims related to:
Current year	4,733.0	4,644.2	6,422.8
Prior years (c)	(96.5)	(70.0)	(80.0)

Total incurred (b)	4,636.5	4,574.2	6,342.8

Paid claims related to:
Current year	4,024.4	3,929.3	5,572.2
Prior years	618.8	609.6	857.8

Total paid (b)	4,643.2	4,538.9	6,430.0

Less divested businesses	—	—	(177.7)
Reserve for claims (a), end of period	720.8	727.5	692.2
Add:
Claims and claims-related payable (d)	111.0	123.6	165.6
Other (e)	80.3	90.9	93.9

Reserves for claims and other settlements, end of period	$912.1	$942.0	$951.7

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.
(b)	Includes medical claims only. Capitation, pharmacy and other payments including provider settlements are not included.
(c)

This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there have been no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities are estimated under actuarial standards of practice and GAAP. The

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months’ incurred services. Revised estimates for prior years are determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2011, 2010 and 2009, incurred claims related to prior years were estimated to be $96.5 million, $70.0 million and $80 million lower than originally estimated. The majority of this amount was due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. Actual claim experience was more favorable than our estimate.
(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.
(e)	Includes accrued capitation, shared risk settlements, and other reserve items.

The following table shows the Company’s health plan services capitated and non-capitated expenses for the years ended December 31:

	Health Plan Services
	2011	2010	2009
	(Dollars in millions)
Total incurred claims	$4,636.5	$4,574.2	$6,342.8
Capitated expenses and shared risk	2,789.8	2,700.2	2,782.0
Pharmacy and other	1,522.0	1,334.7	1,607.2

Health plan services	$8,948.3	$8,609.1	$10,732.0

For the years ended December 31, 2011, 2010 and 2009, the Company’s capitated, shared risk, pharmacy and other expenses represented 48%, 47% and 41%, respectively, of the Company’s total health plan services.

Note 17—Quarterly Information (Unaudited)

The following interim financial information presents the 2011 and 2010 results of operations on a quarterly basis:

2011

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,526.5		$2,775.9		$2,786.6		$2,812.0
Health plan services costs	2,282.3		2,231.3		2,223.5		2,211.3
Government contracts costs	822.2		130.8		127.9		157.0
(Loss) income from operations before income taxes	(98.9)		88.5		99.2		90.2
Net (loss) income	(108.2)	(1)	58.3	(2)	61.8	(3)	60.2	(4)
Basic (loss) earnings per share	$(1.16)		$0.64		$0.71		$0.73
Diluted (loss) earnings per share (5)	$(1.16)		$0.63		$0.70		$0.71

(1)

Includes a $177.2 million expense incurred as a result of the Louisiana Supreme Court’s judgement in the AmCareco litigation, a $11.0 million expense related to our cost management initiatives and a $34.9 million favorable adjustment to loss of sale of Northeast health plan subsidiaries.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Includes a $2.7 million expense related to our cost management initiatives, a $0.3 million benefit from litigation reserve true-ups and a $6.3 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(3)	Includes a $4.7 million expense related to our cost management initiatives and a $0.2 million benefit from litigation reserve true-ups.
(4)	Includes a $9.7 million expense related to our cost management initiatives and a $6.3 million benefit from litigation reserve true-ups.
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

2010

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,416.1		$3,437.0		$3,393.5		$3,373.3
Health plan services costs	2,211.3		2,163.2		2,134.7		2,100.0
Government contracts costs	771.9		811.4		814.4		770.5
Income from operations before income taxes	26.6		77.9		102.2		124.2
Net income	16.1	(1)	45.1	(2)	62.7	(3)	80.4	(4)
Basic earnings per share	$0.16		$0.46		$0.64		$0.84
Diluted earnings per share (5)	$0.16		$0.45		$0.64		$0.83

(1)	Includes a $14.5 million expense related to our operations strategy and other cost management initiatives.
(2)	Includes a $24.9 million expense related to our operations strategy and other cost management initiatives, a $9 million expense related to early debt extinguishment and related interest rate swap termination, a $6 million goodwill impairment related to our Northeast Operations, a $21.6 million benefit from a litigation reserve true-up and a $8.2 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(3)	Includes an $8.6 million expense related to our operations strategy and other cost management initiatives and a $21.5 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(4)	Includes a $13.2 million expense related to our operations strategy and other cost management initiatives, a $24.9 million benefit from a litigation reserve true-up and a $12.3 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

Note 18—Credit Quality of Financing Receivables

As of December 31, 2011 and 2010, our financing receivables consisted of the following (amounts in millions):

	2011	2010
Amounts due for contingent membership renewals	$—	$33.8
Loans to health care providers	5.3	13.6

Amounts due for contingent membership renewals arose from the Northeast Sale (see Note 2). United was required to pay us additional consideration for the value of the Transitioning HNL Members and the members of the Acquired Companies that transitioned to other United products based on a formula set forth in the Stock Purchase Agreement to the extent such amounts exceeded the initial minimum payment of $60.0 million that United made to us at closing. This membership transition was completed on July 1, 2011. The receivable amount accrued as of December 31, 2010 was received in March 2011. As of December 31, 2011, we had no remaining amounts due in connection with contingent membership renewals. Loans to health care providers are made from time to time to provide funding to certain health care providers and are generally due within twelve months from the time of the loan.

HEALTH NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These financing receivables are considered past due if the required principal payments have not been received as of the date such payments were due. We do not accrue interest on these financing receivables, and interest income is recognized only to the extent any such cash payments are received. We had no past due financing receivables as of December 31, 2011 and December 31, 2010. Financing receivables are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due in accordance with the original contractual terms of the agreement, including scheduled principal payments. Impairment is evaluated in total for smaller-balance receivables of a similar nature and on an individual receivable basis for other larger receivables. If a receivable is impaired, a specific valuation allowance is established. Impaired receivables, or portions thereof, are charged off when deemed uncollectible. We had no impaired receivables as of December 31, 2011 and December 31, 2010.

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

The allowance for possible bad debt is a reserve established through a bad debt provision charged to general and administrative expense, which represents our best estimate of probable losses that have been incurred within the existing receivables. The allowance, in our judgment, is necessary to reserve for estimated bad debt and risks inherent in the receivables. Our allowance for bad debt methodology is based on historical loss experience by type of credit and internal risk assessment, with adjustments for current events and conditions. The allowance for bad debt was not material as of December 31, 2011 and December 31, 2010.

Note 19—Subsequent Event

Sale of Medicare PDP Business

On January 9, 2012, we announced that our subsidiary, Health Net Life, has entered into a definitive agreement to sell our Medicare PDP business to a subsidiary of CVS Caremark Corporation for approximately $160 million in cash.

The transaction is subject to a number of closing conditions and applicable regulatory approvals, including approval from CMS, and is expected to close in the second quarter of 2012. As of December 31, 2011, we had approximately 400,000 Medicare PDP members in 49 states and the District of Columbia. Annualized revenue for the Medicare PDP business is approximately $490 million. We will continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.

CMS Risk Adjustment Data Validation Audit Methodology

On February 24, 2012, CMS published its final payment error calculation methodology for Medicare Advantage risk adjustment data validation contract-level audits (RADV audits). On December 21, 2010, CMS had invited public comment on the proposed methodology. CMS will begin applying the final methodology for audits of the 2011 payment year. Among other things, the final methodology includes a fee-for-service adjuster, which would limit our liability to an error rate in excess of CMS’ own fee-for-service error rate. We are evaluating the impact this final methodology might have on our financial condition or results of operations.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Net investment income (loss)	$493	$44	$(50)
Other income (loss)	690	33,172	(6,580)
Administrative service fees	493,637	472,828	464,840
Northeast administrative services fees and other	33,377	92,582	—

Total revenues	528,197	598,626	458,210
EXPENSES:
General and administrative	649,524	438,463	510,487
Depreciation and amortization	33,061	36,532	40,856
Interest	34,456	40,594	41,938
Northeast administrative services expenses	33,377	93,035	—
Asset impairments	—	4,133	24,561
Early debt extinguishment charge	—	513	—

Total expenses	750,418	613,270	617,842

Loss from operations before income taxes and equity in net income of subsidiaries	(222,221)	(14,644)	(159,632)
Income tax benefit	132,690	5,604	150,309
Equity in net income (loss) of subsidiaries	161,651	213,283	(39,681)

Net income (loss)	$72,120	$204,243	$(49,004)

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$87,948	$203,804
Other assets	23,407	39,727
Deferred taxes	—	21,824
Due from subsidiaries	101,701	82,824

Total current assets	213,056	348,179
Property and equipment, net	108,150	97,061
Goodwill	346,100	346,100
Other intangible assets, net	2,448	3,073
Investment in subsidiaries	2,594,762	2,687,308
Other assets	65,180	60,144

Total Assets	$3,329,696	$3,541,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$152,276	$219,583
Deferred taxes	12,249	—
Other liabilities	75,556	127,407

Total current liabilities	240,081	346,990
Intercompany notes payable—long term	996,849	1,011,095
Long term debt	511,390	398,685
Other liabilities	138,230	90,679

Total Liabilities	1,886,550	1,847,449

Commitments and contingencies
Stockholders’ Equity:
Common stock	147	145
Additional paid-in capital	1,278,037	1,221,301
Treasury common stock, at cost	(2,023,129)	(1,626,856)
Retained earnings	2,171,459	2,099,339
Accumulated other comprehensive income	16,632	487

Total Stockholders’ Equity	1,443,146	1,694,416

Total Liabilities and Stockholders’ Equity	$3,329,696	$3,541,865

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY ONLY)

HEALTH NET, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$252,100	$155,740	$125,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	—	7,115	62,299
Sales of property and equipment	—	12	2,799
Purchases of property and equipment	(48,046)	(34,498)	(25,401)
Notes receivable due from subsidiaries	(24,000)	26,200	10,000
Capital contributions returned to Parent	1,796	1,182,635	350,707
Capital contributions to subsidiaries	(400)	(120,972)	(394,500)
(Purchases) sales of restricted investments and other	(13,361)	14,253	—

Net cash (used in) provided by investing activities	(84,011)	1,074,745	5,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(37)	248	95
Excess tax benefit on share-based compensation	544	286	23
Net borrowings from subsidiaries	(14,246)	(1,144,992)	299,644
Proceeds from exercise of stock options and employee stock purchases	13,356	3,644	1,354
Proceeds from issuance of notes and other financing arrangements	978,500	100,000	80,000
Repayment of debt under financing arrangements	(872,212)	(200,000)	(130,000)
Repurchase of common stock	(389,850)	(236,847)	(14,150)

Net cash (used in) provided by financing activities	(283,945)	(1,477,661)	236,966

Net (decrease) increase in cash and cash equivalents	(115,856)	(247,176)	368,742
Cash and cash equivalents, beginning of period	203,804	450,980	82,238

Cash and cash equivalents, end of period	$87,948	$203,804	$450,980

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,332	$31,074	$27,904
Income taxes paid	55,882	96,319	71,396

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

EXHIBIT INDEX

Exhibit Number	Description

+^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

^2.2	Restated Amendment No. 1 to Stock Purchase Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and UnitedHealth Group Incorporated (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

+†2.3	Asset Purchase Agreement, dated as of January 6, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company, a copy of which is filed herewith.

3.1	Seventh Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12718) and incorporated herein by reference).

3.2	Tenth Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) on July 26, 2004 (File No. 1-12718) and incorporated herein by reference).

4.2	Rights Agreement, dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement, dated as of December 14, 2009, by and between Health Net, Inc. and Angelee F. Bouchard (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.2	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Joseph C. Capezza (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Patricia T. Clarey (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.4	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.5	Amended and Restated Employment Agreement, dated as of February 7, 2012, by and between Health Net, Inc. and Juanell Hefner, a copy of which is filed herewith.

*10.6	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.7	Amended and Restated Employment Agreement, dated as of February 22, 2010, by and between Health Net, Inc. and Steven Sell (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.8	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and John Sivori (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.9	Amendment No. 1 to the Amended and Restated Employment Agreement, dated March 20, 2009, by and between Health Net, Inc. and John Sivori (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.10	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Linda Tiano (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.11	Employment Letter Agreement, dated December 14, 2009, by and between Health Net, Inc. and Linda Tiano (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.12	Amended and Restated Employment Agreement, dated as of February 17, 2009, by and between Health Net, Inc. and Steve Tough (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.13	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.14	Certain Compensation and Benefit Arrangements with Respect to the Health Net, Inc.’s Non-Employee Directors, as amended and restated on December 2, 2010 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12718) and incorporated herein by reference).

†*10.15	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended, a copy of which is filed herewith.

Exhibit Number	Description

*10.16	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Nonqualified Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.23	Form of Nonqualified Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. under the Health Net, Inc. 1998 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.24	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. under the Health Net, Inc. 1998 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.25	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

†*10.26	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

*10.27	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.28	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.29	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

*10.30	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.31	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.32	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

†*10.33	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

*10.34	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.35	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.36	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended, a copy of which is filed herewith.

*10.37	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 File No. 1-12718 and incorporated herein by reference).

*10.38	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.39	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.40	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.41	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.42	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.43	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

†*10.44	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc., a copy of which is filed herewith.

*10.45	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.46	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

*10.47	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.48	Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

†*10.49	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001, a copy of which is filed herewith.

*10.50	Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.51	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.52	Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.53	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.54	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.55	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.56	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.57	Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.58	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.59	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.60	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.61	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.62	Amendment No. 1 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.63	Amendment No. 2 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.64	Health Net, Inc. Amended and Restated Executive Officer Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.65	Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.66	Amendment No. 1 to the Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.67	Addendum A to the Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.68	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.69	First Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.70	Second Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 11, 2011 (File No. 333-176241) and incorporated herein by reference).

*10.71	Third Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 11, 2011 (File No. 333-176241) and incorporated herein by reference).

†*10.72	Fourth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008, a copy of which is filed herewith.

*10.73	Health Net, Inc. Supplemental Executive Retirement Plan , amended and restated effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.74	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

Exhibit Number	Description

*10.75	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.76	Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated effective April 25, 1995 (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.77	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.78	Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

^10.79	Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.80	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.81	Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.82	Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.83	Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.84	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.85	Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation, a copy of which is filed herewith.

^10.86	Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation, a copy of which is filed herewith.

10.87	Transitional Trademark License Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of Connecticut, Inc., Health Net of New York, Inc., Health Net Insurance of New York, Inc., FOHP, Inc., Health Net of New Jersey, Inc. and Health Net Services (Bermuda) Ltd. (filed as Exhibit 10.107 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101	The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (2) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (3) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (4) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, and (5) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.
^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.