Form 10-Q
period 2012-03-31
HEALTH NET INC
filed 2012-05-09
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________
FORM 10-Q
__________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-12718
__________________
HEALTH NET, INC.
(Exact name of registrant as specified in its charter)
__________________

Delaware	95-4288333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21650 Oxnard Street, Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)
(818) 676-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________
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
The number of shares outstanding of the registrant’s Common Stock as of May 3, 2012 was 83,287,000 (excluding 65,337,236 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Health plan services premiums	$2,620,949	$2,449,087
Government contracts	181,362	875,127
Net investment income	22,304	23,835
Administrative services fees and other income	5,784	2,721
Divested operations and services revenue	—	12,449
Total revenues	2,830,399	3,363,219

Expenses
Health plan services (excluding depreciation and amortization)	2,343,659	2,117,286
Government contracts	162,310	822,152
General and administrative	237,276	404,500
Selling	61,561	60,565
Depreciation and amortization	7,430	8,468
Interest	8,628	7,620
Divested operations and services expenses	23,096	58,329
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(34,854)
Total expenses	2,843,960	3,444,066
Loss from continuing operations before income taxes	(13,561)	(80,847)
Income tax (benefit) provision	(5,427)	15,777
Loss from continuing operations	(8,134)	(96,624)

Discontinued operations :
Loss from discontinued operation, net of tax	(18,452)	(11,571)
Net loss	$(26,586)	$(108,195)

Net loss per share—basic:
Loss from continuing operations	$(0.10)	$(1.04)
Loss from discontinued operation, net of tax	$(0.22)	$(0.12)
Net loss per share—basic	$(0.32)	$(1.16)

Net loss per share—diluted:
Loss from continuing operations	$(0.10)	$(1.04)
Loss from discontinued operation, net of tax	$(0.22)	$(0.12)
Net loss per share—diluted	$(0.32)	$(1.16)
Weighted average shares outstanding:
Basic	82,513	93,290
Diluted	82,513	93,290

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(26,586)	$(108,195)
Other comprehensive loss before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains arising during the period	6,909	1,390
Less: Reclassification adjustments for gains included in earnings	(12,958)	(12,298)
Unrealized losses on investments available-for-sale, net	(6,049)	(10,908)
Defined benefit pension plans
Prior service cost arising during the period	—	—
Net loss arising during the period	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	1,038	157
Defined benefit pension plans, net	1,038	157
Other comprehensive loss, before tax	(5,011)	(10,751)
Income tax expense (benefit) related to components of other comprehensive income	401	(4,086)
Other comprehensive loss, net of tax	(5,412)	(6,665)
Comprehensive loss	$(31,998)	$(114,860)

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$391,032	$230,253
Investments-available-for-sale (amortized cost: 2012-$1,423,879, 2011-$1,528,091)	1,447,630	1,557,997
Premiums receivable, net of allowance for doubtful accounts (2012-$3,419, 2011-$3,318)	462,965	251,911
Amounts receivable under government contracts	234,120	234,740
Other receivables	165,533	225,004
Deferred taxes	100,639	46,659
Assets of discontinued operation held for sale	145,240	—
Other assets	177,337	117,876
Total current assets	3,124,496	2,664,440
Property and equipment, net	152,524	145,302
Goodwill	565,886	605,886
Other intangible assets, net	19,842	20,699
Deferred taxes	—	49,685
Investments-available-for-sale-noncurrent (amortized cost: 2012-$0, 2011-$2,450)	—	2,147
Other noncurrent assets	114,330	119,510
Total Assets	$3,977,078	$3,607,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$958,124	$912,126
Health care and other costs payable under government contracts	77,892	88,440
Unearned premiums	365,772	176,733
Liabilities of discontinued operation held for sale	41,823	—
Accounts payable and other liabilities	355,743	240,281
Total current liabilities	1,799,354	1,417,580
Senior notes payable	398,941	398,890
Borrowings under revolving credit facility	112,500	112,500
Deferred taxes	7,272	—
Other noncurrent liabilities	234,698	235,553
Total Liabilities	2,552,765	2,164,523
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2012-148,578 shares; 2011-146,804 shares )	149	147
Additional paid-in capital	1,310,438	1,278,037
Treasury common stock, at cost (2012- 65,337 shares of common stock; 2011-64,847 shares of common stock)	(2,042,367)	(2,023,129)
Retained earnings	2,144,873	2,171,459
Accumulated other comprehensive income	11,220	16,632
Total Stockholders’ Equity	1,424,313	1,443,146
Total Liabilities and Stockholders’ Equity	$3,977,078	$3,607,669

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Net loss						(108,195)		(108,195)
Other comprehensive loss							(6,665)	(6,665)
Exercise of stock options and vesting of restricted stock units	1,429	2	22,952					22,954
Share-based compensation expense			9,428					9,428
Tax benefit related to equity compensation plans			1,565					1,565
Repurchases of common stock				(4,257)	(126,904)			(126,904)
Balance as of March 31, 2011	146,550	$147	$1,255,246	(54,731)	$(1,753,760)	$1,991,144	$(6,178)	$1,486,599
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net loss						(26,586)		(26,586)
Other comprehensive loss							(5,412)	(5,412)
Exercise of stock options and vesting of restricted stock units	1,774	2	14,419					14,421
Share-based compensation expense			12,384					12,384
Tax benefit related to equity compensation plans			5,598					5,598
Repurchases of common stock				(490)	(19,238)			(19,238)
Balance as of March 31, 2012	148,578	$149	$1,310,438	(65,337)	$(2,042,367)	$2,144,873	$11,220	$1,424,313
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,586)	$(108,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	7,430	8,468
Asset impairment charges	—	—
Adjustment to loss on sale of business	—	(34,854)
Share-based compensation expense	12,384	9,428
Deferred income taxes	2,977	19,135
Excess tax benefit on share-based compensation	(5,896)	(1,164)
Net realized (gain) loss on investments	(12,958)	(12,298)
Other changes	6,163	2,931
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(87,970)	(105,587)
Other current assets, receivables and noncurrent assets	(25,684)	(26,664)
Amounts receivable/payable under government contracts	(14,725)	(34,801)
Reserves for claims and other settlements	84,457	(52,148)
Accounts payable and other liabilities	64,575	138,477
Net cash provided by (used in) operating activities	4,167	(197,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	650,832	398,470
Maturities of investments	38,958	74,407
Purchases of investments	(551,285)	(468,255)
Sales of property and equipment	—	—
Purchases of property and equipment	(15,373)	(10,305)
Purchase price adjustment on sale of Northeast Health Plans	—	41,036
Sales (purchases) of restricted investments and other	2,710	(13,764)
Net cash provided by investing activities	125,842	21,589
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	14,415	7,990
Excess tax benefit on share-based compensation	5,896	1,164
Repurchases of common stock	(19,238)	(113,510)
Borrowings under financing arrangements	100,000	—
Repayment of borrowings under financing arrangements	(100,000)	—
Net increase in checks outstanding, net of deposits	—	24,894
Customer funds administered	29,697	47,304
Net cash provided by (used in) financing activities	30,770	(32,158)
Net increase (decrease) in cash and cash equivalents	160,779	(207,841)
Cash and cash equivalents, beginning of period	230,253	350,138
Cash and cash equivalents, end of period	$391,032	$142,297
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,549	$1,215
Income taxes paid	1,825	824
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Health Net, Inc. prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K).
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
On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region (T-3 contract). See Note 2 for additional information on our T-3 contract. Under the terms of the T-3 contract, we pay health care costs for our TRICARE members and are later fully reimbursed by the United States Department of Defense for such payments. Cash flows for such health care cost payments and reimbursements are presented as Customer funds administered as a separate line item within cash flows from financing activities in the consolidated statements of cash flows for the three months ended March 31, 2012. Similarly, cash flows related to the catastrophic reinsurance subsidy, the low-income member cost sharing subsidy and the coverage gap discount under the Medicare prescription drug program, known as Part D, which are also accounted for under deposit accounting, are presented as Customer funds administered for the three months ended March 31, 2012 and 2011, respectively. Prior to the quarterly reporting period ended September 30, 2011, such cash flows related to the Medicare Part D program had been presented as other current assets and other liabilities line items within cash flows from operating activities in the consolidated statements of cash flows. This reclassification had no impact on our net earnings or balance sheets as previously reported.
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, ASU 2011-04 requires expanded disclosures regarding fair value measurements. We adopted the provisions of ASU 2011-04 as of January 1, 2012, which did not have a material impact on our consolidated financial statements. The new disclosures have been included with our fair value disclosures in Note 8.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" (ASU 2011-05). Under ASU 2011-05, entities are no longer allowed to present other comprehensive income solely in the statement of stockholders' equity. Entities are required to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We adopted the provisions of ASU 2011-05 as of January 1, 2012 and accordingly, present two separate but consecutive statements, which include statements of operations and statements of comprehensive income.
During the first quarter of 2012, we committed to a plan to sell the business operations of our Medicare stand-alone Prescription Drug Plan (Medicare PDP) business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation (CVS Caremark). As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2012 and 2011, respectively. In addition, as of March 31, 2012, we have classified $145.2 million in assets and $41.8 million in liabilities related to our Medicare PDP business as assets and liabilities of discontinued operation held for sale, respectively. See Note 3 for more information regarding the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of March 31, 2012 and December 31, 2011, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three months ended March 31, 2012 and 2011, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $428.0 million and $423.1 million as of March 31, 2012 and December 31, 2011, respectively. For the periods ending March 31, 2012 and December 31, 2011, respectively, the fair value of our variable-rate borrowings under our revolving credit facility was $112.5 million. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
Health Plan Services Health Care Cost
The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services that have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals and outpatient care facilities, and the costs associated with managing the extent of such care. Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for health care service costs incurred but not yet reported (IBNR) using GAAP and standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things. The estimates for health care service costs incurred but not yet reported are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period.
The majority of the reserve balance held at each quarter-end is associated with the most recent months' incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months' incurred services. Revised estimates for prior periods are determined in each quarter based on the most recent updates of paid claims for prior periods. Estimates for service costs incurred but not yet reported are subject to the impact of changes in the regulatory environment, economic conditions, changes in claims trends, and numerous other factors. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts estimated. During the quarter ended March 31, 2012, we recorded $25 million of adverse development related to prior periods. This adverse development consisted of $67 million of incurred claims related to prior periods, net of a $42 million provision for adverse deviation originally accrued to provide for such development. The $67 million is attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior period development. We believe this adverse development was due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) coupled with an unanticipated flattening of commercial medical claims trends. In developing the revised estimate, there were no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. While the ultimate amount of claims and losses paid are dependent on future developments, management currently believes that our recorded reserves are adequate to cover such costs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for 99% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals. Furthermore, all of our Medicaid/Medi-Cal revenue is derived in California through our relationship with the State of California Department of Health Care Services (DHCS). As a result, DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.
Our accumulated other comprehensive income (loss) is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2011	$5.3	$(4.8)	$0.5
Other comprehensive (loss) income for the three months ended March 31, 2011	(6.8)	0.1	(6.7)
Balance as of March 31, 2011	$(1.5)	$(4.7)	$(6.2)

Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive (loss) income for the three months ended March 31, 2012	(6.0)	0.6	(5.4)
Balance as of March 31, 2012	$23.8	$(12.6)	$11.2
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
Common stock equivalents arising from dilutive stock options, RSUs and PSUs are computed using the treasury stock method. For the three months ended March 31, 2012 and March 31, 2011, 1,774,000 and 1,553,000 shares, respectively, of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect. Stock options expire at various times through April 2019.
In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012 our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of March 31, 2012 was $400.0 million. See Note 6 for more information regarding our 2010 and 2011 stock repurchase programs.
Goodwill and Other Intangible Assets
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2011	$605.9	$605.9
Goodwill held for sale related to Medicare PDP business	(40.0)	(40.0)
Balance as of March 31, 2012	$565.9	$565.9

On April 1, 2012, we completed the sale of our Medicare PDP business. See Note 3 for additional information regarding the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our Western Region Operations reporting unit. As of March 31, 2012, we re-allocated the Western Region Operations reporting unit goodwill to the Medicare PDP business based on relative fair values of the reporting unit with and without the Medicare PDP business. Our measurement of fair value is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration received in connection with the sale of our Medicare PDP business. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair value to the related carrying value and concluded that no impairment to either the carrying value of our Medicare PDP business or our Western Region Operations reporting unit had occurred. Based on the result of the first step test, we did not need to complete the second step test. See Note 8 for goodwill fair value measurement information.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2012:
Provider networks	$40.5	$(33.9)	$6.6	19.4
Customer relationships and other	29.5	(16.3)	13.2	11.1
	$70.0	$(50.2)	$19.8

As of December 31, 2011:
Provider networks	$40.5	$(33.6)	$6.9	19.4
Customer relationships and other	29.5	(15.7)	13.8	11.1
	$70.0	$(49.3)	$20.7

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2011 for our Western Region Operations reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2012	$3.4
2013	3.4
2014	2.8
2015	2.6
2016	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2012 and December 31, 2011, the restricted cash and cash equivalents balances totaled $0.2 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.7 million and $20.7 million as of March 31, 2012 and December 31, 2011, respectively, and are included in investments available-for-sale.
Divested Operations and Services
Divested operations and services revenues and expenses include items related to the run-out of our Northeast business that was sold on December 11, 2009. Prior to the first quarter of 2012, these line items had been called Northeast administrative services fees and other revenues and expenses. Due to the sale of our Medicare PDP business on April 1, 2012, starting with the first quarter of 2012, divested operations and services revenues and expenses also include transition-related revenues and expenses related to the sale of our Medicare PDP business. We currently expect to provide Medicare PDP transition-related services to CVS Caremark through December 31, 2012, although certain transition-related services may continue through March 31, 2014. See Note 3 for additional information regarding the sale of our Medicare PDP business and the sale of our Northeast business, and see Note 4 for information regarding the change to our reportable segments as a result of the sale of our Medicare PDP business.
T-3 TRICARE Contract
On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the United States Department of Defense's (DoD) previous TRICARE contract in the North Region, which ended on March 31, 2011.
The T-3 contract has five one-year option periods; however, on March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government's initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011. On March 22, 2012, the DoD exercised option period 3, which commenced on April 1, 2012. If all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015.
We provide various types of administrative services under the contract, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition into the T-3 contract, and will provide assistance in any transition out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
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
The T-3 contract includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.
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
Revenues and expenses associated with the T-3 contract are reported as part of Government Contracts revenues and Government Contracts expenses, respectively, in the consolidated statements of operations and included in our Government Contracts reportable segment.
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $620.9 million for the three months ended March 31, 2012.
CMS Risk Adjustment Data Validation Audit Methodology

On February 24, 2012, CMS published its final payment error calculation methodology for Medicare Advantage risk adjustment data validation contract-level audits (RADV audits). CMS will begin applying the final methodology for RADV audits of the 2011 payment year. The final methodology provides for payment recovery based on extrapolated estimates of payment error rates. However, the final methodology also includes, among other things, a fee-for-service adjuster, which would limit our payment liability to an error rate in excess of CMS' own fee-for-service error rate. CMS' final methodology is complex and we continue to evaluate its potential impact on us, but potential payment adjustments could have a material adverse effect on our results of operations and financial condition.

3.	SALE OF MEDICARE PDP BUSINESS AND NORTHEAST BUSINESS
Sale of Medicare PDP Business
During the first quarter of 2012, we committed to a plan to sell our Medicare PDP business. On April 1, 2012, our subsidiary Health Net Life Insurance Company (HNL) sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in the Medicare PDP business to CVS Caremark and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. At the closing of the sale, CVS Caremark paid to us $169.9 million (PDP Purchase Price) in cash, representing $400 multiplied by 424,820, the number of individuals enrolled as members of a PDP plan of HNL as of the closing date. We expect to recognize a gain from the sale.
The PDP Purchase Price is subject to adjustments based on pretax cash flow, as defined in the Asset Purchase Agreement, of the PDP business. If pretax cash flow between January 1, 2012 and the closing date reflects a loss of more than $20 million, the PDP Purchase Price will be increased, and if such pretax cash flow reflects a loss of less than $20 million, the PDP Purchase Price will be decreased. Moreover, the PDP Purchase Price will be subject to adjustment to take into account the value as of the closing date of certain net assets related to the PDP business and will also be subject to increase based on the amount of certain prepaid expenses related to the PDP business. We are in the process of finalizing these adjustments with CVS Caremark.
In connection with the transaction, we are not permitted to offer Medicare PDP plans for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings. In addition, we currently expect to provide Medicare PDP transition-related services to CVS Caremark through December 31, 2012, although certain transition-related services may continue through March 31, 2014. Revenues and expenses from these transition-related services are reported as part of Divested operations and services revenue and expenses (see Notes 2 and 4).
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statement of operations for the three months ended March 31, 2012 and 2011. Our revenues related to the Medicare PDP business were $191.8 million and $163.3 million, for the three months ended March 31, 2012 and 2011, respectively. These revenues were excluded from our continuing operating results and included in loss from discontinued operation. Our Medicare PDP business had a pretax loss of $(28.8) million and $(18.0) million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, we had approximately 424,000 and 401,000 Medicare PDP members, respectively.

As of March 31, 2012, we have classified $145.2 million in assets and $41.8 million in liabilities related to our Medicare PDP business as assets and liabilities of discontinued operation held for sale, respectively. The following table presents the major classes of assets and liabilities included in these amounts (dollars in millions):

As of March 31, 2012
Premiums receivable, net	$67.6
Reinsurance and other receivables	35.4
Other current assets	2.2
Goodwill allocated to Medicare PDP business	40.0
Assets of discontinued operation held for sale	$145.2
Reserves for claims and other settlements	$38.5
Unearned premiums	1.6
Accounts payable and other liabilities	1.7
Liabilities of discontinued operation held for sale	$41.8
In connection with the sale, we assessed the recoverability of goodwill related to our Medicare PDP business and noted no impairment (see Note 2). Our Medicare PDP business had no other long-lived assets. We were also required to measure these assets and liabilities at the lower of carrying value or fair value less cost to sell. We compared the carrying value of the asset group to its estimated fair value less cost to sell. This measurement indicated that the assets held for sale were not impaired.
Northeast Sale
On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) to an affiliate of UnitedHealth Group Incorporated (United). As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services to United until July 1, 2011 under administrative services agreements, and we are required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any revenues and expenses related to the run-out, are reported as part of Divested operations and services revenue and expenses. During the three months ended March 31, 2012 and 2011, we recorded no adjustment to the loss on sale of Northeast health plan subsidiaries and a $34.9 million reduction to the loss on sale of Northeast health plan subsidiaries, respectively.
4. SEGMENT INFORMATION
Following the execution of the Asset Purchase Agreement to sell our Medicare PDP business in the first quarter of 2012, we reviewed our reportable segments. As a result of this review, beginning in the first quarter of 2012, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment also includes the transition-related expenses of our Medicare PDP business that was sold on April 1, 2012. Accordingly, all services provided in connection with divested businesses are now reported as part of our Divested Operations and Services reportable segment.
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three months ended March 31, 2012 and 2011. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Consultant program (MFLC) and other health care-related government contracts. For the three months ended March 31, 2011, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to United in connection with the Northeast Sale. Beginning in the first quarter of 2012, our Divested Operations and Services reportable segment also includes the transition-related expenses of our Medicare PDP business that was sold on April 1, 2012. Prior period segment information has been conformed to this current presentation in this Quarterly Report on Form 10-Q. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale.
The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company.
We evaluate performance and allocate resources based on segment pretax income. Our assets are managed centrally and viewed by our CODM on a consolidated basis; therefore, they are not allocated to our segments and our segments are not evaluated for performance based on assets. The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.
We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of the reportable segments by our CODM. In addition, certain charges, including but not limited to those related to our operations strategy and corporate overhead cost reduction efforts, as well as asset impairments, are reported as part of Corporate/Other.
Our segment information is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended March 31, 2012
Revenues from external sources	$2,649.0	$181.4	$—	$—	$2,830.4
Intersegment revenues	2.9	—	—	(2.9)	—
Segment pretax (loss) income	(8.8)	22.0	(23.2)	(3.6)	(13.6)
Three months ended March 31, 2011
Revenues from external sources	$2,473.6	$875.1	$14.5	$—	$3,363.2
Intersegment revenues	2.9	—	—	(2.9)	—
Segment pretax income (loss)	60.6	57.8	(11.0)	(188.2)	(80.8)

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Commercial premium revenue	$1,453.2	$1,489.7
Medicare premium revenue	715.0	628.8
Medicaid premium revenue	452.7	328.6
Total Western Region Operations health plan services premiums	2,620.9	2,447.1
Total Divested Operations and Services health plan services premiums	—	2.0
Total health plan services premiums	$2,620.9	$2,449.1
5. INVESTMENTS
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
During the three months ended March 31, 2012 and 2011, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We had no noncurrent available-for-sale investments as of March 31, 2012. As of December 31, 2011, we classified $2.1 million as investments available-for-sale-noncurrent because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2011.
As of March 31, 2012 and December 31, 2011, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$575.4	$9.8	$(0.3)	$584.9
U.S. government and agencies	25.5	—	—	25.5
Obligations of states and other political subdivisions	441.4	13.9	(1.4)	453.9
Corporate debt securities	381.6	4.2	(2.5)	383.3
	$1,423.9	$27.9	$(4.2)	$1,447.6

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$611.9	$10.6	$(0.2)	$622.3
U.S. government and agencies	32.5	—	—	32.5
Obligations of states and other political subdivisions	498.7	19.5	(0.1)	518.1
Corporate debt securities	385.0	4.3	(4.2)	385.1
	$1,528.1	$34.4	$(4.5)	$1,558.0
Noncurrent:
Corporate debt securities	$2.4	$—	$(0.3)	$2.1

As of March 31, 2012, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$29.9	$29.9
Due after one year through five years	196.0	199.9
Due after five years through ten years	374.5	383.1
Due after ten years	248.1	249.8
Asset-backed securities	575.4	584.9
Total current investments available-for-sale	$1,423.9	$1,447.6

Proceeds from sales of investments available-for-sale during the three months ended March 31, 2012 were $650.8 million. Gross realized gains and losses totaled $13.4 million and $0.4 million, respectively, for the three months ended March 31, 2012. Proceeds from sales of investments available-for-sale during the three months ended March 31, 2011 were $398.5 million. Gross realized gains and losses totaled $13.0 million and $0.7 million, respectively, for the three months ended March 31, 2011.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2012 and December 31, 2011. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of March 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$67.2	$(0.3)	$—	$—	$67.2	$(0.3)
U.S. government and agencies	22.6	—	—	—	22.6	—
Obligations of states and other political subdivisions	99.2	(1.4)	—	—	99.2	(1.4)
Corporate debt securities	153.0	(2.5)	—	—	153.0	(2.5)
	$342	$(4.2)	$—	$—	$342.0	$(4.2)

The following table shows the number of our individual securities-current that have been in a continuous loss position at March 31, 2012:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	26	—	26
U.S. government and agencies	3	—	3
Obligations of states and other political subdivisions	28	—	28
Corporate debt securities	82	—	82
	139	—	139

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
6. STOCK REPURCHASE PROGRAM
On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the three months ended March 31, 2011, we repurchased 3.5 million shares of our common stock for aggregate consideration of approximately $104.6 million under our 2010 stock repurchase program. As of December 31, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program since its inception at an average price of $27.80 per share for aggregate consideration of $300 million.
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012 our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Subject to the approval of our Board of Directors, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of stock repurchases will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.
During the three months ended March 31, 2012, we did not repurchase any shares of our common stock under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of March 31, 2012 was $400.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2012, $112.5 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $427.9 million (see "—Letters of Credit" below).
The interest rate payable on our credit facility is based on the consolidated leverage ratio of the Company as defined in the credit facility; however, until the Company delivers a compliance certificate for the fiscal quarter ending March 31, 2012, the Company will pay, at the Company’s option, either (a) the base rate (which is a rate per annum equal to the greatest of

(i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the credit facility) for a one-month interest period plus one percent) plus an applicable margin of 87.5 basis points or (b) the Eurodollar Rate plus an applicable margin of 187.5 basis points. Following the Company’s delivery of a compliance certificate for the fiscal quarter ending March 31, 2012, which is due during the second quarter of 2012, the applicable margins are subject to adjustment according to our consolidated leverage ratio, as specified in the credit facility.
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio.
Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by the Company or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the credit facility) in a manner that could reasonably be expected to result in a material adverse effect; certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries that are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2012 and December 31, 2011, we had outstanding letters of credit of $59.6 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $427.9 million and $428.1 million, respectively. As of March 31, 2012 and December 31, 2011, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2012, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $398.9 million as of March 31, 2012 and $398.9 million as of December 31, 2011, respectively.
8. FAIR VALUE MEASUREMENTS
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
Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models and/or other valuation methodologies that are based on an income approach. Examples include, but are not limited to, multidimensional relational model, option adjusted spread model, and various matrices. Specific pricing inputs include quoted prices for similar securities in both active and non-active markets, other observable inputs such as interest rates, yield curve volatilities, default rates, and inputs that are derived principally from or corroborated by other observable market data. Investments that are generally included in this category include asset-backed securities, corporate bonds and loans, and state and municipal bonds.

Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. The investments included in Level 3 are auction rate securities that have experienced failed auctions at one time or are experiencing failed auctions and thus have minimal liquidity. These bonds have frequent reset of coupon rates and have extended to the legal final maturity. The coupons are based on a margin plus a LIBOR rate and continue to pay above market rates. As with most variable or floating rate securities, we believe that based on a market approach, the fair values of these securities are equal to their par values due to the short time periods between coupon resets and based on each issuer’s credit worthiness. Also included in the Level 3 category is an embedded contractual derivative held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach.
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
 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of March 31, 2012
Assets:
Cash and cash equivalents	$391.0	—	—	—	$391.0
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$380.7	$—	$—	$380.7
Commercial mortgage-backed securities	—	183.7	—	—	183.7
Other asset-backed securities	—	20.5	—	—	20.5
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	453.7	—	0.2	453.9
Corporate debt securities	—	383.3	—	—	383.3
Total investments at fair value	$25.5	$1,421.9	$—	$0.2	$1,447.6
Embedded contractual derivative	—	—	—	16.0	16.0
Total assets at fair value	$416.5	$1,421.9	$—	$16.2	$1,854.6

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2011
Assets:
Cash and cash equivalents	$230.3	$—	$—	$—	$230.3
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$495.3	$—	$—	$495.3
Commercial mortgage-backed securities	—	94.4	—	—	94.4
Other asset-backed securities	—	32.6	—	—	32.6
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	7.0	—	—	7.0
Obligations of states and other political subdivisions	—	517.9	—	0.2	518.1
Corporate debt securities	—	385.1	2.1	—	387.2
Total investments at fair value	$25.5	$1,532.3	$2.1	$0.2	$1,560.1
Embedded contractual derivative	—	—	—	5.3	5.3
Total assets at fair value	$255.8	$1,532.3	$2.1	$5.5	$1,795.7

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2012 and 2011. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.
 The changes in the balances of Level 3 financial assets for the three months ended March 31, 2012 and 2011 were as follows (dollars in millions):

	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Total
Opening balance	$0.2	$5.3	$5.5	$9.9	$9.9
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	10.7	10.7	—	—
Unrealized in accumulated other comprehensive income	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—
Issues	—	—	—	—	—
Sales	—	—	—	—	—
Settlements	—	—	—	—	—
Closing balance	$0.2	$16.0	$16.2	$9.9	$9.9
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—

As a result of executing the Asset Purchase Agreement relating to the sale of our Medicare PDP business in January 2012 (see Note 3), we reclassified certain assets and liabilities relating to our Medicare PDP business as held for sale. These assets and liabilities held for sale are carried at the lower of carrying value or fair value. As the carrying values for these assets and liabilities approximate fair value, they are recorded at their respective carrying values as of March 31, 2012. The following table presents information about our assets and liabilities classified as held for sale as of March 31, 2012 and the hierarchy of the valuation techniques utilized by us to determine such fair values (dollars in millions):

	Level 1	Level 2	Level 3	Total
Premiums receivable, net	$—	$67.6	$—	$67.6
Reinsurance and other receivables	—	35.4	—	35.4
Goodwill allocated to Medicare PDP business	—	—	40.0	40.0
Other current assets	—	2.2	—	2.2
Total assets of discontinued operation held for sale	$—	$105.2	$40.0	$145.2

Reserves for claims and other settlements	$—	$38.5	$—	$38.5
Unearned premiums	—	1.6	—	1.6
Accounts payable and other liabilities	—	1.7	—	1.7
Total liabilities of discontinued operation held for sale	$—	$41.8	$—	$41.8

The following table presents quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative	$16.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-6.6%	—	1.2%	(-2.4%)
			National Health Care Expenditures	0.1%	—	7%	(3.5%)

Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	10%	—	10%	(10%)

Goodwill allocated to Medicare PDP business	$40.0	Income Approach
			Discount Rate	10%	—	10%	(10%)

Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisors and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach and the resulting value is discounted to the valuation date. We estimated our non-recurring Level 3 assets of discontinued operation held for sale, goodwill allocated to our Medicare PDP business, and goodwill for our Western Region reporting unit using the income approach based on discounted cash flows.
The significant unobservable inputs used in the fair value measurement of our embedded contractual derivative are the estimated growth in Health Net health care expenditures and the estimated growth in national health care expenditures. Significant increases (decreases) in the estimated growth in Health Net health care expenditures or decreases (increases) in the estimated growth in national health expenditures would result in a significantly lower (higher) fair value measurement.
9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Litigation and Investigations Related to Unaccounted-for Server Drives
We are a defendant in four related litigation matters pending in California state and federal courts relating to information security issues. On January 21, 2011, International Business Machines Corp. (IBM), which handles our data center operations, notified us that it could not locate several hard disk drives that had been used in our data center located in Rancho Cordova, California. We have since determined that personal information of approximately two million former and current Health Net members, employees and health care providers is on the drives. Commencing on March 14, 2011, we provided written notification to the individuals whose information is on the drives. To help protect the personal information of affected individuals, we offered them two years of free credit monitoring services, in addition to identity theft insurance and fraud resolution and restoration of credit files services, if needed.
On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the Central District of California), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the Eastern District of California), and the three remaining actions are currently pending in the Superior Court of California, County of San Francisco (San Francisco County Superior Court), the Superior Court of California, County of Sacramento (Sacramento County Superior Court) and the U.S. District Court for the Central District of California. The consolidated amended complaint in the federal action pending in the Eastern District of California was filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also named IBM as a defendant. It sought to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and sought statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion to dismiss the consolidated complaint. On January 20, 2012, the district court issued an order dismissing the complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court. On April 20, 2012, an amended complaint with a new plaintiff was filed against us, but no longer asserted claims against IBM. The amended complaint asserted the same causes of action and sought the same relief as the earlier complaint.
The other federal court proceeding was instituted on July 7, 2011 in the Superior Court of California, County of Riverside and is brought on behalf of a putative nationwide class of all former and current members affected by this incident, and seeks to state similar claims against us, as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. On August 26, 2011, the plaintiff filed a motion to remand the case to state court. That motion was granted on September 30, 2011. On October 10, 2011, we filed an application for leave to appeal the remand order to the United States Court of Appeals for the Ninth Circuit. On January 30, 2012, the Court of Appeals granted the motion for leave to appeal and ordered the parties to submit briefs. On March 20, 2012, the Court of Appeals issued an opinion reversing the district court's ruling and instructing the district court to review the motion to remand in accordance with the Court of Appeals' opinion. Following the issuance of that opinion, we filed a request with the district court seeking to have the case transferred to the U.S. District Court for the Eastern District of California to be assigned to the same judge handling the other lawsuit in that court. That request was granted and the matter was ordered to be transferred on May 1, 2012.
The San Francisco Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed an application for a writ of mandate with the California Court of Appeals seeking review of that ruling. On March 6, 2012, the Court of Appeals granted the writ, reversing the superior court's granting of our motion to compel arbitration. On March 23, 2012 we filed a petition for review by the California Supreme Court.
On April 3, 2012, an action was filed against us in Sacramento County Superior Court on behalf of a putative class of California members whose information was contained on the unaccounted for drives. The action was filed by the same plaintiffs' lawyers, contains the same claims, and seeks the same relief as the case pending in the Eastern District of California.
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
Miscellaneous Proceedings
In the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.

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
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages, present novel legal theories, involve disputed facts, represent a shift in regulatory policy, involve a large number of parties, claimants or regulatory bodies, are in the early stages of the proceedings, or could result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. It is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described above in this Note 9 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 9 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Potential Settlements
We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 9, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 9, could be substantial and, in certain cases, could result in a significant earnings charge in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.
AmCareco Judgment
We were previously a defendant in two related litigation matters (the AmCareco litigation) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries that merged into Health Net, Inc. in January 2001. As a result of a judgment in April 2011 by the Louisiana Supreme Court, we recorded a pretax charge of $177.2 million in general and administrative expense in the three months ended March 31, 2011.
Medi-Cal Rate Reduction
On October 27, 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011.
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

Long-Term Purchase Obligation
In the quarter ended March 31, 2012, we entered into a five-year agreement to receive mailing and print services from a third party. The total future minimum commitments under the agreement are approximately $19.8 million.

10.	INCOME TAXES
The effective income tax rate from continuing operations was 40.0% and (19.5)% for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2011, a judgment was rendered in the AmCareco litigation (see Note 9) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets is uncertain and therefore, a valuation allowance for the full amount was established. The significant change in the effective income tax rate from 2011 to 2012 is a result of the absence of such litigation effects in 2012.
On April 1, 2012 we completed the sale our Medicare PDP business to CVS Caremark. In connection with the sale, we classified the operating results of the Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the three months ended March 31, 2011. As of March 31, 2012, we have classified $145.2 million in assets and $41.8 million in liabilities related to our Medicare PDP business as assets and liabilities of discontinued operation held for sale, respectively. We recorded a tax benefit of $(10.3) million and $(6.5) million net against the loss from discontinued operation for the three months ended March 31, 2012 and March 31, 2011, respectively. See Note 3 for additional information regarding the sale of our Medicare PDP business.
11. SUBSEQUENT EVENTS
Sale of Medicare PDP Business
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. At the closing of the sale, CVS Caremark paid us $169.9 million in cash, subject to certain post-closing adjustments. Following the sale, we continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings. We currently expect to provide Medicare PDP transition-related services to CVS Caremark through December 31, 2012, although certain transition-related services may continue through March 31, 2014. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Dual Eligibles Demonstration Pilot
On April 4, 2012, the DHCS selected us to participate in its proposed “dual eligibles” pilot program for both Los Angeles County and San Diego County. Dual eligibles are persons that are eligible for both Medicare and Medi-Cal benefits. The stated purpose of the pilot program is to provide a more efficient health care delivery system and improved coordination of care to dual eligibles than that which is currently provided to these individuals separately through the Medicare and Medi-Cal programs. Our participation in the demonstration pilot would require us to enter into a three way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles. Our participation in the dual eligibles pilot program is subject to the satisfaction of a number of objectives and conditions. If we are able to participate in the program, there can be no assurance that the business opportunity will prove to be successful.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and the risks discussed in our other filings from time to time with the SEC.
Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed in our filings with the SEC may impact future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as information contained in press releases, presentations to securities analysts or investors or other communications by us or our representatives. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof and are subject to changes in circumstances and a number of risks and uncertainties. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, together with the consolidated financial statements included elsewhere in this report, should be read in their entirety since they contain detailed information that is important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.6 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 4.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. As of March 31, 2012, we had approximately 2.6 million medical members in our Western Region Operations reportable segment. As a result of the sale of our Medicare PDP business, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the three months ended March 31, 2012 and 2011. Accordingly, the information included in this Quarterly Report on Form 10-Q regarding our Western Region Operations reportable segment excludes the operating results of the Medicare PDP business for the three months ended March 31, 2012 and 2011. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
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
Prior to its conclusion on March 31, 2011, our previous TRICARE contract for the North Region was included in our Government Contracts segment. Under our previous TRICARE contract for the North Region, we provided health care services to approximately 3.1 million MHS eligible beneficiaries, including 1.8 million TRICARE eligible beneficiaries for whom we provided health care and administrative services and 1.3 million other MHS eligible beneficiaries for whom we provided administrative services only ("ASO").
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. As a result of our review of the reportable segments, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale, were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012.
Prior to the sale of our Medicare PDP business, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, included the operations of our businesses that provided administrative and run-out support services to United and its affiliates under administrative services and claims servicing agreements in connection with the Northeast Sale. Beginning in the first quarter of 2012, this segment also includes the transition-related expenses of our divested Medicare PDP business. See Notes 2, 3 and 4 to our consolidated financial statements for additional information regarding our reportable segments, the Northeast Sale and the sale of our Medicare PDP business.
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
We measure our Divested Operations and Services segment profitability based on pretax income. The pretax income is calculated as Divested Operations and Services segment total revenues less Divested Operations and Services segment total expenses. See “—Results of Operations—Divested Operations and Services Reportable Segment Results” for a calculation of our pretax income.
Health Care Reform Legislation
During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The new legislation includes provisions, which, among other things, impose significant new non-deductible, premium-based taxes and fees on health insurers, effective for calendar years beginning after December 31, 2013. If these new non-deductible premium-based taxes and fees are imposed as enacted, and if these costs of the premium-based assessments are not incorporated into setting our premium rates, or if we are unable to otherwise adjust our business to address these additional new costs, our financial condition and results of operations may be materially adversely affected. Payment of these new premium-based taxes and fees will not be due until 2014; however, they may impact us starting in 2013 since our premium rates are set a year in advance. Additionally, regulations have not yet been issued by the Department of Treasury ("IRS"), making payment procedures/timing and financial recording requirements unclear. Other provisions of the new legislation also include imposing an excise tax on high premium insurance policies, stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)), limiting Medicare Advantage payment rates, increasing mandated benefits, eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue,” increasing restrictions on rescinding coverage, or “rescissions,” prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members, limiting the ability of health plans to vary premiums based on assessments of underlying risk, limiting the amount of compensation paid to health insurance executives that is tax deductible, expanding regulations that govern premium rate increase requests, in addition to requirements that individuals obtain coverage and the creation of government controlled “exchanges” where individuals and small business groups may purchase health coverage.

Some of the potentially more significant provisions of the health care reform legislation, including the annual fees on health insurance companies, the non-deductible premium-based taxes and fees, the excise tax on high premium insurance policies, increased taxes on medical devices and pharmaceuticals, the guaranteed issue requirements, the requirement that individuals obtain coverage, and the creation of exchanges, as described above, do not become effective until 2014 or later. However, they may have an earlier impact on our operations including setting premium rates. Implementation of other provisions of the health care reform legislation generally varies from as early as enactment to as late as 2018.
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
There are numerous steps required to implement this legislation, with clarifying regulations and other guidance expected over several years. Additional guidance on certain provisions of the federal reform legislation has been issued, but we are still awaiting further final guidance on a number of key provisions. These provisions include the definition of essential health benefits, and the calculation of the health insurer fee among others. The final rules relating to accountable care organizations, or "ACOs", are intended to create incentives for health care providers to work together to treat an individual across different care settings. However, the impact of these new rules on the healthcare market and the role to be played by health plans in the operation of ACOs remains to be determined. Though the federal government has in certain instances issued final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of “guidance” that may not be consistent with the final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the federal health care reform and many states have added new requirements that are more exacting than the federal health care reform requirements. Also, many states may continue to consider legislation to extend coverage to the uninsured through Medicaid expansions, mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond essential benefits. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the health care reform legislation that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. These kinds of state regulations and legislations could increase the pressure on us to contain our premium prices and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. California is the first state to adopt such a structure for a state-based insurance exchange in response to the ACA. If other states in which we operate adopt a similar format for their exchanges, that could further increase the competition that we face and the pressure on us to contain our premiums. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.
Adding to the uncertainty, there also have been Congressional and legal challenges to federal health care reform that, if ultimately successful, could result in changes to the existing legislation or the repeal of ACA in its entirety. Since its passage, a number of states and the National Federation of Independent Businesses have strenuously opposed certain of the ACA's provisions and initiated lawsuits challenging its constitutionality. Challenges seeking to limit the scope of the ACA or to have all or portions of the ACA declared unconstitutional are pending final adjudication by the U.S. Supreme Court. The U.S. Supreme Court heard oral arguments on these constitutional challenges in March 2012 and is expected to render a decision in mid-2012. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. In 2011, the President signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. If the individual mandate is struck down, but provisions relating to “guaranteed issue” are upheld, people with greater needs for health care services could make up a greater portion of our membership, which would have an adverse impact on our medical loss ratios, profitability and earnings. These effects could be exacerbated if we are unable to obtain, or are delayed in obtaining, regulatory approval of adequate premium rates for the risk we assume. In addition, should some or all of the provisions of the ACA fail to withstand legal challenges, including challenges in the U.S. Supreme Court, Congress may respond by considering various bills that propose to enact laws identical or similar to portions of the ACA. Further, a number of states, including some of those in which we do business, could seek to enact laws that are identical or similar to those in the ACA, either independently or in response to a ruling against the ACA. As a result, Congress and/or state legislatures could enact laws that are identical or similar in some respects to the ACA, and which contain provisions ultimately struck from the ACA. For example, in California there is currently pending legislation to require guaranteed issue of coverage, but the bill does not contain an individual mandate to compel the purchase of coverage.
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

Recent Developments
Sale of Medicare PDP Business
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. At the closing of the sale, CVS Caremark paid us $169.9 million in cash, subject to certain post-closing adjustments. We expect to receive approximately $145 million in net cash proceeds from the sale, after the effect of freed-up capital, taxes and transaction-and transition-related costs. As of March 31, 2012, we have classified $145.2 million in assets and $41.8 million in liabilities related to our Medicare PDP business as assets and liabilities of discontinued operation held for sale, respectively. We currently expect to provide Medicare PDP transition-related services to CVS Caremark through December 31, 2012, although certain transition-related services may continue through March 31, 2014. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business.
Dual Eligibles Demonstration Pilot
On April 4, 2012, the California Department of Health Care Services (the “DHCS”) selected us to participate in its proposed “dual eligibles” pilot program for both Los Angeles County and San Diego County. Dual eligibles are persons that are eligible for both Medicare and Medi-Cal benefits. The stated purpose of the pilot program is to provide a more efficient health care delivery system and improved coordination of care to dual eligibles than that which is currently provided to these individuals separately through the Medicare and Medi-Cal programs.
The DHCS initially has selected the counties of Los Angeles, Orange, San Diego and San Mateo to participate in the pilot program. Subject to the passage of additional state legislation, the DHCS also could seek to implement the pilot program in the counties of Alameda, Contra Costa, Riverside, Sacramento, San Bernardino and Santa Clara. We could seek to participate in these other counties directly or as a subcontractor of another health plan where an appropriate business opportunity exists or where we have been asked to participate as a subcontracting plan.
Health plans selected in the pilot program in a given county will be required to provide a full range of medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral and long-term services and in-home and other support services to dual eligibles in that county. We currently do not provide all of the benefits required for participation in the pilot program, including, among others, custodial care in nursing homes and in-home support services. We will need to make arrangements to provide such services either directly or by subcontracting with other parties prior to the commencement of the pilot program.
Dual eligibles are expected to receive a notice in the fall of 2012 regarding their enrollment options by county. As proposed, the pilot program would continue for a three-year term beginning on January 1, 2013 with initial enrollment occurring on a phased in basis based on birth date. Dual eligibles may choose to continue to receive separate fee-for-service Medicare benefits, but those who do not opt out of the pilot program may elect to choose a plan or be automatically enrolled through the passive enrollment process in one of the pilot plan choices on the planned phased in basis. Participation in the demonstration pilot would require us to enter into a three way agreement with the DHCS and the Centers for Medicare & Medicaid Services ("CMS"), under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles.
The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the pilot program in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the pilot program. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined.
The DHCS has selected us and three other health plans for the pilot program in San Diego County. Dual eligibles in San Diego County will be able to select to receive benefits from any one of these health plans, or elect the “opt out” option. If no selection is made, the dual eligibles will be passively enrolled and allocated to one of the health plans. The methodology for this allocation process has yet to be determined.
The pilot program is subject to the approval of CMS. Prior to CMS' determination on whether to approve the pilot program, various stakeholders have the right to comment on the program, which may impact CMS' decision. In addition, we intend to seek the approval of the Department of Managed Health Care (the “DMHC”) for certain modifications to the internal organizational structure of our subsidiaries related to our participation in the pilot program. We will likely also be required to make other required filings with, and obtain other approvals from, the DMHC in connection with our participation in the pilot program.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,620,949	$2,449,087
Government contracts	181,362	875,127
Net investment income	22,304	23,835
Administrative services fees and other income	5,784	2,721
Divested operations and services revenue	—	12,449
Total revenues	2,830,399	3,363,219
Expenses
Health plan services (excluding depreciation and amortization)	2,343,659	2,117,286
Government contracts	162,310	822,152
General and administrative	237,276	404,500
Selling	61,561	60,565
Depreciation and amortization	7,430	8,468
Interest	8,628	7,620
Divested operations and services expenses	23,096	58,329
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(34,854)
Total expenses	2,843,960	3,444,066
Loss from continuing operations before income taxes	(13,561)	(80,847)
Income tax (benefit) provision	(5,427)	15,777
Loss from continuing operations	(8,134)	(96,624)

Discontinued operations:
Loss from discontinued operation, net of tax	(18,452)	(11,571)
Net loss	$(26,586)	$(108,195)

Net loss per share—basic:
Loss from continuing operations	$(0.10)	$(1.04)
Loss from discontinued operation, net of tax	$(0.22)	$(0.12)
Net loss per share—basic	$(0.32)	$(1.16)

Net loss per share—diluted:
Loss from continuing operations	$(0.10)	$(1.04)
Loss from discontinued operation, net of tax	$(0.22)	$(0.12)
Net loss per share—diluted:	$(0.32)	$(1.16)

On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See “—Recent Developments—Sale of Medicare PDP Business” for more information. As a result of the sale, the results of operations for the three months ended March 31, 2012 and 2011 include loss from discontinued operation of $(18.5) million and $(11.6) million, respectively, related to our Medicare PDP business. As of March 31, 2012 and 2011, we had approximately 424,000 and 401,000 Medicare PDP members, respectively.
For the three months ended March 31, 2012, we reported a net loss of $(26.6) million or $(0.32) per diluted share as compared to a net loss of $(108.2) million or $(1.16) per diluted share for the same period in 2011. For the three months ended March 31, 2012, we reported a net loss from continuing operations of $(8.1) million as compared to a net loss of $(96.6) million for the same period in 2011. Pretax margin from continuing operations was (0.5) percent for the three months ended March 31, 2012 compared to (2.4) percent for the same period in 2011.
 Our total revenues decreased 15.8 percent for the three months ended March 31, 2012 to $2.8 billion from $3.4 billion for the same period in 2011. This decrease was primarily driven by the decline in our Government contracts revenue due to the impact of the T-3 contract for the TRICARE North Region. Our Government contracts revenues decreased by 79.3 percent for the first quarter of 2012 to $181.4 million from $875.1 million in the same period in 2011. The Government contracts costs decreased by 80.3 percent for the first quarter of 2012 to $162.3 million from $822.2 million in the same period in 2011. The declines in our Government contracts revenues and costs were due to the change from our prior contract for the TRICARE North Region to our T-3 contract that commenced on April 1, 2011. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.
Health plan services premium revenues increased by 7.0 percent to $2.6 billion for the three months ended March 31, 2012, compared with $2.4 billion for the same period in 2011. Health plan services expenses increased by 10.7 percent from $2.1 billion for the three months ended March 31, 2011 to $2.3 billion for the three months ended March 31, 2012. Investment income decreased to $22.3 million for the three months ended March 31, 2012 compared with $23.8 million for the three months ended March 31, 2011.
Our operating results for the three months ended March 31, 2012 were impacted by $67 million of negative prior period reserve development. This negative prior period reserve development was recorded as part of health care costs. Our operating results for the three months ended March 31, 2011 were impacted by a $177.2 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. For additional information regarding the AmCareco litigation, see Note 9 to our consolidated financial statements under the heading, "AmCareco Judgment". This expense was recorded as part of our G&A expenses. Our operating results for the first quarter of 2011 were also impacted by a $34.9 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
Days Claims Payable
Days claims payable ("DCP") for the first quarter of 2012 was 37.2 days compared with 37.8 days in the first quarter of 2011. Adjusted DCP, which we calculate in accordance with the paragraph below, for the first quarter of 2012 was 53.0 days compared with 51.8 days in the first quarter of 2011.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the quarter and multiplying that amount by the number of days in the quarter. In this Quarterly Report on Form 10-Q, The following table presents an adjusted DCP metric that subtracts capitation, provider and other claim settlements and MAPD payables/costs from the Claims Reserve and Health Plan Costs. For the first quarter of 2011, adjusted DCP also subtracts reserve for claims and other settlements held for sale on discontinued operations from the Claims Reserve. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. In addition, solely with respect to the first quarter of 2011, adjusted DCP excludes from Claims Reserve the reserves relating to discontinued operations. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements*	$958.1	$889.9
Less: Reserve for Claims and Other Settlements Held for Sale on Discontinued Operations	—	(34.5)
Reserve for Claims and Other Settlements excluding Held for Sale on Discontinued Operations	$958.1	$855.4
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(85.6)	(78.6)
(2) Reserve for Claims and Other Settlements—Adjusted	$872.5	$776.8
(3) Health Plan Services Cost	$2,343.7	$2,117.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(846.5)	(768.4)
(4) Health Plan Services Cost—Adjusted	$1,497.2	$1,348.9
(5) Number of Days in Period	91	90
(1) / (3) * (5) Days Claims Payable—(using end of period reserve amount)	37.2	37.8
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	53.0	51.8
__________
* Excludes $38.5 million of Medicare PDP related reserves for claims and other settlements as of March 31, 2012 (see Note 3 to the consolidated financial statements).
Income Tax Provision
Our income tax expense and the effective income tax rate for continued operations for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Income tax (benefit) expense from continuing operations	$(5.4)	$15.8
Effective income tax rate from continuing operations	40.0%	(19.5)%

Income tax benefit from discontinued operations	$(10.3)	$(6.5)
Effective income tax rate from discontinued operations	35.8%	35.8%
The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2012 due primarily to state income taxes, tax-exempt investment income, and non-deductible compensation.
The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2011 due primarily to state income taxes, tax-exempt investment income, and most significantly due to the effect of a $51.1 million valuation allowance against deferred tax assets established as a result of the judgment rendered in 2011 in the AmCareco litigation (see Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation).
With respect to discontinued operations, the effective income tax rate differs from the statutory federal rate of 35% for the three months ended March 31, 2012 and 2011 due to state income taxes.
Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of the Medicare PDP business, which has been reclassified as discontinued operations for the three months ended March 31, 2012 and 2011, respectively.
Western Region Operations Segment Membership (in thousands)

	March 31, 2012	March 31, 2011	Increase/ (Decrease)	% Change
California
Large Group	754	836	(82)	(9.8)%
Small Group and Individual	302	338	(36)	(10.7)%
Commercial Risk	1,056	1,174	(118)	(10.1)%
Medicare Advantage	139	127	12	9.4%
Medi-Cal/Medicaid	1,034	941	93	9.9%
Total California	2,229	2,242	(13)	(0.6)%

Arizona
Large Group	82	74	8	10.8%
Small Group and Individual	62	50	12	24.0%
Commercial Risk	144	124	20	16.1%
Medicare Advantage	43	42	1	2.4%
Total Arizona	187	166	21	12.7%

Oregon (including Washington)
Large Group	35	49	(14)	(28.6)%
Small Group and Individual	55	41	14	34.1%
Commercial Risk	90	90	—	—%
Medicare Advantage	44	40	4	10.0%
Total Oregon (including Washington)	134	130	4	3.1%

Total Health Plan Enrollment
Large Group	871	959	(88)	(9.2)%
Small Group and Individual	419	429	(10)	(2.3)%
Commercial Risk	1,290	1,388	(98)	(7.1)%
Medicare Advantage	226	209	17	8.1%
Medi-Cal/Medicaid	1,034	941	93	9.9%
	2,550	2,538	12	0.5%

Total Western Region Operations enrollment at March 31, 2012 was approximately 2.6 million members, an increase of 0.5 percent compared with enrollment at March 31, 2011. Total enrollment in our California health plan declined by 0.6 percent to approximately 2.2 million members from March 31, 2011 to March 31, 2012.
Western Region Operations commercial enrollment declined by 7.1 percent from March 31, 2011 to approximately 1.3 million members at March 31, 2012, primarily due to our continued pricing discipline. Enrollment in our large group segment decreased by 9.2 percent or 88,000 members to 871,000 members at March 31, 2012. Enrollment in our small group and individual segment in the Western Region Operations decreased by 2.3 percent, from 429,000 members at March 31, 2011 to 419,000 members at March 31, 2012. Membership in our tailored network products increased by 7.9 percent, or 33,000 members, from March 31, 2011 to March 31, 2012. As of March 31, 2012, tailored network products accounted for 35.0 percent of our Western Region Operations commercial enrollment compared with 30.1 percent at March 31, 2011.
Enrollment in our Medicare Advantage plans in the Western Region Operations at March 31, 2012 was 226,000 members, an increase of 8.1 percent compared with March 31, 2011. The increase in Medicare Advantage membership was due to a gain of 12,000 members in California, 4,000 members in Oregon, and 1,000 members in Arizona.

We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medi-Cal/Medicaid enrollment in California increased by 93,000 members or 9.9 percent to 1,034,000 members as of March 31, 2012 compared with March 31, 2011. The increase in the Medi-Cal/Medicaid membership includes the impact of our participation in California's Seniors and Persons with Disabilities (“SPD”) program. As of March 2012, we have 101,000 total SPD members, of which 73,000 are from the newly mandated transition started in June 2011. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment began in June 2011 and will continue to be phased in over a twelve month period.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. On December 1, 2011, our contract with DHCS to provide Medi-Cal service in Los Angeles County was extended for a third 24-month period ending March 31, 2014.
Western Region Operations Segment Results

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,620,949	$2,447,083
Net investment income	22,304	23,774
Administrative services fees and other income	5,784	2,721
Total revenues	2,649,037	2,473,578
Health plan services	2,349,377	2,116,388
General and administrative	230,804	220,095
Selling	61,561	60,461
Depreciation and amortization	7,429	8,462
Interest	8,628	7,620
Total expenses	2,657,799	2,413,026
(Loss) income from continuing operations before income taxes	(8,762)	60,552
Income tax (benefit) provision	(3,685)	22,103
(Loss) income from continuing operations	$(5,077)	$38,449
Pretax margin	(0.3)%	2.4%
Commercial premium yield	5.3%	5.7%
Commercial premium PMPM (d)	$374.58	$355.61
Commercial health care cost trend	12.3%	5.0%
Commercial health care cost PMPM (d)	$342.29	$304.86
Commercial MCR (e)	91.4%	85.7%
Medicare Advantage MCR (e)	87.9%	89.0%
Medicaid MCR (e)	86.7%	85.0%
Health plan services MCR (a)	89.6%	86.5%
G&A expense ratio (b)	8.8%	9.0%
Selling costs ratio (c)	2.3%	2.5%

__________

(a)	Medical Care Ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes ASO member months.

(e)	MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

 Revenues
Total revenues in the Western Region Operations for the three months ended March 31, 2012 increased 7.1 percent to $2.6 billion compared to the same period in 2011 primarily due to increases in premium revenues. Health plan services premium revenues in the Western Region Operations increased 7.1 percent to $2.6 billion for the three months ended March 31, 2012 compared to the same period in 2011.
Investment income in the Western Region Operations decreased to $22.3 million for the three months ended March 31, 2012 from $23.8 million for the same period in 2011 due to a lower interest rate environment.
Health Plan Services Expenses
Health plan services expenses in the Western Region Operations were $2.3 billion for the three months ended March 31, 2012 compared to $2.1 billion for the three months ended March 31, 2011.
Commercial Premium Yield and Health Care Cost Trends
In the Western Region Operations, commercial premium yields PMPM increased by 5.3 percent to approximately $375 for the three months ended March 31, 2012 compared to an increase of 5.7 percent to approximately $356 in the same period of 2011. The lower percentage increase in the first quarter of 2012 compared to the first quarter of 2011 is primarily due to our continued pricing discipline and geographic and product mix including higher percentage of members enrolled in tailored network as discussed in "—Western Region Operations Segment Membership" above.
Commercial health care costs PMPM in the Western Region Operations increased by 12.3 percent to approximately $342 in the three months ended March 31, 2012 compared to an increase of 5.0 percent to approximately $305 in the three months ended March 31, 2011. We believe that the increase in the health care cost trends for the three months ended March 31, 2012 was primarily due to adverse prior period development resulting from significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial medical claims trends. For additional information regarding the adverse prior period development, see Note 2 to our consolidated financial statements.
Medical Care Ratios
The health plan services MCR in the Western Region Operations was 89.6 percent for the three months ended March 31, 2012 compared with 86.5 percent for the three months ended March 31, 2011.
The Western Region Operations commercial MCR was 91.4 percent for the three months ended March 31, 2012, compared with 85.7 percent for the three months ended March 31, 2011. The 570 basis point deterioration in the commercial MCR is primarily due to the adverse prior period development (see "—Commercial Premium Yield and Health Care Cost Trends" above for additional information).
The Medicare Advantage MCR was 87.9 percent for the three months ended March 31, 2012 compared with 89.0 percent for the three months ended March 31, 2011. The 110 basis point improvement is primarily due to new member growth in the first quarter of 2012.
The Medicaid MCR was 86.7 percent for the three months ended March 31, 2012 compared with 85.0 percent for the three months ended March 31, 2011. This increase resulted from health care costs increases that outpaced premium yield increases due to the new SPD membership. The SPD members have a higher MCR than the non-SPD members.
G&A, Selling and Interest Expenses
G&A expense in the Western Region Operations was $230.8 million for the three months ended March 31, 2012 compared with $220.1 million for the three months ended March 31, 2011. The G&A expense ratio was 8.8 percent for the three months ended March 31, 2012 compared to 9.0 percent for the three months ended March 31, 2011.
Selling expense in our Western Region Operations was $61.6 million for the three months ended March 31, 2012 compared with $60.5 million for the three months ended March 31, 2011. The selling costs ratio was 2.3 percent and 2.5 percent for the three months ended March 31, 2012 and 2011, respectively.
Interest expense was $8.6 million for the three months ended March 31, 2012 compared with $7.6 million for the three months ended March 31, 2011. The year over year increase is due to higher borrowings under our revolving credit facility.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 3.0 million MHS eligible beneficiaries as of March 31, 2012.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition into the T-3 contract, and will provide assistance in any transition out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract.
As a result of the award of the T-3 contract for the TRICARE South Region, responsibility for the delivery of services for the Fort Campbell area of Kentucky and Tennessee was realigned from the TRICARE North Region to the TRICARE South Region. This realignment was expected and, as a result, effective April 1, 2012 we no longer are responsible for servicing approximately 120,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract. We do not believe the impact of this realignment will be material to our consolidated results of operations.
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in seven states covering approximately 15,000 enrollees and provide behavioral health services to military families under the DoD MFLC contract. Services under the MFLC contract began on April 1, 2007 and are contracted through July 25, 2012. On December 13, 2010, the Department of Defense issued a Request for Proposals for the follow-on MFLC contract. On May 8, 2012, we submitted our final proposal revision as requested by the Department of Defense. A contract award is anticipated in the third quarter of 2012. Revenues from the MFLC contract were $57.1 million for the three months ended March 31, 2012.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Government contracts revenues	$181,362	$875,127
Government contracts costs	159,323	817,299
Income from continuing operations before income taxes	22,039	57,828
Income tax provision	8,776	23,389
Income from continuing operations	$13,263	$34,439
Government contracts revenues decreased by $693.8 million, or 79.3 percent, for the three months ended March 31, 2012 as compared to the same period in 2011. Government contracts costs decreased by $658.0 million or 80.5 percent for the three months ended March 31, 2012 as compared to the same period in 2011. These declines were primarily due to the impact of the new T-3 contract for the TRICARE North Region, under which health care costs and related reimbursements are excluded from our consolidated statement of operations as a result of moving from a risk-based contract to a cost reimbursement plus fixed fee contract.

Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Health plan services premiums	$—	$2,004
Net investment income	—	61
Divested operations and services revenue	—	12,449
Total revenues	—	14,514
Health plan services	126	898
General and administrative	5	1,028
Selling	0	104
Depreciation and amortization	1	6
Divested operations and services expenses	23,096	58,329
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(34,854)
Total expenses	23,228	25,511
Loss from operations before income taxes	(23,228)	(10,997)
Income tax benefit	(8,846)	(6,172)
Net loss	$(14,382)	$(4,825)
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. For additional information on the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements. As a result of our review of the reportable segments, all services provided in connection with divested businesses, including the Northeast Sale and the sale of our Medicare PDP business, are now reported as part of the Divested Operations and Services reportable segment. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our operating results for the three months ended March 31, 2011 were impacted by a $34.9 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Northeast health plan subsidiaries.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Costs included in health plan services costs	$(5,844)	$—
Costs included in government contract costs	2,987	4,853
Costs included in G&A	6,467	183,377
Loss from continuing operations before income taxes	(3,610)	(188,230)
Income tax benefit	(1,672)	(23,543)
Net loss from continuing operations	$(1,938)	$(164,687)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our operating results for the three months ended March 31, 2012 were impacted primarily by $9.5 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior class action settlement. Our operating results for the three months ended March 31, 2011 were impacted by a $177.2 million pretax charge related to the judgment in the AmCareco litigation and $11.0 million in pretax costs related to our cost management initiatives. See Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation.
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
Cash and Investments
As of March 31, 2012, the fair value of our investment securities available-for-sale was $1.4 billion, all in current investments. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds and municipal bonds. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of March 31, 2012, our investment portfolio includes $584.9 million, or 40.4% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. Our investment portfolio also included $453.9 million, or 31.4% of our portfolio holdings of obligations of state and other political subdivisions and $383.3 million, or 26.5% of our portfolio holdings of corporate debt securities.
We had gross unrealized losses of $4.2 million as of March 31, 2012, and $4.8 million as of December 31, 2011. Included in the gross unrealized losses as of March 31, 2012 and December 31, 2011 are $0 and $0.3 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three months ended March 31, 2012 or 2011.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions and for business expansion opportunities, such as the state of California's dual eligible pilot program. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $250.6 million as of March 31, 2012 and $198.5 million as of December 31, 2011. The receivable from DHCS related to our California Medicaid business was $217.0 million as of March 31, 2012 and $87.4 million as of December 31, 2011. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $234.1 million and $234.7 million as of March 31, 2012 and December 31, 2011, respectively. The timing of collection of such receivables is impacted by government audit and can extend for periods beyond a year.
Operating Cash Flows
Our net cash flow provided by (used in) operating activities for the three months ended March 31, 2012 compared to the same period in 2011 is as follows:

	March 31,	March 31,	Change
	2012	2011	2012 over 2011
	(Dollars in millions)
Net cash provided by (used in) operating activities	$4.2	$(197.3)	$201.5
The increase of $201.5 million in operating cash flow is primarily due to the following:
• $196 million from prepayment by CMS for April 2012 Medicare premiums that we received in March 2012,

• $110 million from prepayment by CMS for April 2012 PDP premiums that we received in March 2012, partially offset by
•    $102 million decrease in collections of Medicaid premiums also due to timing.
Investing Activities
Our net cash flow provided by investing activities for the three months ended March 31, 2012 compared to the same period in 2011 is as follows:

	March 31,	March 31,	Change
	2012	2011	2012 over 2011
	(Dollars in millions)
Net cash provided by investing activities	$125.8	$21.6	$104.2

Net cash provided by investing activities increased by $104.2 million during the three months ended March 31, 2012 as compared to the same period in 2011. This increase is primarily due to a $133.9 million increase in net sales and maturities of available-for-sale securities, partially offset by a $41.0 million decrease in cash received from United for additional consideration related to the Northeast Sale and a $5.0 million increase in purchases of property and equipment.
 Financing Activities
Our net cash flow provided by (used in) financing activities for the three months ended March 31, 2012 compared to the same period in 2011 is as follows:

	March 31,	March 31,	Change
	2012	2011	2012 over 2011
	(Dollars in millions)
Net cash provided by (used in) financing activities	$30.8	$(32.2)	$63.0
Net cash provided by financing activities increased by $63.0 million during the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to a $94.3 million decrease in share repurchases and a $6.4 million increase in proceeds from the exercise of stock options and employee stock purchases, partially offset by a $17.6 million decrease in customer funds administered and a $24.9 million change in checks outstanding (net of deposits).
Capital Structure
Our debt-to-total capital ratio was 26.4 percent as of March 31, 2012 compared with 26.2 percent as of December 31, 2011. This increase was driven by a decrease in equity resulting from a net loss during the first quarter of 2012 offset by share based compensation and related items.
Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. During the three months ended March 31, 2011, we repurchased 3.5 million shares of our common stock for aggregate consideration of approximately $104.6 million under our 2010 stock repurchase program. We completed our 2010 stock repurchase program in April 2011.
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. During the three months ended March 31, 2012, we did not repurchase any shares of our common stock under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of March 31, 2012 was $400.0 million. For additional information on our 2010 and 2011 stock repurchase programs, see Note 6 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of March 31, 2012:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	—		$—	$—	—	$76,341,683
February 1—February 29	488,964	(c)	39.28	19,205,186	—	$76,341,683
March 1—March 31	857	(c)	38.59	33,072	—	$400,000,000
	489,821	(c)	$39.28	$19,238,258	—
 ________

(a)
During three months ended March 31, 2012, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Our 2011 stock repurchase program does not have an expiration date. During the three months ended March 31, 2012, we did not have any repurchase program that expired, and we did not terminate any repurchase program prior to its expiration date.

(c)
Represents shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of this credit facility to refinance our obligations under our previous revolving credit facility. As of March 31, 2012, $112.5 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $427.9 million (see "—Letters of Credit" below).
The interest rate payable on our credit facility is based on the consolidated leverage ratio of the Company as defined in the credit facility; however, until the Company delivers a compliance certificate for the fiscal quarter ending March 31, 2012, the Company will pay, at the Company’s option, either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the credit facility) for a one-month interest period plus one percent) plus an applicable margin of 87.5 basis points or (b) the Eurodollar Rate plus an applicable margin of 187.5 basis points. Following the Company’s delivery of a compliance certificate for the fiscal quarter ending March 31, 2012, which is due during the second quarter of 2012, the applicable margins are subject to adjustment according to our consolidated leverage ratio, as specified in the credit facility.
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio.
Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by the Company or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the credit facility) in a manner that could reasonably be expected to result in a material adverse effect; certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries that are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.
As of March 31, 2012, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2012, we had outstanding letters of credit of $59.6 million, resulting in a maximum amount available for borrowing of $427.9 million. As of March 31, 2012, no amount had been drawn on any of these letters of credit. As of May 3, 2012, we had $112.5 million in borrowings outstanding under the revolving credit facility.

Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2012, we were in compliance with all of the covenants under the indenture governing the Senior Notes.

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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2012, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of i) a fixed minimum amount, ii) a minimum amount based on premiums or iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At March 31, 2012, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2012, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through May 3, 2012.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2011 in our Form 10-K. In the quarter ended March 31, 2012, we entered into a five-year agreement for mailing and print services. The total future minimum commitments under the agreement are approximately $19.8 million. See Note 9 to our consolidated financial statements for additional information regarding this agreement. During the three months ended March 31, 2012, except for the aforementioned long term purchase obligation, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2012 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (49.4) million
1%	$ (25.2) million
(1)%	$ 26.2 million
(2)%	$ 53.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 25.5 million
1%	$ 12.8 million
(1)%	$ (12.8) million
(2)%	$ (25.5) million

__________

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2011.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained under the heading “Legal Proceedings” in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A.     Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Form 10-K"), which could materially affect our business, financial condition, results of operations, cash flow, liquidity or future results. The risks described in the Form 10-K and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, results of operations, cash flow, liquidity and/or future results. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA. of the Form 10-K.

We will not be able to participate in the dual eligibles pilot program in Los Angeles County or San Diego County unless a number of objectives and conditions are met.
On April 4, 2012, the DHCS selected us to participate in its proposed dual eligibles pilot program for both Los Angeles County and San Diego County. For further discussion regarding the dual eligibles program, see Part I—"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments—Dual Eligibles Demonstration Pilot".
Our participation in the pilot program represents a significant new business opportunity for us. However, we will not be able to participate in the pilot program in either Los Angeles County or San Diego County unless a number of objectives and conditions are met including, among others, the following:

•	CMS' approval of DHCS' proposal for the pilot program;

•	our entry into a contract on satisfactory terms with the DHCS and CMS for the pilot program;

•	obtaining all required DMHC approvals;

•
necessary modifications to our internal administrative and operations structure to meet the demands of the dual eligibles program, including but not limited to making necessary arrangements for the provision and coordination of benefits to dual eligibles that we have not previously provided; and

•	the absence of changes in laws or regulations negatively impacting the implementation of the pilot program.

There can be no assurance that we will be able to meet all of the objectives and conditions necessary for our participation in the pilot program in either county. In addition, we expect that we will incur incremental costs to prepare for the pilot program prior to December 31, 2012. We cannot estimate the total amount of these costs at this time, but we expect that they will be material. If we do not participate in the pilot program in either county, this would result in the loss of some or all of the resources that are being invested in this opportunity and could have a material adverse effect on our business and the trading price of our common stock.
If we participate in the dual eligibles pilot program in Los Angeles County or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons.
The dual eligibles pilot program is a model of providing health care that is new to regulatory authorities and health plans in the State of California. If we participate in the pilot program, the success of this business opportunity will be subject to a number of risks inherent in untested health care initiatives. For example, there may be difficulties in the implementation of the pilot program that could detract from its acceptance or increase the costs of participation in the pilot program. Our failure to adapt to this new model would negatively affect the success of this business opportunity.
Some of the risks involved in our participation in the dual eligibles program include:

•
Dual eligibles are generally among the most chronically ill individuals within both Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or fail to obtain suitable rates under our agreement with CMS and DHCS, our participation in the pilot program may prove to be unprofitable.

•
We will need to make modifications to our internal administrative and operations structure to meet the demands of the dual eligibles program, including but not limited to making necessary arrangements for the provision and coordination of benefits to dual eligibles that we have not previously provided. If we are not able to efficiently and effectively implement these modifications, then this would negatively impact our success with the pilot program.

•
In each county, we will be only one of the health plans selected to participate in the pilot program. Dual eligibles in each county will be able to select to receive benefits from any of the participating health plans. As a result of competitive factors, we may not attract a satisfactory number of dual eligibles.

•
The pilot program is scheduled to end after a three-year term beginning on January 1, 2013. It is possible that the commencement of the pilot program could be delayed as a result of a number of factors beyond our control. Also, after completion of the pilot program, the dual eligibles program may not continue or we may not be able to participate in the program in any county.

•
We will be required to make required filings with, and obtain approvals from, regulatory authorities in order to meet the demands of the pilot program. There can be no assurance that we will obtain these approvals on satisfactory terms, or at all.

•
We will be subject to various other risks and uncertainties associated with participating in government programs such as Medicare and Medi-Cal as described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Accordingly, if we participate in the pilot program, there can be no assurance that this business opportunity will prove to be successful. Our failure to successfully participate in the pilot program could have a material adverse effect on our business, financial condition and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Including the additional $323.7 million in newly authorized repurchase authority, the remaining authorization under our 2011 stock repurchase program as of March 31, 2012 was $400.0 million.
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
A description of our 2011 stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and in Part I— “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Share Repurchases.”

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.     Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

†10.1	Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 2012, by and between Health Net Life Insurance Company and Pennsylvania Life Insurance Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (3) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

 __________

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

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

HEALTH NET, INC. (REGISTRANT)
Date:	May 9, 2012	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 9, 2012	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

†10.1	Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 2012, by and between Health Net Life Insurance Company and Pennsylvania Life Insurance Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (3) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

__________

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files referenced in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.