Form 10-Q
period 2012-06-30
HEALTH NET INC
filed 2012-08-08
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-12718
____________________
HEALTH NET, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	95-4288333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
21650 Oxnard Street, Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)
(818) 676-6000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________
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
The number of shares outstanding of the registrant’s Common Stock as of August 2, 2012 was 81,486,319 (excluding 67,196,695 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Health plan services premiums	$2,618,927	$2,443,097	$5,239,876	$4,892,184
Government contracts	176,248	171,015	357,610	1,046,142
Net investment income	24,697	25,091	47,001	48,926
Administrative services fees and other income	8,662	2,079	14,446	4,800
Divested operations and services revenue	12,805	11,021	12,805	23,470
Total revenues	2,841,339	2,652,303	5,671,738	6,015,522

Expenses
Health plan services (excluding depreciation and amortization)	2,358,455	2,123,285	4,702,114	4,240,571
Government contracts	153,406	130,828	315,716	952,980
General and administrative	228,756	201,631	466,032	606,131
Selling	58,390	57,417	119,951	117,982
Depreciation and amortization	7,385	8,661	14,815	17,129
Interest	8,246	8,238	16,874	15,858
Divested operations and services expenses	19,290	42,356	42,386	100,685
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(6,283)	—	(41,137)
Total expenses	2,833,928	2,566,133	5,677,888	6,010,199
Income (loss) from continuing operations before income taxes	7,411	86,170	(6,150)	5,323
Income tax provision (benefit)	2,241	29,360	(3,186)	45,137
Income (loss) from continuing operations	5,170	56,810	(2,964)	(39,814)

Discontinued operations:
Income (loss) from discontinued operation, net of tax	—	1,490	(18,452)	(10,081)
Gain on sale of discontinued operation, net of tax	119,440	—	119,440	—
Income (loss) on discontinued operation, net of tax	119,440	1,490	100,988	(10,081)

Net income (loss)	$124,610	$58,300	$98,024	$(49,895)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.06	$0.63	$(0.04)	$(0.43)
Income (loss) on discontinued operation, net of tax	$1.44	$0.01	$1.22	$(0.11)
Net income (loss) per share—basic	$1.50	$0.64	$1.18	$(0.54)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.06	$0.62	$(0.04)	$(0.43)
Income (loss) on discontinued operation, net of tax	$1.42	$0.01	$1.20	$(0.11)
Net income (loss) per share—diluted	$1.48	$0.63	$1.16	$(0.54)
Weighted average shares outstanding:
Basic	83,255	90,539	82,882	91,907
Diluted	84,037	92,046	84,160	91,907

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$124,610	$58,300	$98,024	$(49,895)
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains arising during the period	20,663	26,995	27,572	28,385
Less: Reclassification adjustments for gains included in earnings	(12,431)	(14,653)	(25,389)	(26,951)
Unrealized gains on investments available-for-sale, net	8,232	12,342	2,183	1,434
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	1,038	157	2,076	314
Defined benefit pension plans, net	1,038	157	2,076	314
Other comprehensive income, before tax	9,270	12,499	4,259	1,748
Income tax expense (benefit) related to components of other comprehensive income	12,814	4,941	13,215	855
Other comprehensive (loss) income, net of tax	(3,544)	7,558	(8,956)	893
Comprehensive income (loss)	$121,066	$65,858	$89,068	$(49,002)

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$633,144	$230,253
Investments-available-for-sale (amortized cost: 2012-$1,483,217, 2011-$1,528,091)	1,515,200	1,557,997
Premiums receivable, net of allowance for doubtful accounts (2012-$3,195, 2011-$3,318)	350,750	251,911
Amounts receivable under government contracts	247,405	234,740
Other receivables	220,293	225,004
Deferred taxes	69,409	46,659
Other assets	128,340	117,876
Total current assets	3,164,541	2,664,440
Property and equipment, net	166,379	145,302
Goodwill	565,886	605,886
Other intangible assets, net	18,985	20,699
Deferred taxes	8,261	49,685
Investments-available-for-sale-noncurrent (amortized cost: 2012-$0, 2011-$2,450)	—	2,147
Other noncurrent assets	109,400	119,510
Total Assets	$4,033,452	$3,607,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,010,493	$912,126
Health care and other costs payable under government contracts	86,187	88,440
Unearned premiums	368,699	176,733
Accounts payable and other liabilities	298,307	240,281
Total current liabilities	1,763,686	1,417,580
Senior notes payable	398,992	398,890
Borrowings under revolving credit facility	90,000	112,500
Other noncurrent liabilities	241,734	235,553
Total Liabilities	2,494,412	2,164,523
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2012-148,681 shares; 2011-146,804 shares )	149	147
Additional paid-in capital	1,318,004	1,278,037
Treasury common stock, at cost (2012- 65,898 shares of common stock; 2011-64,847 shares of common stock)	(2,056,272)	(2,023,129)
Retained earnings	2,269,483	2,171,459
Accumulated other comprehensive income	7,676	16,632
Total Stockholders’ Equity	1,539,040	1,443,146
Total Liabilities and Stockholders’ Equity	$4,033,452	$3,607,669

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Net loss						(49,895)		(49,895)
Other comprehensive income							893	893
Exercise of stock options and vesting of restricted stock units	1,586	2	26,979					26,981
Share-based compensation expense			15,295					15,295
Tax benefit related to equity compensation plans			1,486					1,486
Repurchases of common stock				(6,528)	(199,220)			(199,220)
Balance as of June 30, 2011	146,707	$147	$1,265,061	(57,002)	$(1,826,076)	$2,049,444	$1,380	$1,489,956
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						98,024		98,024
Other comprehensive loss							(8,956)	(8,956)
Exercise of stock options and vesting of restricted stock units	1,877	2	16,587					16,589
Share-based compensation expense			18,067					18,067
Tax benefit related to equity compensation plans			5,313					5,313
Repurchases of common stock				(1,051)	(33,143)			(33,143)
Balance as of June 30, 2012	148,681	$149	$1,318,004	(65,898)	$(2,056,272)	$2,269,483	$7,676	$1,539,040
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,024	$(49,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	14,815	17,129
Adjustment to loss on sale of business	—	(41,137)
Gain on sale of discontinued operation	(119,440)	—
Share-based compensation expense	18,067	15,295
Deferred income taxes	9,453	36,806
Excess tax benefit on share-based compensation	(6,059)	(1,277)
Net realized (gain) loss on investments	(25,389)	(26,951)
Other changes	7,047	7,433
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	27,172	(47,555)
Other current assets, receivables and noncurrent assets	(52,356)	(47,933)
Amounts receivable/payable under government contracts	(20,754)	(63,288)
Reserves for claims and other settlements	136,826	(41,300)
Accounts payable and other liabilities	36,527	(54,838)
Net cash provided by (used in) operating activities	123,933	(297,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,015,252	1,197,801
Maturities of investments	69,100	117,897
Purchases of investments	(1,010,613)	(1,210,617)
Purchases of property and equipment	(37,660)	(21,012)
Net cash received from sale of business	248,238	—
Purchase price adjustment on sale of Northeast Health Plans	—	41,036
Sales (purchases) of restricted investments and other	6,895	(12,267)
Net cash provided by investing activities	291,212	112,838
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	16,589	11,796
Excess tax benefit on share-based compensation	6,059	1,277
Repurchases of common stock	(28,794)	(189,889)
Borrowings under financing arrangements	100,000	467,500
Repayment of borrowings under financing arrangements	(122,500)	(282,500)
Net increase in checks outstanding, net of deposits	—	(8,857)
Customer funds administered	16,392	1,711
Net cash (used in) provided by financing activities	(12,254)	1,038
Net increase (decrease) in cash and cash equivalents	402,891	(183,635)
Cash and cash equivalents, beginning of period	230,253	350,138
Cash and cash equivalents, end of period	$633,144	$166,503
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,626	$15,285
Income taxes paid	2,431	27,809
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
On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region (T-3 contract). See Note 2 for additional information on our T-3 contract. Under the terms of the T-3 contract, we pay health care costs for our TRICARE members and are later fully reimbursed by the United States Department of Defense for such payments. Cash flows for such health care cost payments and reimbursements are presented as Customer funds administered as a separate line item within cash flows from financing activities in the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. Similarly, cash flows related to the catastrophic reinsurance subsidy, the low-income member cost sharing subsidy and the coverage gap discount under the Medicare prescription drug program, known as Part D, which are also accounted for under deposit accounting, are presented as Customer funds administered for the six months ended June 30, 2012 and 2011. Prior to the quarterly reporting period ended September 30, 2011, such cash flows related to the Medicare Part D program had been presented as other current assets and other liabilities line items within cash flows from operating activities in the consolidated statements of cash flows. This reclassification had no impact on our net earnings or balance sheets as previously reported.
On April 1, 2012, we completed the sale of the business operations of our Medicare stand-alone Prescription Drug Plan (Medicare PDP) business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation (CVS Caremark). As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. See Note 3 for more information on the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of June 30, 2012 and December 31, 2011, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and six months ended June 30, 2012 and 2011, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $417.6 million and $423.1 million as of June 30, 2012 and December 31, 2011, respectively. For the periods ending June 30, 2012 and December 31, 2011, the fair value of our variable-rate borrowings under our revolving credit facility was $90.0 million and 112.5 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
The majority of the reserve balance held at each quarter-end is associated with the most recent months' incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months' incurred services. Revised estimates for prior periods are determined in each quarter based on the most recent updates of paid claims for prior periods. Estimates for service costs incurred but not yet reported are subject to the impact of changes in the regulatory environment, economic conditions, changes in claims trends, and numerous other factors. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts estimated.For the three months ended June 30, 2012, we recorded $7.9 million of adverse development related to prior periods. This adverse development consisted of $61.0 million of incurred claims related to prior periods (comprised of $48.9 million from the first quarter of 2012 and $12.1 million from 2011 and prior years), offset by a $53.1 million provision for adverse deviation originally accrued to provide for such development. The $61.0 million is attributable to the revision of the previous estimate of incurred claims for prior periods as a result of adverse prior period development. For the six months ended June 30, 2012, we recorded $32.9 million of adverse development related to prior periods. This adverse development consisted of $79.1 million of incurred claims related to prior periods, offset by a $46.2 million provision for adverse deviation originally accrued to provide for such development. The $79.1 million is attributable to the revision of the previous estimate of incurred claims for prior periods as a result of adverse prior period development.
We did not record any adverse development in the three and six months ended June 30, 2011. We believe that the adverse prior period development for the second quarter of 2012 was primarily caused by higher medical claims trends in our commercial business, primarily in a select number of commercial large group accounts. We believe that the adverse prior period development for the six months ended June 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) coupled with an unanticipated flattening of commercial medical claims trends and higher commercial large group claims trend. In developing these revised estimates, there were no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. While the ultimate amount of claims and losses paid are dependent on future developments, management currently believes that our recorded reserves are adequate to cover such costs.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for 97% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals. Furthermore, all of our Medicaid/Medi-Cal revenue is derived in California through our relationship with the State of California Department of Health Care Services (DHCS). As a result, DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended June 30:		(Dollars in millions)
Balance as of April 1, 2011	$(1.5)	$(4.7)	$(6.2)
Other comprehensive income for the three months ended June 30, 2011	7.5	0.1	7.6
Balance as of June 30, 2011	$6.0	$(4.6)	$1.4

Balance as of April 1, 2012	$23.8	$(12.6)	$11.2
Other comprehensive (loss) income for the three months ended June 30, 2012	(4.2)	0.7	(3.5)
Balance as of June 30, 2012	$19.6	$(11.9)	$7.7
Six Months Ended June 30:
Balance as of January 1, 2011	$5.3	$(4.8)	$0.5
Other comprehensive income for the six months ended June 30, 2011	0.7	0.2	0.9
Balance as of June 30, 2011	$6.0	$(4.6)	$1.4

Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive (loss) income for the six months ended June 30, 2012	(10.2)	1.3	(8.9)
Balance as of June 30, 2012	$19.6	$(11.9)	$7.7
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and six months ended June 30, 2012, respectively, 782,000 and 1,278,000 shares of dilutive common stock equivalents were outstanding. For the three months ended June 30, 2011, 1,507,000 shares of dilutive common stock equivalents were outstanding. For the six months ended June 30, 2011, 1,530,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.
For the three and six months ended June 30, 2012, respectively, an aggregate of 1,744,000 and 868,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three months ended June 30, 2011, 1,328,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through April 2019.
In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012 our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of June 30, 2012 was $386.1 million. See Note 6 for more information regarding our 2010 and 2011 stock repurchase programs.

Goodwill and Other Intangible Assets
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2011	$605.9	$605.9
Goodwill allocated to Medicare PDP business sold	(40.0)	(40.0)
Balance as of June 30, 2012	$565.9	$565.9

On April 1, 2012, we completed the sale of our Medicare PDP business. See Note 3 for additional information regarding the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our Western Region Operations reporting unit. As of March 31, 2012, we re-allocated a portion of the Western Region Operations reporting unit goodwill to the Medicare PDP business based on relative fair values of the reporting unit with and without the Medicare PDP business. Our measurement of fair value is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration received in connection with the sale of our Medicare PDP business. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair value to the related carrying value and concluded that no impairment to either the carrying value of our Medicare PDP business or our Western Region Operations reporting unit had occurred. Based on the result of the first step test, we did not need to complete the second step test. See Note 8 for goodwill fair value measurement information.
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the Patient Protection and Affordable Care Act and the Health Care and Reconciliation Act of 2010, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of the dual eligibles pilot program. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2011 and June 30, 2012, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 180% and 115%, respectively.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2012:
Provider networks	$40.5	$(34.1)	$6.4	19.4
Customer relationships and other	29.5	(16.9)	12.6	11.1
	$70.0	$(51.0)	$19.0

As of December 31, 2011:
Provider networks	$40.5	$(33.6)	$6.9	19.4
Customer relationships and other	29.5	(15.7)	13.8	11.1
	$70.0	$(49.3)	$20.7

We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2012 for our Western Region Operations reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.
Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2012	$3.4
2013	3.4
2014	2.8
2015	2.6
2016	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2012 and December 31, 2011, the restricted cash and cash equivalents balances totaled $0.3 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $26.0 million and $20.7 million as of June 30, 2012 and December 31, 2011, respectively, and are included in investments available-for-sale.
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
T-3 TRICARE Contract
On April 1, 2011, we began delivering administrative services under the United States Department of Defense's (DoD) T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the DoD's previous TRICARE contract in the North Region, which ended on March 31, 2011.
The T-3 contract has five one-year option periods. On March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government's initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011. On March 22, 2012, the DoD exercised option period 3, which commenced on April 1, 2012. If all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015.
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
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $697.5 million and $1,318.3 million for the three and six months ended June 30, 2012, respectively, and amounted to $421.6 million for the three and six months ended June 30, 2011.
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
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to perform the quantitative impairment test in accordance with Subtopic 350-30. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and are not expected to have a material impact on our financial condition or results of operations.

3.	SALE OF MEDICARE PDP BUSINESS AND NORTHEAST BUSINESS
Sale of Medicare PDP Business
On April 1, 2012, our subsidiary Health Net Life Insurance Company (HNL) sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in the Medicare PDP business to CVS Caremark and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. At the closing of the sale, CVS Caremark paid to us $169.9 million (PDP Purchase Price) in cash, representing $400 multiplied by 424,820, the number of individuals enrolled as members of a PDP plan of HNL as of the closing date. The PDP Purchase Price was subject to adjustment based on pretax cash flow, net asset valuation and prepaid expenses (the financial adjustment) and enrollee numbers related to the PDP business, each as set forth in the Asset Purchase Agreement. In June 2012, we received $78.3 million in cash from CVS Caremark, which represented the net financial adjustment to the PDP Purchase Price. We recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, $119.4 million net of tax, and this after tax gain is reported as Gain on sale of discontinued operation, net of tax.
In connection with the transaction, we are not permitted to offer Medicare PDP plans for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.
In addition, we currently expect to provide Medicare PDP transition-related services to CVS Caremark through December 31, 2012, although certain transition-related services may continue through March 31, 2014. We recognized the value of future transition-related services to be provided under the Asset Purchase Agreement of $12.0 million as deferred revenue at fair value as of April 1, 2012. This deferred revenue is amortized on a straight-line basis over a nine-month period. The fair value of such deferred revenue was estimated using the income approach based on discounted cash flows. This fair value measurement is based on significant unobservable Level 3 inputs, which include costs associated with providing the transition-related and other services and a discount rate of 1.2 percent. See Note 8 for additional information regarding the fair value measurement of this deferred revenue. Revenues and expenses from these transition-related services are reported as part of Divested operations and services revenue and expenses (see Notes 2 and 4).
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011. Our revenues related to the Medicare PDP business were $0 and $191.8 million for the three and six months ended June 30, 2012, respectively, and $123.6 million and $286.9 million for the three and six months ended June 30, 2011, respectively. These revenues were excluded from our continuing operating results and included in income (loss) from discontinued operation. Our Medicare PDP business had a pretax income (loss) of $0 and $(28.8) million for the three and six months ended June 30, 2012, respectively, and $2.3 million and $(15.7) million for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, we had approximately 389,000 Medicare stand-alone Prescription Drug Plan members. As of June 30, 2012, we had no Medicare stand-alone Prescription Drug Plan members.
Northeast Sale
On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) to an affiliate of UnitedHealth Group Incorporated (United). As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services to United until July 1, 2011 under administrative services agreements, and we are required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any revenues and expenses related to the run-out, are reported as part of Divested operations and services revenue and expenses. During the three and six months ended June 30, 2012, we recorded no adjustment to the loss on sale of Northeast health plan subsidiaries, and during the three and six months ended June 30, 2011, we recorded a $6.3 million and $41.1 million reduction to the loss on sale of Northeast health plan subsidiaries, respectively.
4. SEGMENT INFORMATION
Following the execution of the Asset Purchase Agreement to sell our Medicare PDP business in the first quarter of 2012, we reviewed our reportable segments. As a result of this review, beginning in the first quarter of 2012, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, also includes the transition-related expenses of our Medicare PDP business that was sold on April 1, 2012. Accordingly, all services provided in connection with divested businesses are now reported as part of our Divested Operations and Services reportable segment.
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three and six months ended June 30, 2012 and 2011. Our Government Contracts reportable segment includes government-

sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Consultant program (MFLC) and other health care-related government contracts. For the three and six months ended June 30, 2011, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to United in connection with the Northeast Sale. Beginning in the first quarter of 2012, our Divested Operations and Services reportable segment also includes the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. Prior period segment information has been conformed to this current presentation in this Quarterly Report on Form 10-Q. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale.
The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker (CODM). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company.
We evaluate performance and allocate resources based on segment pretax income. Our assets are managed centrally and viewed by our CODM on a consolidated basis; therefore, they are not allocated to our segments and our segments are not evaluated for performance based on assets. The accounting policies of our reportable segments are the same as those described in Note 2 to the consolidated financial statements included in our Form 10-K, except that intersegment transactions are not eliminated.
We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of our reportable segments by our CODM. In addition, certain charges, including but not limited to those related to our operations strategy and corporate overhead cost reduction efforts, as well as asset impairments, are reported as part of Corporate/Other.

Our segment information for the three and six months ended June 30, 2012 and 2011 is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended June 30, 2012
Revenues from external sources	$2,652.3	$176.2	$12.8	$—	$2,841.3
Intersegment revenues	2.7	—	—	(2.7)	—
Segment pretax income (loss)	1.2	23.5	(6.5)	(10.8)	7.4
Three Months Ended June 30, 2011
Revenues from external sources	$2,469.9	$171.0	$11.4	$—	$2,652.3
Intersegment revenues	3.0	—	—	(3.0)	—
Segment pretax income (loss)	74.7	40.2	(25.5)	(3.2)	86.2
Six Months Ended June 30, 2012
Revenues from external sources	5,301.3	357.6	12.8	—	5,671.7
Intersegment revenues	5.6	—	—	(5.6)	—
Segment pretax (loss) income	(7.6)	45.5	(29.7)	(14.4)	(6.2)
Six Months Ended June 30, 2011
Revenues from external sources	4,943.5	1,046.1	25.9	—	6,015.5
Intersegment revenues	5.9	—	—	(5.9)	—
Segment pretax income (loss)	135.3	98.0	(36.5)	(191.5)	5.3

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Commercial premium revenue	$1,436.5	$1,481.4	$2,889.7	$2,971.1
Medicare premium revenue	691.4	610.8	1,406.5	1,239.6
Medicaid premium revenue	491.0	350.6	943.7	679.2
Total Western Region Operations health plan services premiums	2,618.9	2,442.8	5,239.9	4,889.9
Total Divested Operations and Services health plan services premiums	—	0.3	—	2.3
Total health plan services premiums	$2,618.9	$2,443.1	$5,239.9	$4,892.2
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
During the three and six months ended June 30, 2012 and 2011, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We had no noncurrent available-for-sale investments as of June 30, 2012. As of December 31, 2011, we classified $2.1 million as investments available-for-sale-noncurrent because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2011.
As of June 30, 2012 and December 31, 2011, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$586.9	$12.0	$(0.5)	$598.4
U.S. government and agencies	25.8	—	—	25.8
Obligations of states and other political subdivisions	421.2	13.7	(0.5)	434.4
Corporate debt securities	449.3	8.2	(0.9)	456.6
	$1,483.2	$33.9	$(1.9)	$1,515.2

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$611.9	$10.6	$(0.2)	$622.3
U.S. government and agencies	32.5	—	—	32.5
Obligations of states and other political subdivisions	498.7	19.5	(0.1)	518.1
Corporate debt securities	385.0	4.3	(4.2)	385.1
	$1,528.1	$34.4	$(4.5)	$1,558.0
Noncurrent:
Corporate debt securities	$2.4	$—	$(0.3)	$2.1

As of June 30, 2012, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$29.2	$29.2
Due after one year through five years	187.8	191.2
Due after five years through ten years	410.4	421.7
Due after ten years	268.9	274.7
Asset-backed securities	586.9	598.4
Total current investments available-for-sale	$1,483.2	$1,515.2

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2012 were $364.4 million and $1,015.3 million, respectively. Gross realized gains and losses totaled $12.5 million and $0, respectively, for the three months ended June 30, 2012, and $25.8 million and $0.4 million, respectively, for the six months ended June 30, 2012. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2011 were $799.3 million and $1,197.8 million, respectively. Gross realized gains and losses totaled $16.3 million and $1.7 million, respectively, for the three months ended June 30, 2011, and $29.3 million and $2.4 million, respectively, for the six months ended June 30,

2011.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2012 and December 31, 2011. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of June 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$76.2	$(0.5)	$0.9	$—	$77.1	$(0.5)
U.S. government and agencies	14.2	—	—	—	14.2	—
Obligations of states and other political subdivisions	46.4	(0.5)	0.3	—	46.7	(0.5)
Corporate debt securities	78.9	(0.7)	11.0	(0.2)	89.9	(0.9)
	$215.7	$(1.7)	$12.2	$(0.2)	$227.9	$(1.9)

The following table shows the number of our individual securities-current that have been in a continuous loss position at June 30, 2012:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	26	2	28
U.S. government and agencies	3	—	3
Obligations of states and other political subdivisions	14	1	15
Corporate debt securities	57	5	62
	100	8	108

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
6. STOCK REPURCHASE PROGRAM
On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011. During the three and six months ended June 30, 2011, we repurchased 1.4 million shares and 4.9 million shares, respectively, of our common stock for aggregate consideration of approximately $45.2 million and $149.8 million, respectively, under our 2010 stock repurchase program. As of December 31, 2011, we had repurchased an aggregate of 10.8 million shares of our common stock under our 2010 stock repurchase program at an average price of $27.80 per share for aggregate consideration of $300 million.
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
During the three and six months ended June 30, 2012, we repurchased 562,000 shares of our common stock for aggregate consideration of $13.9 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of June 30, 2012 was $386.1 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2012, $90.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $450.6 million (see "—Letters of Credit" below).
Amounts outstanding under our revolving credit facility bear interest, at the Company’s option, at either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the credit facility) for a one-month interest period plus one percent) plus an applicable margin ranging from 45 to 105 basis points or (b) the Eurodollar Rate plus an applicable margin ranging from 145 to 205 basis points. The applicable margins are based on our consolidated leverage ratio, as specified in the credit facility, and are subject to adjustment following the Company’s delivery of a compliance certificate for each fiscal quarter.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2012 and December 31, 2011, we had outstanding letters of credit of $59.4 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $450.6 million and $428.1 million, respectively. As of June 30, 2012 and December 31, 2011, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2012, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.0 million as of June 30, 2012 and $398.9 million as of December 31, 2011.
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

 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of June 30, 2012:
Assets:
Cash and cash equivalents	$633.1	—	—	—	$633.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$377.5	$—	$—	$377.5
Commercial mortgage-backed securities	—	197.6	—	—	197.6
Other asset-backed securities	—	23.3	—	—	23.3
U.S. government and agencies:
U.S. Treasury securities	25.8	—	—	—	25.8
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	434.2	—	0.2	434.4
Corporate debt securities	—	456.6	—	—	456.6
Total investments at fair value	$25.8	$1,489.2	$—	$0.2	$1,515.2
Embedded contractual derivative	—	—	—	15.0	15.0
Total assets at fair value	$658.9	$1,489.2	$—	$15.2	$2,163.3

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2011:
Assets:
Cash and cash equivalents	$230.3	$—	$—	$—	$230.3
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$495.3	$—	$—	$495.3
Commercial mortgage-backed securities	—	94.4	—	—	94.4
Other asset-backed securities	—	32.6	—	—	32.6
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	7.0	—	—	7.0
Obligations of states and other political subdivisions	—	517.9	—	0.2	518.1
Corporate debt securities	—	385.1	2.1	—	387.2
Total investments at fair value	$25.5	$1,532.3	$2.1	$0.2	$1,560.1
Embedded contractual derivative	—	—	—	5.3	5.3
Total assets at fair value	$255.8	$1,532.3	$2.1	$5.5	$1,795.7

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2012 and 2011. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended June 30, 2012 and 2011 were as follows (dollars in millions):

Three Months Ended June 30,
	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$16.0	$16.2	$9.9	$—	$9.9
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	(1.0)	(1.0)	—	0.8	0.8
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$0.2	$15.0	$15.2	$9.9	$0.8	$10.7
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—
 The changes in the balances of Level 3 financial assets for the six months ended June 30, 2012 and 2011 were as follows (dollars in millions):

Six Months Ended June 30,
	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$5.3	$5.5	$9.9	$—	$9.9
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	9.7	9.7	—	0.8	0.8
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$0.2	$15.0	$15.2	$9.9	$0.8	$10.7
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Goodwill allocated to Medicare PDP business sold	$—	$—	$—	$—
Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	$—	$—	$8.0	$8.0
The changes in the balances of Level 3 financial assets and liabilities that are fair valued on a non-recurring basis for the three and six months ended June 30, 2012 were as follow (dollars in millions):

	Three and Six Months Ended June 30, 2012
	Goodwill allocated to Medicare PDP business sold	Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale
Beginning balance: goodwill of discontinued operation held for sale and deferred revenues	$40.0	$—
Goodwill allocated to Medicare PDP business sold and deferred revenue, realized in net income	(40.0)	(4.0)
Additions	—	12.0
Ending balance	$—	$8.0
The following table presents quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of June 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative	$15.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-6.9%	—	5.5%	(-1.0%)
			National Health Care Expenditures	-3.3%	—	9.9%	(3.0%)

Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9%	—	9%	(9%)
Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	$8.0		Monthly costs estimated in connection with providing transition-related and other services	$4.9	—	$4.9	($4.9)
		Income Approach	Discount rate	1.2%	—	1.2%	(1.2%)

Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value

Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisors and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach and the resulting value is discounted to the valuation date. We estimated our non-recurring Level 3 assets of discontinued operation held for sale, goodwill allocated to our Medicare PDP business, which was sold on April 1, 2012, goodwill for our Western Region Operations reporting unit and the deferred revenues related to transition-related services provided in connection with the sale of our Medicare PDP business using the income approach based on discounted cash flows. See Note 3 for additional information regarding the sale of our Medicare PDP business and the deferred revenues related to the transition-related services provided in connection with such sale.
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
On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the Central District of California), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the Eastern District of California), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco (San Francisco County Superior Court) and the Superior Court of California, County of Sacramento (Sacramento County Superior Court). The consolidated amended complaint in the federal action pending in the Eastern District of California was filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also named IBM as a defendant. It sought to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and sought statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion to dismiss the consolidated complaint. On January 20, 2012, the district court issued an order dismissing the consolidated complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court. On April 20, 2012, an amended complaint with a new plaintiff was filed against us, but no longer asserted claims against IBM. The amended complaint asserted the same causes of action and sought the same relief as the earlier complaint. On June 18, 2012, we filed a motion to dismiss the amended complaint.
An additional lawsuit was instituted on July 7, 2011 in the Superior Court of California, County of Riverside and was brought on behalf of a putative nationwide class of all former and current members affected by this incident, and sought to state similar claims against us, as well as a claim for invasion of privacy. We removed this case to the Central District of California on August 1, 2011. On August 26, 2011, the plaintiff filed a motion to remand the case to state court. That motion was granted on September 30, 2011. On October 10, 2011, we filed an application for leave to appeal the remand order to the United States Court of Appeals for the Ninth Circuit. On January 30, 2012, the Court of Appeals granted the motion for leave to appeal and ordered the parties to submit briefs. On March 20, 2012, the Court of Appeals issued an opinion reversing the district court's ruling and instructing the district court to review the motion to remand in accordance with the Court of Appeals' opinion. Following the issuance of that opinion, we filed a request with the district court seeking to have the case transferred to the Eastern District of California to be assigned to the same judge handling the other lawsuit in that court. That request was granted and the matter was ordered to be transferred on May 1, 2012. On June 8, 2012, the judge handling the lawsuit in the Eastern District of California ordered that this case be consolidated with the lawsuit currently pending in that court.
The San Francisco County Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed an application for a writ of mandate with the California Court of Appeal seeking review of that ruling, which writ was ultimately granted. We filed a petition for review by the California Supreme Court, which was denied, and on July 9, 2012, the Court of Appeal issued a peremptory writ of mandate directing the Superior Court to vacate its order granting the motion to compel arbitration and to enter an order denying the motion to compel.
The Sacramento County Superior Court proceeding was instituted on April 3, 2012 and is brought on behalf of a putative class of California members whose information was contained on the unaccounted for drives. The action was filed by many of the same plaintiffs' lawyers, contains the same claims, and seeks the same relief as the case pending in the Eastern District of California. On June 18, 2012, we filed a demurrer seeking dismissal of this complaint.
We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care (DMHC), the California Department of Insurance, the California Attorney General, the Massachusetts Office of Consumer Affairs and Business Regulation and the Office of Civil Rights of the U.S. Department of Health and Human Services.
We intend to vigorously defend ourselves against these claims; however, these proceedings are subject to many uncertainties. At this time we cannot reasonably estimate the range of loss that may result from these legal and regulatory proceedings in light of the facts that (i) legal and regulatory proceedings are inherently unpredictable, (ii) there are multiple parties in each of the disputes (and uncertainty as to how liability, if any, may be shared among the defendants), (iii) the proceedings are in their early stages and discovery is not complete, (iv) there are significant facts in dispute, (v) the matters present legal uncertainties, (vi) there is a wide range of potential outcomes in each dispute and (vii) there are various levels of judicial review available to us in each matter in the event damages are awarded or fines or penalties are assessed. Nevertheless, an adverse resolution of or development in the proceedings could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity and could affect our reputation.
Miscellaneous Proceedings
In the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.
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
AmCareco Judgment
We were previously a defendant in two related litigation matters (the AmCareco litigation) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries that merged into Health Net, Inc. in January 2001. As a result of a judgment in April 2011 by the Louisiana Supreme Court, we recorded a pretax charge of $181 million in general and administrative expense in the six months ended June 30, 2011.
Medi-Cal Rate Reduction
On October 27, 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011, although no such reductions have been made through June 30, 2012.
Recently, the United States District Court for the Central District of California issued a series of injunctions barring the DHCS from implementing the rate reductions as to various classes of providers. In June 2012, the DHCS Capitated Rates Development Division indicated that the 2012-2013 rates will exclude reductions contemplated by AB

97. Therefore, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate whether there will be reductions in premiums and/or related health care cost recoveries nor can we estimate the range of such reductions that may result in connection with AB 97.
10.     INCOME TAXES
The effective income tax rate from continuing operations was 30.2% and 34.1% for the three months ended June 30, 2012 and 2011, respectively, and 51.8% and 847.8% for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, a judgment was rendered in the AmCareco litigation (see Note 9) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rate from 2011 to 2012 is a result of the absence of such litigation effects in 2012.
On April 1, 2012 we completed the sale our Medicare PDP business to CVS Caremark. For the three and six months ended June 30, 2012, we recorded tax expense of $13.4 million net against the gain on sale of discontinued operation, which included a $48.9 million valuation allowance release against deferred tax assets that were utilized upon the sale. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Also in connection with the sale, we classified the operating results of the Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the six months ended June 30, 2011. We recorded tax expense of $0.8 million net against the income from discontinued operation for the three months ended June 30, 2011. No gain or loss and no tax expense or benefit was recorded for the three months ended June 30, 2012. We recorded tax benefits of $(10.3) million and $(5.6) million against the loss from discontinued operation for the six months ended June 30, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K") , our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and this Quarterly Report on Form 10-Q, and the risks discussed in our other filings from time to time with the Securities and Exchange Commission ("SEC").
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.5 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 4.8 million individuals, including our own health plan members. Our subsidiaries also offer managed health care product coordination for multi-region employers and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. As of June 30, 2012, we had approximately 2.6 million members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the three and six months ended June 30, 2012 and 2011. Accordingly, the information included in this Quarterly Report on Form 10-Q regarding our Western Region Operations reportable segment excludes the operating results of the Medicare PDP business for the three and six months ended June 30, 2012 and 2011. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. In addition, we also provide behavioral health services to military families under the Department of Defense Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment.
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
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. Following this review , all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012.
Prior to the sale of our Medicare PDP business, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United (the "Northeast Sale"). Beginning in the first quarter of 2012, this segment also includes the transition-related expenses of our divested Medicare PDP business. See Notes 2, 3 and 4 to our consolidated financial statements for additional information regarding our reportable segments, the Northeast Sale and the sale of our Medicare PDP business.
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
We measure our Western Region Operations reportable segment profitability based on medical care ratio (“MCR”) and pretax income. MCR is calculated as health plan services expense divided by health plan services premiums. Pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of MCR and pretax income.

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
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition into and out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on our T-3 contract.
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
We measure our Divested Operations and Services segment profitability based on pretax income. This pretax income is calculated as Divested Operations and Services segment total revenues less Divested Operations and Services segment total expenses. See “—Results of Operations—Divested Operations and Services Reportable Segment Results” for a calculation of our pretax income.

Health Care Reform Legislation
During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things, impose significant new non-deductible premium-based taxes (technically taking the form of "fees") on health insurers, effective for calendar years beginning after December 31, 2013. If these new non-deductible premium-based taxes and fees are imposed as enacted by the legislation, and we are not able to incorporate the costs of the premium-based assessments into setting our premium rates, or if we are unable to otherwise adjust our business to address these additional new costs, our financial condition and results of operations may be materially adversely affected. Payment of these new non-deductible premium-based taxes and fees will not be due until 2014; however, they may impact us starting in 2013 since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, regulations have not yet been issued by the Internal Revenue Service (“IRS”), making payment procedures, timing and financial reporting requirements unclear. Other provisions of the legislation include requiring states to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's recent ruling on the ACA); imposing an excise tax on high premium insurance policies; requiring premium rate reviews in certain market segments; stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)); limiting Medicare Advantage payment rates; increasing mandated benefits in some market segments; specifying certain actuarial value and cost-sharing requirements; eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue”; increasing restrictions on rescinding coverage; prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members; limiting the ability of health plans to vary premiums based on assessments of underlying risk; limiting the amount of compensation paid to health insurance executives that is tax deductible; creating federal regulations that impact premium rate increase requests; requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”; creating state-based and federally facilitated “exchanges” where individuals and small business groups may purchase health coverage; imposing a sales tax on medical device manufacturers; increasing fees on pharmaceutical manufacturers; and requiring contributions for a transitional reinsurance program.
In addition to the non-deductible premium-based taxes and fees described above, some other potentially significant provisions of the ACA will not become effective until 2014 or later, including, but not limited to, the excise tax on high premium insurance policies, increased taxes on medical device manufacturers, increased fees on pharmaceutical manufacturers, the guaranteed issue requirement, the individual mandate and the creation of exchanges. However, these provisions may have an earlier impact on our operations, including in connection with the setting of our premium rates. Implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018.
Various aspects of the ACA, including those referenced above, could have an adverse impact on the cost of operating our business, our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA will require premium rate review in certain market segments and will require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. Based on our calculations, we were not required to pay any rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. The legislation may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. We are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, in turn could increase our medical costs.
We could also face additional competition as competitors seize on opportunities to expand their business as a result of the ACA, though there remains considerable uncertainty about the impact of the legislation on the health insurance market as a whole and what actions our competitors could take in response to the legislation. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise reducing general and administrative expenses. Because of the magnitude, scope and complexity of the ACA, we also need to dedicate substantial resources and incur material expenses to implement the legislation, including implementing the current and future regulations that will provide guidance and clarification on important parts of the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
There are numerous steps required to implement the ACA, and clarifying regulations and other guidance are expected over several years. Additional guidance and regulations on certain provisions of the ACA have been issued, but we are still awaiting further final guidance or regulations on a number of key provisions. These provisions include the definition of essential health benefits and the calculation of the new non-deductible premium-based taxes and fees on health insurers, among others. The final regulations relating to the Medicare Shared Savings program reflecting the use of accountable care organizations, or “ACOs”, have been issued and are intended to create incentives for health care providers to work together to treat an individual across different care settings. However, the impact of these new regulations on the healthcare market and the role to be played by health plans in the operation of ACOs remains to be determined. Though the federal government has in certain instances issued final regulations, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. The federal government has also issued additional forms of guidance that may not be consistent with the final regulations. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the legislation have been definitively determined.
On June 28, 2012, the U.S. Supreme Court issued a decision in NFIB v. Sebelius, a major legal challenge to the ACA. The Supreme Court upheld the legislation's individual mandate as valid under Congress' taxing power. Provisions relating to the Medicaid expansion were partially upheld: the Supreme Court ruled that states that choose to accept the Medicaid expansion can continue to go forward and receive associated additional funding, but the Supreme Court also ruled that states must have the option of rejecting the Medicaid expansion without losing existing Medicaid funding. There is also some uncertainty as to how the Supreme Court's decision will be interpreted at the federal and state levels, which in turn creates further uncertainty over the future size and scope of state Medicaid programs as state legislatures and governors discuss whether to accept the Medicaid expansion.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, pending legislation in the California legislature would require prior approval of premium rates. In addition, an initiative measure in California to require prior approval for individual and small group rates did not qualify for the November 2012 ballot, but may do so for the 2014 elections. Also, although many states may continue to consider extending coverage to the uninsured through Medicaid expansions, the Supreme Court's decision to overturn the part of the ACA that conditions ongoing funding for Medicaid on participation by states in the Medicaid expansion may cause some states to choose not to expand Medicaid coverage as required in the initial legislation. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the ACA that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Further, some states may not create state-operated exchanges, in which case the federal government will manage exchanges in those states. These kinds of state regulations and legislations could limit our ability to increase premiums even where actuarially supported and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. Further, if other states in which we operate adopt a format for their exchanges that is similar to that included in the California legislation, the competition that we face and the pressure on us to contain our premiums could be increased. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.
Although the Supreme Court has ruled on this challenge, other legal challenges have been threatened or are still pending at lower court levels. These challenges could result in portions of the ACA being struck down. Opponents of the ACA have also discussed challenging the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges.
Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. In 2011, the President signed legislation to eliminate $2.2 billion of the $6 billion in start-up funding that the ACA provided to support the launch of health insurance cooperatives, and Congress may also withhold the funding necessary to implement the ACA. In addition, should some of the provisions of the ACA fail to withstand potential future legal challenges, Congress or state legislatures may respond by considering various bills that propose to enact laws identical or similar to provisions ultimately struck down or repealed from the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. If the individual mandate is repealed, but provisions relating to “guaranteed issue” are maintained, people with greater needs for health care services could make up a greater portion of our membership, which would have an adverse impact on our medical loss ratios, profitability and earnings. These effects could be exacerbated if we are unable to obtain, or are delayed in obtaining, regulatory approval of adequate premium rates for the risk we assume.
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

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,618,927	$2,443,097	$5,239,876	$4,892,184
Government contracts	176,248	171,015	357,610	1,046,142
Net investment income	24,697	25,091	47,001	48,926
Administrative services fees and other income	8,662	2,079	14,446	4,800
Divested operations and services revenue	12,805	11,021	12,805	23,470
Total revenues	2,841,339	2,652,303	5,671,738	6,015,522
Expenses
Health plan services (excluding depreciation and amortization)	2,358,455	2,123,285	4,702,114	4,240,571
Government contracts	153,406	130,828	315,716	952,980
General and administrative	228,756	201,631	466,032	606,131
Selling	58,390	57,417	119,951	117,982
Depreciation and amortization	7,385	8,661	14,815	17,129
Interest	8,246	8,238	16,874	15,858
Divested operations and services expenses	19,290	42,356	42,386	100,685
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(6,283)	—	(41,137)
Total expenses	2,833,928	2,566,133	5,677,888	6,010,199
Income (loss) from continuing operations before income taxes	7,411	86,170	(6,150)	5,323
Income tax provision (benefit)	2,241	29,360	(3,186)	45,137
Income (loss) from continuing operations	5,170	56,810	(2,964)	(39,814)
Discontinued operations:
Income (loss) from discontinued operation, net of tax	—	1,490	(18,452)	(10,081)
Gain on sale of discontinued operation, net of tax	119,440	—	119,440	—
Income (loss) on discontinued operation, net of tax	119,440	1,490	100,988	(10,081)
Net income (loss)	$124,610	$58,300	$98,024	$(49,895)
Net income(loss) per share—basic:
Income (loss) from continuing operations	$0.06	$0.63	$(0.04)	$(0.43)
Income (loss) on discontinued operation, net of tax	$1.44	$0.01	$1.22	$(0.11)
Net income (loss) per share—basic	$1.50	$0.64	$1.18	$(0.54)
Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.06	$0.62	$(0.04)	$(0.43)
Income (loss) on discontinued operation, net of tax	$1.42	$0.01	$1.20	$(0.11)
Net income (loss) per share—diluted:	$1.48	$0.63	$1.16	$(0.54)

On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, the results of operations for the three and six months ended June 30, 2012 include loss from discontinued operation of $0 and $(18.5) million, respectively, related to our Medicare PDP business as compared to income (loss) from discontinued operation of $1.5 million and $(10.1) million, respectively, for the same periods in 2011. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $119.4 million after-tax, for the three and six months ended June 30, 2012. As of June 30, 2011, we had approximately 389,000 Medicare stand-alone Prescription Drug Plan members. As of June 30, 2012, we had no Medicare stand-alone Prescription Drug Plan members.
For the three and six months ended June 30, 2012, we reported net income of $124.6 million or $1.48 per diluted share and net income of $98.0 million or $1.16 per share, respectively, as compared to net income of $58.3 million or $0.63 per diluted share and a net loss of $(49.9) million or $(0.54) per share, respectively, for the same periods in 2011. For the three and six months ended June 30, 2012, we reported net income from continuing operations of $5.2 million and a net loss from continuing operations of $(3.0) million, respectively, as compared to net income from continuing operations of $56.8 million and a net loss from continuing operations of $(39.8) million for the same periods in 2011. Pretax margins from continuing operations were 0.3 percent and (0.1) percent for the three and six months ended June 30, 2012 compared to 3.2 percent and 0.1 percent for the same periods in 2011.
 Our total revenues increased 7.1 percent for the three months ended June 30, 2012 to $2.8 billion from $2.7 billion for the same period in 2011 and decreased 5.7 percent for the six months ended June 30, 2012 to $5.7 billion from $6.0 billion in the same period in 2011. The increase for the three months ended June 30, 2012 was primarily due to an increase in health plan services premiums. The decrease for the six months ended June 30, 2012 was primarily driven by the decline in our Government Contracts revenue due to the impact of the change to the T-3 contract as described below.
Our Government Contracts revenues increased by 3.1 percent for the three months ended June 30, 2012 to $176.2 million from $171.0 million in the same period in 2011, and decreased by 65.8 percent for the six months ended June 30, 2012 to $357.6 million from $1,046.1 million in the same period in 2011. Our Government Contracts costs increased by 17.3 percent for the three months ended June 30, 2012 to $153.4 million from $130.8 million in the same period in 2011, and decreased by 66.9 percent for the six months ended June 30, 2012 to $315.7 million from $953.0 million in the same period in 2011. The declines in our Government Contracts revenues and costs for the six months ended June 30, 2012 were primarily due to the change from our prior contract for the TRICARE North Region, which was a risk-based contract, to the new T-3 contract, which is a cost reimbursement plus fixed fee contract. As a result of this change, health care costs and related reimbursements that were included in our consolidated statements of operations under the prior contract were subsequently excluded under the T-3 contract. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.
Health plan services premium revenues increased by 7.2 percent to $2.6 billion for the three months ended June 30, 2012, compared with $2.4 billion for the same period in 2011, and by 7.1 percent to $5.2 billion for the six months ended June 30, 2012, compared with $4.9 billion for the same period in 2011. Health plan services expenses increased by 11.1 percent from $2.1 billion for the three months ended June 30, 2011 to $2.4 billion for the three months ended June 30, 2012, and increased by 10.9 percent from $4.2 billion for the six months ended June 30, 2011 to $4.7 billion for the six months ended June 30, 2012. Investment income decreased to $24.7 million and $47.0 million for the three and six months ended June 30, 2012, respectively, compared with $25.1 million and $48.9 million for the three and six months ended June 30, 2011, respectively.
For the three months ended June 30, 2012, we recorded $7.9 million of adverse development related to prior periods. This adverse development consisted of $61.0 million of incurred claims related to prior periods (comprised of $48.9 million from the first quarter of 2012 and $12.1 million from 2011 and prior years), offset by a $53.1 million provision for adverse deviation originally accrued to provide for such development. The $61.0 million is attributable to the revision of the previous estimate of incurred claims for prior periods as a result of adverse prior period development. For the six months ended June 30, 2012, we recorded $32.9 million of adverse development related to prior periods. This adverse development consisted of $79.1 million of incurred claims related to prior periods, offset by a $46.2 million provision for adverse deviation originally accrued to provide for such development. The $79.1 million is attributable to the revision of the previous estimate of incurred claims for prior periods as a result of adverse prior period development. This negative prior period reserve development was recorded as part of health care costs. Our operating results for the six months ended June 30, 2011 were impacted by a $181 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. For additional information regarding the AmCareco litigation, see Note 9 to our consolidated financial statements under the heading, "AmCareco Judgment". This expense was recorded as part of our G&A expenses. Our operating results for the three and six months ended

June 30, 2011 were also impacted by a $6.3 million and a $41.1 million , respectively, favorable adjustment to loss on sale of Northeast health plan subsidiaries.
Days Claims Payable
Days claims payable ("DCP") for the second quarter of 2012 was 39.0 days compared with 38.6 days in the second quarter of 2011. Adjusted DCP, which we calculate in accordance with the paragraph below, for the second quarter of 2012 was 54.3 days compared with 52.0 days in the second quarter of 2011.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the quarter and multiplying that amount by the number of days in the quarter. In this Quarterly Report on Form 10-Q, the following table presents an adjusted DCP metric that subtracts capitation, provider and other claim settlements and Medicare Advantage Prescription Drug ("MAPD") payables/costs from the Claims Reserve and Health Plan Costs. For the second quarter of 2011, adjusted DCP also subtracts reserve for claims and other settlements related to discontinued operations from the Claims Reserve. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. In addition, solely with respect to the second quarter of 2011, adjusted DCP excludes from Claims Reserve the reserves relating to discontinued operations. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three Months Ended June 30,
	2012	2011
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,010.5	$900.7
Less: Reserve for Claims and Other Settlements Related to Discontinued Operations	—	(30.9)
Reserve for Claims and Other Settlements excluding Discontinued Operations	$1,010.5	$869.8
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(106.5)	(90.1)
(2) Reserve for Claims and Other Settlements—Adjusted	$904.0	$779.7
(3) Health Plan Services Cost—GAAP	$2,358.5	$2,123.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(842.9)	(759.8)
(4) Health Plan Services Cost—Adjusted	$1,515.6	$1,363.5
(5) Number of Days in Period	91	91
(1) / (3) * (5) Days Claims Payable on GAAP Basis—(using end of period reserve amount)	39.0	38.6
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	54.3	52.0

Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the three and six months ended June 30, 2012, and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Continuing Operations:
Income tax expense (benefit) from continuing operations	$2.2	$29.4	$(3.2)	$45.1
Effective income tax rate for continuing operations	30.2%	34.1%	51.8%	847.8%

Discontinued Operation:
Income tax expense (benefit) from discontinued operation A	—	$0.8	$(10.3)	$(5.6)
Effective income tax rate for discontinued operation A	—	35.8%	35.8%	35.8%
Income tax expense from gain on sale of discontinued operation B	$13.4	—	$13.4	—
Effective income tax rate for gain on sale of discontinued operation B	10.1%	—	10.1%	—
________
A - For the three months ended June 30, 2012, there was no income tax provision from discontinued operation;
therefore, effective income rate tax for discontinued operation is not applicable.
B - For the three and six months ended June 30, 2011, we had no sale of a discontinued operation; therefore, income tax expense from gain on sale of discontinued operation is not applicable.
The effective income tax rate for continuing operations differs from the statutory federal tax rate of 35% for the three and six months ended June 30, 2012 due primarily to state income taxes, tax-exempt investment income, non-deductible compensation, and the release of a valuation allowance against deferred tax assets for capital loss carryforwards.
The effective income tax rate for continuing operations differs from the statutory federal tax rate of 35% for the three and six months ended June 30, 2011 due primarily to state income taxes, tax-exempt investment income, and most significantly due to the effect of a $51.1 million valuation allowance against deferred tax assets established as a result of the judgment rendered in 2011 in the AmCareco litigation (see Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation).
With respect to discontinued operation, the effective income tax rate is slightly higher than the statutory federal rate of 35% for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 as a result of state income taxes.
The effective income tax rate on the gain on sale of discontinued operation varies from the statutory federal rate of 35% for the three and six months ended June 30, 2012 due to state income taxes and the release of a valuation allowance against deferred tax assets for capital loss carryforwards, which were utilized upon the gain on sale of the Medicare PDP business.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of the Medicare PDP business, which has been reclassified as discontinued operations for the six months ended June 30, 2012 and 2011, respectively.
Western Region Operations Segment Membership (in thousands)

	June 30, 2012	June 30, 2011	Increase/ (Decrease)	% Change
California
Large Group	745	834	(89)	(10.7)%
Small Group and Individual	303	328	(25)	(7.6)%
Commercial Risk	1,048	1,162	(114)	(9.8)%
Medicare Advantage	141	125	16	12.8%
Medi-Cal/Medicaid	1,060	963	97	10.1%
Total California	2,249	2,250	(1)	—%

Arizona
Large Group	84	75	9	12.0%
Small Group and Individual	61	56	5	8.9%
Commercial Risk	145	131	14	10.7%
Medicare Advantage	43	41	2	4.9%
Total Arizona	188	172	16	9.3%

Oregon (including Washington)
Large Group	32	49	(17)	(34.7)%
Small Group and Individual	56	42	14	33.3%
Commercial Risk	88	91	(3)	(3.3)%
Medicare Advantage	44	39	5	12.8%
Total Oregon (including Washington)	132	130	2	1.5%

Total Health Plan Enrollment
Large Group	861	958	(97)	(10.1)%
Small Group and Individual	420	426	(6)	(1.4)%
Commercial Risk	1,281	1,384	(103)	(7.4)%
Medicare Advantage	228	205	23	11.2%
Medi-Cal/Medicaid	1,060	963	97	10.1%
	2,569	2,552	17	0.7%

Total Western Region Operations enrollment at June 30, 2012 was approximately 2.6 million members, an increase of 0.7 percent compared with enrollment at June 30, 2011. Total enrollment in our California health plan was flat at approximately 2.2 million members as of June 30, 2011 and 2012.

Western Region Operations commercial enrollment declined by 7.4 percent from June 30, 2011 to approximately 1.3 million members at June 30, 2012, primarily due to increasingly competitive markets. Enrollment in our large group segment decreased by 10.1 percent, or 97,000 members from 958,000 members at June 30, 2011 to 861,000 members at June 30, 2012. Enrollment in our small group and individual segment in our Western Region Operations segment decreased by 1.4 percent, from 426,000 members at June 30, 2011 to 420,000 members at June 30, 2012. Membership in our tailored network products increased by 6.5 percent, or 28,000 members, from June 30, 2011 to June 30, 2012. As of June 30, 2012, tailored network products accounted for 35.2 percent of our Western Region Operations commercial enrollment compared with 30.5 percent at June 30, 2011.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at June 30, 2012 was 228,000 members, an increase of 11.2 percent compared with June 30, 2011. The overall increase in Medicare Advantage membership was due to gains of 16,000 members in California, 5,000 members in Oregon, and 2,000 members in Arizona, respectively.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medicaid enrollment in California increased by 97,000 members or 10.1 percent to 1,060,000 members as of June 30, 2012 compared with June 30, 2011. The increase in the Medicaid membership includes the impact of our participation in California's Seniors and Persons with Disabilities (“SPD”) program. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 and ended on May 31, 2012. As of June 30, 2012, we had 114,000 total SPD members, of which 87,000 are from the newly mandated transition of those members to managed care that began in June 2011.
We are the sole commercial plan contractor with the California Department of Health Care Services ("DHCS") to provide Medi-Cal services in Los Angeles County, California. On December 1, 2011, our contract with DHCS to provide Medi-Cal service in Los Angeles County was extended for a third 24-month period ending March 31, 2014.
Dual Eligibles Demonstration Pilot
On April 4, 2012, DHCS selected us to participate in its proposed “dual eligibles” pilot program for both Los Angeles County and San Diego County. Dual eligibles are persons that are eligible for both Medicare and Medi-Cal benefits. The stated purpose of the pilot program is to provide a more efficient health care delivery system and improved coordination of care to dual eligibles than that which is currently provided to these individuals separately through the Medicare and Medi-Cal programs.
The DHCS initially has selected the counties of Los Angeles, Orange, San Diego and San Mateo to participate in the pilot program. Subject to the passage of additional state legislation, the DHCS also could seek to implement the pilot program in the counties of Alameda, Riverside, San Bernardino and Santa Clara. We could seek to participate in these other counties directly or as a subcontractor of another health plan where an appropriate business opportunity exists or where we have been asked to participate as a subcontracting plan.
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
Dual eligibles are expected to receive advance notice regarding their enrollment options by county. As currently proposed, the pilot program would continue for a three-year term beginning no sooner than March 1, 2013 and no later than June 1, 2013 with initial enrollment occurring on a phased in basis based on birth date. Dual eligibles may choose to opt out of the pilot program and continue to receive separate fee-for-service Medicare benefits. Those who do not opt out of the pilot program may elect to choose a plan or be automatically enrolled through the passive enrollment process in one of the pilot plan choices on the planned phased in basis. Participation in the demonstration pilot would require us to enter into a three way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles.
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
The pilot program is subject to the approval of CMS. Prior to CMS' determination on whether to approve the pilot program, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, we intend to seek the approval of the Department of Managed Health Care (the “DMHC”) for certain modifications to the internal organizational structure of our subsidiaries related to our participation in the pilot program. We will likely also be required to make other required filings with, and obtain other approvals from, the DMHC in connection with our participation in the pilot program.

Western Region Operations Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,618,927	$2,442,771	$5,239,876	$4,889,854
Net investment income	24,697	25,081	47,001	48,855
Administrative services fees and other income	8,662	2,079	14,446	4,800
Total revenues	2,652,286	2,469,931	5,301,323	4,943,509
Health plan services	2,358,400	2,123,745	4,707,777	4,240,133
General and administrative	218,689	197,380	449,493	417,475
Selling	58,390	57,349	119,951	117,810
Depreciation and amortization	7,385	8,655	14,814	17,117
Interest	8,246	8,053	16,874	15,673
Total expenses	2,651,110	2,395,182	5,308,909	4,808,208
Income (loss) from continuing operations before income taxes	1,176	74,749	(7,586)	135,301
Income tax (benefit) provision	(452)	27,664	(4,137)	49,767
Income (loss) from continuing operations	$1,628	$47,085	$(3,449)	$85,534
Pretax margin	0.04%	3.0%	(0.1)%	2.7%
Commercial premium yield	4.6%	4.7%	5.0%	5.2%
Commercial premium PMPM (d)	$372.91	$356.51	$373.75	$356.06
Commercial health care cost trend	8.2%	4.0%	10.2%	4.5%
Commercial health care cost PMPM (d)	$330.71	$305.63	$336.52	$305.24
Commercial MCR (e)	88.7%	85.7%	90.0%	85.7%
Medicare Advantage MCR (e)	92.0%	90.9%	89.9%	90.0%
Medicaid MCR (e)	91.3%	85.2%	89.1%	85.1%
Health plan services MCR (a)	90.1%	86.9%	89.8%	86.7%
G&A expense ratio (b)	8.3%	8.1%	8.6%	8.5%
Selling costs ratio (c)	2.2%	2.3%	2.3%	2.4%

__________

(a)	Medical Care Ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes ASO member months.

(e)	MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

 Revenues
Total revenues in our Western Region Operations segment increased 7.4 percent to $2.7 billion for the three months ended June 30, 2012 and increased 7.2 percent to $5.3 billion for the six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increases in premium revenues. Health plan services premium revenues in our Western Region Operations segment increased 7.2 percent to $2.6 billion for the three months ended

June 30, 2012 and increased 7.2 percent to $5.2 billion for the six months ended June 30, 2012, compared to the same periods in 2011.
Investment income in our Western Region Operations segment decreased to $24.7 million for the three months ended June 30, 2012 from $25.1 million for the same period in 2011 and decreased to $47.0 million for the six months ended June 30, 2012 from $48.9 million for the same period in 2011. These decreases were due to less a decrease in realized gains.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $2.4 billion and $4.7 billion for the three and six months ended June 30, 2012, respectively, compared to $2.1 billion and $4.2 billion for the three and six months ended June 30, 2011, respectively.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM for the three months ended June 30, 2012 was approximately $373, a 4.6 percent increase over the commercial premium PMPM of approximately $357 for the same period of 2011. Commercial premium PMPM increased 4.7 percent for the three months ended June 30, 2011 as compared with the same period of 2010. Commercial premium PMPM for the six months ended June 30, 2012 was approximately $374, a 5.0 percent increase over the commercial premium PMPM of approximately $356 for the same period of 2011. Commercial premium PMPM increased 5.2 percent for the six months ended June 30, 2011 as compared with the same period of 2010.
Commercial health care costs PMPM for the three months ended June 30, 2012 in our Western Region Operations segment were approximately $331, an 8.2 percent increase over the commercial health care costs PMPM of $306 for the same period of 2011. Commercial health care costs PMPM increased 4.0 percent for the three months ended June 30, 2011 as compared with the same period of 2010. We believe the increase in the commercial health care costs for the second quarter of 2012 was caused by adverse development from higher medical claims trends in our commercial business, primarily in a select number of commercial large group accounts. Commercial health care costs PMPM for the six months ended June 30, 2012 were approximately $337, a 10.2 percent increase over the commercial health care costs PMPM of approximately $305 for the same period of 2011. Commercial health care costs increased 4.5 percent for the six months ended June 30, 2011 as compared with the same period of 2010. We believe the increase in the commercial health care costs for the six months ended June 30, 2012 was caused by adverse development primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 90.1 percent and 89.8 percent for the three and six months ended June 30, 2012, respectively, compared with 86.9 percent and 86.7 percent for the three and six months ended June 30, 2011, respectively.
Commercial MCR in our Western Region Operations segment was 88.7 percent and 90.0 percent for the three and six months ended June 30, 2012, respectively, compared with 85.7 percent and 85.7 percent for the three and six months ended June 30, 2011, respectively. The deterioration of 300 basis points and 430 basis points in commercial MCR for the three and six months ended June 30, 2012, respectively, was primarily due to the adverse prior period development.
The Medicare Advantage MCR in our Western Region Operations segment was 92.0 percent and 89.9 percent for the three and six months ended June 30, 2012, respectively, compared with 90.9 percent and 90.0 percent for the three and six months ended June 30, 2011, respectively. The Medicare Advantage MCR deteriorated 110 basis points for the three months ended June 30, 2012 and improved 10 basis points for the six months ended June 30, 2012. This deterioration for the three months ended June 30, 2012 was primarily due to adverse prior period development in the second quarter of 2012 related to the first quarter of 2012.
The Medicaid MCR in our Western Region Operations segment was 91.3 percent and 89.1 percent for the three and six months ended June 30, 2012, respectively, compared with 85.2 percent and 85.1 percent for the three and six months ended June 30, 2011, respectively. The increase in the MCR fort he three months ended June 30, 2012 was primarily due to higher claims experience in SPD membership. The SPD members have a higher MCR than the non-

SPD members.
G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $218.7 million and $449.5 million for the three and six months ended June 30, 2012, respectively, compared with $197.4 million and $417.5 million for the three and six months ended June 30, 2011, respectively. The G&A expense ratio was 8.3 percent and 8.6 percent for the three and six months ended June 30, 2012, respectively, compared to 8.1 percent and 8.5 percent for the three and six months ended June 30, 2011, respectively.
Selling expense in our Western Region Operations segment was $58.4 million and $120.0 million for the three and six months ended June 30, 2012, respectively, compared with $57.3 million and $117.8 million for the three and six months ended June 30, 2011, respectively. The selling costs ratio was 2.2 percent and 2.3 percent for the three and six months ended June 30, 2012, respectively, compared to 2.3 percent and 2.4 percent for the three and six months ended June 30, 2011, respectively.
Interest expense in our Western Region Operations segment was $8.2 million and $16.9 million for the three and six months ended June 30, 2012, respectively, compared with $8.1 million and $15.7 million for the three and six months ended June 30, 2011, respectively. These increases are primarily due to higher interest rates under our revolving credit facility in the three months ended June 30, 2012 compared to the same period in 2011 and due to higher borrowings and interest rates under our revolving credit facility for the six months ended June 30, 2012 compared to the same period in 2011.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of June 30, 2012.
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
As a result of the award of the T-3 contract for the TRICARE South Region, responsibility for the delivery of services for the Fort Campbell area of Kentucky and Tennessee was realigned from the TRICARE North Region to the TRICARE South Region. This realignment was expected and, as a result, effective April 1, 2012 we were no longer responsible for servicing approximately 120,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract. This realignment did not have a material impact to our consolidated results of operations.
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in seven states covering approximately 15,000 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC contract. The five-year MFLC contract began in January 2007, and was subsequently extended through July 25, 2012. On July 18, 2012, a new task order was issued under the MFLC contract that extended the period for provision of services under the MFLC contract for 12 months. We anticipate that services will continue to be provided under the new task order until award and full implementation of service delivery under a follow-on MFLC contract. The Request for Proposals for the MFLC follow-on contract was initially issued on behalf of the Department of Defense on December 13, 2010. A contract award is anticipated in the third quarter of 2012 with commencement of contract work in the fourth quarter of 2012. Revenues from the MFLC contract were $59.1 million and $116.2 million for the three and six months ended June 30, 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Government contracts revenues	$176,248	$171,015	$357,610	$1,046,142
Government contracts costs	152,705	130,802	312,028	948,101
Income from continuing operations before income taxes	23,543	40,213	45,582	98,041
Income tax provision	9,305	16,341	18,081	39,730
Income from continuing operations	$14,238	$23,872	$27,501	$58,311
Government Contracts revenues increased by $5.2 million, or 3.1 percent, for the three months ended June 30, 2012 and decreased by $688.5 million, or 65.8 percent, for the six months ended June 30, 2012 as compared to the same periods in 2011. Government Contracts costs increased by $21.9 million or 16.7 percent for the three months ended June 30, 2012 and decreased by $636.1 million, or 67.1 percent for the six months ended June 30, 2012 as compared to the same periods in 2011. Increases in revenues for the three months ended June 30, 2012, were primarily due to adjustments and phase-out revenue in 2011 related to our previous TRICARE contract in the North Region and award fee revenue on the T-3 contract offset by a reduction in price on our family counseling business. Increases in costs for the three months ended June 30, 2012, were primarily due to adjustments in 2011 related to our previous TRICARE contract in the North Region. Declines in Government Contracts revenues and costs for the six months ended June 30, 2012 were primarily due to the impact of replacing our previous TRICARE contract in the North Region with the new T-3 contract. This change replaced a risk-based contract with a cost reimbursement plus fixed fee contract, as a result of which, health care costs and related reimbursements that were included in our consolidated statements of operations under the prior contract were subsequently excluded under the T-3 contract.

Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Health plan services premiums	$—	$326	$—	$2,330
Net investment income	—	10	—	71
Divested operations and services revenue	12,805	11,021	12,805	23,470
Total revenues	12,805	11,357	12,805	25,871
Health plan services	14	(160)	140	738
General and administrative	(7)	690	(2)	1,718
Selling	—	68	—	172
Depreciation and amortization	—	6	1	12
Interest	—	185	—	185
Divested operations and services expenses	19,290	42,356	42,386	100,685
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(6,283)	—	(41,137)
Total expenses	19,297	36,862	42,525	62,373
Loss from continuing operations before income taxes	(6,492)	(25,505)	(29,720)	(36,502)
Income tax benefit	(2,537)	(12,864)	(11,383)	(19,036)
Net loss from continuing operations	$(3,955)	$(12,641)	$(18,337)	$(17,466)
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. For additional information on the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements. As a result of our review of our reportable segments, all services provided in connection with divested businesses, including the Northeast Sale and the sale of our Medicare PDP business, are now reported as part of our Divested Operations and Services reportable segment. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our operating results for the three and six months ended June 30, 2011 were impacted by a $6.3 million and $41.1 million, respectively, favorable adjustment to loss on sale of our Northeast health plan subsidiaries. See Note 3 to our consolidated financial statements for additional information regarding the Northeast Sale.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Costs included in health plan services costs	$41	$(300)	$(5,803)	$(300)
Costs included in government contract costs	701	26	3,688	4,879
Costs included in G&A	10,074	3,561	16,541	186,938
Loss from continuing operations before income taxes	(10,816)	(3,287)	(14,426)	(191,517)
Income tax benefit	(4,075)	(1,781)	(5,747)	(25,324)
Net loss from continuing operations	$(6,741)	$(1,506)	$(8,679)	$(166,193)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. Our Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within our reportable segments.
Our operating results in our Corporate/Other segment for the three months ended June 30, 2012 were impacted primarily by $10.8 million in pretax costs related to our G&A cost reduction efforts. Our operating results in our Corporate/Other segment for the six months ended June 30, 2012 were impacted primarily by $20.2 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior class action settlement.
Our operating results for the three months ended June 30, 2011 were impacted by $2.7 million in pretax costs related to our cost management initiatives and $0.9 million in additional interest related to the judgment in the AmCareco litigation, reduced by a $0.3 million benefit from a litigation reserve true-up. Our operating results for the six months ended June 30, 2011 were impacted by a $181 million pretax charge related to the judgment in the AmCareco litigation and $13.7 million in pretax costs related to our cost management initiatives. See Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation.
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
Cash and Investments
As of June 30, 2012, the fair value of our investment securities available-for-sale was $1.5 billion, all in current investments. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality fixed-income securities, which are largely investment grade, while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining an expected total return on invested funds.
Our investment holdings are currently comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of June 30, 2012, our investment portfolio includes $598.4 million, or 39.5% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of June 30, 2012, our investment portfolio also included $434.4 million, or 28.7% of our portfolio holdings, of obligations of state and other political subdivisions and $456.6 million, or 30.1% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $1.9 million as of June 30, 2012, and $4.8 million as of December 31, 2011. Included in the gross unrealized losses as of December 31, 2011 are $0.3 million related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three and six months ended June 30, 2012 or 2011.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares under our stock repurchase program, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions and for business expansion opportunities, such as the state of California's dual eligibles pilot program. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $261.5 million as of June 30, 2012 and $198.5 million as of December 31, 2011. The receivable from DHCS related to our California Medicaid business was $105.4 million as of June 30, 2012 and $87.4 million as of December 31, 2011. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $247.4 million and $234.7 million as of June 30, 2012 and December 31, 2011, respectively. The timing of collection of such receivables is impacted by government audit and can extend for periods beyond a year.
Operating Cash Flows
Our net cash flow provided by (used in) operating activities for the six months ended June 30, 2012 compared to the same period in 2011 is as follows:

	June 30,	June 30,	Change
	2012	2011	Period over Period
	(Dollars in millions)
Net cash provided by (used in) operating activities	$123.9	$(297.5)	$421.4
The increase of $421.4 million in operating cash flow is primarily due to the following:

•	$134.4 million increase in Medi-Cal payments during the six months ended June 30, 2012 as compared to the same period in 2011,

•	$181 million in payments related to the decision rendered in the AmCareco litigation during the three months ended June 30, 2011, and

•
$84.2 million in aggregate quarterly net payments to United in accordance with the terms of the stock purchase agreement in connection with the Northeast Sale during the six months ended June 30, 2011.

Investing Activities
Our net cash flow provided by investing activities for the six months ended June 30, 2012 compared to the same period in 2011 is as follows:

	June 30,	June 30,	Change
	2012	2011	Period over Period
	(Dollars in millions)
Net cash provided by investing activities	$291.2	$112.8	$178.4

Net cash provided by investing activities increased by $178.4 million during the six months ended June 30, 2012 as compared to the same period in 2011. This increase is primarily due to $248.2 million received for the sale of our Medicare PDP business, partially offset by a $31.3 million decrease in net sales and maturities of available-for-sale securities and $41.0 million received from United for additional consideration related to the Northeast Sale during the first six months of 2011.
 Financing Activities
Our net cash flow (used in) provided by financing activities for the six months ended June 30, 2012 compared to the same period in 2011 is as follows:

	June 30,	June 30,	Change
	2012	2011	Period over Period
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(12.3)	$1.0	$(13.3)
Net cash provided by financing activities decreased by $13.3 million during the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to a net decrease in revolving credit facility borrowings of $207.5 million, partially offset by a $161.1 million decrease in stock repurchases.
Capital Structure
Our debt-to-total capital ratio was 24.1 percent as of June 30, 2012 compared with 26.2 percent as of December 31, 2011. This decrease was driven by a decrease in borrowings and an increase in equity resulting from net income during the first six months of 2012.
Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. During the three and six months ended June 30, 2011, we repurchased 1.4 million shares and 4.9 million shares, respectively, of our common stock for aggregate consideration of approximately $45.2 million and $149.8 million, respectively, under our 2010 stock repurchase program. We completed our 2010 stock repurchase program in April 2011 after repurchasing an aggregate of 10.8 million shares of our common stock at an average price of $27.80 per share for aggregate consideration of $300.0 million.
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. During the three and six months ended June 30, 2012, we repurchased 562,000 shares of our common stock for aggregate consideration of $13.9 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of June 30, 2012 was $386.1 million. For additional information on our 2010 and 2011 stock repurchase programs, see Note 6 to our consolidated financial statements.
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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of June 30, 2012:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	—		$—	$—	—	$76,341,683
February 1—February 29	488,964	(c)	39.28	19,205,186	—	$76,341,683
March 1—March 31	857	(c)	38.59	33,072	—	$400,000,000
April 1—April 30	—		—	—	—	$400,000,000
May 1—May 31	—		—	—	—	$400,000,000
June 1—June 30	561,600		24.75	13,899,362	561,600	$386,100,638
	1,051,421		$31.52	$33,137,620	561,600
 ________

(a)
During the six months ended June 30, 2012, we did not repurchase any shares of our common stock outside our 2011 stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300 million of our common stock can be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Our 2011 stock repurchase program does not have an expiration date. During the six months ended June 30, 2012, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Represents shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of this credit facility to refinance our obligations under our previous revolving credit facility. As of June 30, 2012, $90.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $450.6 million (see "—Letters of Credit" below). As of August 2, 2012, we had $100.0 million in borrowings outstanding under the revolving credit facility.
Amounts outstanding under our revolving credit facility bear interest, at the Company’s option, at either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent, (ii) Bank of America, N.A.’s “prime rate” and (iii) the Eurodollar Rate (as such term is defined in the credit facility) for a one-month interest period plus one percent) plus an applicable margin ranging from 45 to 105 basis points or (b) the Eurodollar Rate plus an applicable margin ranging from 145 to 205 basis points. The applicable margins are based on our consolidated leverage ratio, as specified in the credit facility, and are subject to adjustment following the Company’s delivery of a compliance certificate for each fiscal quarter.
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
Our revolving credit facility contains customary events of default, including nonpayment of principal or other amounts when due; breach of covenants; inaccuracy of representations and warranties; cross-default and/or cross-

acceleration to other indebtedness of the Company or our subsidiaries in excess of $50 million; certain ERISA-related events; noncompliance by the Company or any of our subsidiaries with any material term or provision of the HMO Regulations or Insurance Regulations (as each such term is defined in the credit facility) in a manner that could reasonably be expected to result in a material adverse effect; certain voluntary and involuntary bankruptcy events; inability to pay debts; undischarged, uninsured judgments greater than $50 million against us and/or our subsidiaries that are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.
As of June 30, 2012, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2012 and as of August 2, 2012, we had outstanding letters of credit of $59.4 million, resulting in a maximum amount available for borrowing of $450.6 million as of June 30, 2012 and $440.6 million as of August 2, 2012. As of June 30, 2012 and August 2, 2012, no amount had been drawn on any of these letters of credit.

Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2012, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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

Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30 2012, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory capital and surplus. The minimum statutory capital and surplus requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or risk-based capital (“RBC”) or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of capital and surplus believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory capital and surplus requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries are also subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile. Although RBC standards are not yet applicable to all of our regulated subsidiaries, we generally manage our aggregate regulated subsidiary capital and surplus at approximately 400% of ACL. In certain interim periods, we may manage our aggregate regulated subsidiary capital and surplus below 400% of ACL.
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain California subsidiaries have made certain undertakings to the Department of Managed Health Care to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At June 30, 2012, all of the subsidiaries subject to the TNE requirements and the undertakings to the Department of Managed Health Care exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended June 30, 2012, we made no such capital contributions. In addition, we made no capital contributions to any of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through August 2, 2012.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2011 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarter ended March 31, 2012. During the three months ended June 30, 2012, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Q for the quarter ended March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2012 is discussed below. Our critical accounting policy on goodwill impairment testing is also discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (51.6) million
1%	$ (26.3) million
(1)%	$ 27.4 million
(2)%	$ 56.0 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 24.6 million
1%	$ 12.3 million
(1)%	$ (12.3) million
(2)%	$ (24.6) million

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
On April 1, 2012, we completed the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our Western Region Operations reporting unit. As of March 31, 2012, we re-allocated a portion of the Western Region Operations reporting unit goodwill to the Medicare PDP business based on relative fair values of the reporting unit with and without the Medicare PDP business. Our measurement of fair value is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration received in connection with the sale of our Medicare PDP business. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair value to the related carrying value and concluded that no impairment to either the carrying value of our Medicare PDP business or our Western Region Operations reporting unit had occurred. Based on the result of the first step test, we did not need to complete the second step test. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business and Note 8 to our consolidated financial statements for additional goodwill fair value measurement information.
We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2012 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the Patient Protection and Affordable Care Act and the Health Care and Reconciliation Act of 2010, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of the dual eligibles pilot program. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2011 and June 30, 2012, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 180% and 115%, respectively.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained under the heading “Legal Proceedings” in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
Item 1A.     Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended June 30, 2012, there were no material changes to the risk factors disclosed in our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our 2011 stock repurchase program as of June 30, 2012 was $386.1 million.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.     Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Fifth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (3) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

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

HEALTH NET, INC. (REGISTRANT)
Date:	August 8, 2012	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 8, 2012	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (3) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

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