Form 10-Q
period 2012-09-30
HEALTH NET INC
filed 2012-11-06
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The number of shares outstanding of the registrant’s Common Stock as of November 2, 2012 was 81,273,053 (excluding 67,420,878 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Health plan services premiums	$2,578,689	$2,487,767	$7,818,565	$7,379,951
Government contracts	169,811	175,845	527,421	1,221,987
Net investment income	16,355	15,188	63,356	64,114
Administrative services fees and other income	1,854	2,174	16,300	6,974
Divested operations and services revenue	12,863	10,976	25,668	34,446
Total revenues	2,779,572	2,691,950	8,451,310	8,707,472

Expenses
Health plan services (excluding depreciation and amortization)	2,281,388	2,149,310	6,983,502	6,389,881
Government contracts	151,815	127,884	467,531	1,080,864
General and administrative	222,425	215,952	688,457	822,083
Selling	61,053	57,965	181,004	175,947
Depreciation and amortization	7,907	6,937	22,722	24,066
Interest	8,021	7,774	24,895	23,632
Divested operations and services expenses	17,587	32,873	59,973	133,558
Adjustment to loss on sale of Northeast health plan subsidiaries	—	315	—	(40,822)
Total expenses	2,750,196	2,599,010	8,428,084	8,609,209
Income from continuing operations before income taxes	29,376	92,940	23,226	98,263
Income tax provision	8,898	35,131	5,712	80,268
Income from continuing operations	20,478	57,809	17,514	17,995

Discontinued operations:
Income (loss) from discontinued operation, net of tax	—	4,003	(18,452)	(6,078)
(Adjustment to) gain on sale of discontinued operation, net of tax	(2,450)	—	116,990	—
(Loss) income on discontinued operation, net of tax	(2,450)	4,003	98,538	(6,078)

Net income	$18,028	$61,812	$116,052	$11,917

Net income per share—basic:
Income from continuing operations	$0.25	$0.66	$0.21	$0.20
(Loss) income on discontinued operation, net of tax	$(0.03)	$0.05	$1.20	$(0.07)
Net income per share—basic	$0.22	$0.71	$1.41	$0.13

Net income per share—diluted:
Income from continuing operations	$0.25	$0.65	$0.21	$0.20
(Loss) income on discontinued operation, net of tax	$(0.03)	$0.05	$1.18	$(0.07)
Net income per share—diluted	$0.22	$0.70	$1.39	$0.13
Weighted average shares outstanding:
Basic	81,607	87,675	82,451	90,479
Diluted	82,039	88,874	83,447	91,899

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$18,028	$61,812	$116,052	$11,917
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains arising during the period	36,554	16,219	64,126	44,604
Less: Reclassification adjustments for gains included in earnings	(4,272)	(5,369)	(29,661)	(32,320)
Unrealized gains on investments available-for-sale, net	32,282	10,850	34,465	12,284
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	1,038	157	3,114	471
Defined benefit pension plans, net	1,038	157	3,114	471
Other comprehensive income, before tax	33,320	11,007	37,579	12,755
Income tax expense related to components of other comprehensive income	13,065	4,286	26,280	5,141
Other comprehensive income, net of tax	20,255	6,721	11,299	7,614
Comprehensive income	$38,283	$68,533	$127,351	$19,531

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$312,579	$230,253
Investments-available-for-sale (amortized cost: 2012-$1,607,413, 2011-$1,528,091)	1,671,678	1,557,997
Premiums receivable, net of allowance for doubtful accounts (2012-$2,854, 2011-$3,318)	310,804	251,911
Amounts receivable under government contracts	206,560	234,740
Other receivables	244,924	225,004
Deferred taxes	40,647	46,659
Other assets	151,042	117,876
Total current assets	2,938,234	2,664,440
Property and equipment, net	174,932	145,302
Goodwill	565,886	605,886
Other intangible assets, net	18,128	20,699
Deferred taxes	5,737	49,685
Investments-available-for-sale-noncurrent (amortized cost: 2012-$0, 2011-$2,450)	—	2,147
Other noncurrent assets	107,386	119,510
Total Assets	$3,810,303	$3,607,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,032,248	$912,126
Health care and other costs payable under government contracts	58,410	88,440
Unearned premiums	128,194	176,733
Accounts payable and other liabilities	325,636	240,281
Total current liabilities	1,544,488	1,417,580
Senior notes payable	399,044	398,890
Borrowings under revolving credit facility	100,000	112,500
Other noncurrent liabilities	220,489	235,553
Total Liabilities	2,264,021	2,164,523
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2012-148,689 shares; 2011-146,804 shares )	149	147
Additional paid-in capital	1,323,150	1,278,037
Treasury common stock, at cost (2012- 67,419 shares of common stock; 2011-64,847 shares of common stock)	(2,092,459)	(2,023,129)
Retained earnings	2,287,511	2,171,459
Accumulated other comprehensive income	27,931	16,632
Total Stockholders’ Equity	1,546,282	1,443,146
Total Liabilities and Stockholders’ Equity	$3,810,303	$3,607,669

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Net income						11,917		11,917
Other comprehensive income							7,614	7,614
Exercise of stock options and vesting of restricted stock units	1,604	2	27,209					27,211
Share-based compensation expense			21,345					21,345
Tax benefit related to equity compensation plans			1,113					1,113
Repurchases of common stock				(11,706)	(325,212)			(325,212)
Balance as of September 30, 2011	146,725	$147	$1,270,968	(62,180)	$(1,952,068)	$2,111,256	$8,101	$1,438,404
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						116,052		116,052
Other comprehensive income							11,299	11,299
Exercise of stock options and vesting of restricted stock units	1,885	2	16,587					16,589
Share-based compensation expense			23,413					23,413
Tax benefit related to equity compensation plans			5,113					5,113
Repurchases of common stock				(2,572)	(69,330)			(69,330)
Balance as of September 30, 2012	148,689	$149	$1,323,150	(67,419)	$(2,092,459)	$2,287,511	$27,931	$1,546,282
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,052	$11,917
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	22,722	24,066
Adjustment to loss on sale of business	—	(40,822)
Gain on sale of discontinued operation	(116,990)	—
Share-based compensation expense	23,413	21,345
Deferred income taxes	24,883	(14,400)
Excess tax benefit on share-based compensation	(6,059)	(1,279)
Net realized (gain) loss on investments	(29,661)	(32,320)
Other changes	6,832	11,679
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(173,387)	305,568
Other current assets, receivables and noncurrent assets	(78,203)	(70,468)
Amounts receivable/payable under government contracts	3,218	26,453
Reserves for claims and other settlements	158,581	(68,987)
Accounts payable and other liabilities	47,765	50,445
Net cash (used in) provided by operating activities	(834)	223,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,132,836	1,632,037
Maturities of investments	97,815	148,196
Purchases of investments	(1,283,227)	(1,742,649)
Purchases of property and equipment	(55,030)	(32,136)
Net cash received from sale of business	248,238	—
Purchase price adjustment on sale of Northeast Health Plans	—	82,101
Sales (purchases) of restricted investments and other	6,024	(9,647)
Net cash provided by investing activities	146,656	77,902
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	16,589	12,309
Excess tax benefit on share-based compensation	6,059	1,279
Repurchases of common stock	(69,330)	(313,440)
Borrowings under financing arrangements	110,000	697,500
Repayment of borrowings under financing arrangements	(122,500)	(552,500)
Net increase (decrease) in checks outstanding, net of deposits	34	(40,817)
Customer funds administered	(4,348)	(79,232)
Net cash used in financing activities	(63,496)	(274,901)
Net increase in cash and cash equivalents	82,326	26,198
Cash and cash equivalents, beginning of period	230,253	350,138
Cash and cash equivalents, end of period	$312,579	$376,336
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$16,990	$16,783
Income taxes paid	5,058	28,209
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
On April 1, 2012, we completed the sale of the business operations of our Medicare stand-alone Prescription Drug Plan (Medicare PDP) business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation (CVS Caremark). As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. See Note 3 for more information on the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $34,000 as of September 30, 2012 and $0 as of December 31, 2011. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and nine months ended September 30, 2012 and 2011, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $417.8 million and $423.1 million as of September 30, 2012 and December 31, 2011, respectively. For the periods ending September 30, 2012 and December 31, 2011, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $112.5 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for health care service costs incurred but not yet reported (IBNR) in accordance with GAAP and using standard actuarial developmental methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things.
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations such as our Seniors and Persons with Disabilities population in California, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. In each of the reporting periods for the three months ended September 30, 2012 and 2011, there were no material reserve developments related to prior years. For the nine months ended September 30, 2012, health care cost was impacted by approximately $33 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. We believe this unfavorable reserve development for the nine months ended September 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. For the nine months ended September 30, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years. This favorable development was primarily due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly.
There were no material changes to the provision for adverse deviation for the three and nine months ended September 30, 2012 and 2011.
The majority of the IBNR reserve balance held at each quarter-end is associated with the most recent months' incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months' incurred services. Revised estimates for prior periods are determined in each quarter based on the most recent updates of paid claims for prior periods. Estimates for service costs incurred but not yet reported are subject to the impact of changes in the regulatory environment, economic conditions, changes in claims trends, and numerous other factors. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts estimated.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services (CMS) for coverage of Medicare-eligible individuals. Furthermore, all of our Medicaid/Medi-Cal revenue is derived in California through our relationship with the State of California Department of Health Care Services (DHCS). As a result, DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended September 30:		(Dollars in millions)
Balance as of July 1, 2011	$6.0	$(4.6)	$1.4
Other comprehensive income for the three months ended September 30, 2011	6.6	0.1	6.7
Balance as of September 30, 2011	$12.6	$(4.5)	$8.1

Balance as of July 1, 2012	$19.6	$(11.9)	$7.7
Other comprehensive income for the three months ended September 30, 2012	19.6	0.6	20.2
Balance as of September 30, 2012	$39.2	$(11.3)	$27.9
Nine Months Ended September 30:
Balance as of January 1, 2011	$5.3	$(4.8)	$0.5
Other comprehensive income for the nine months ended September 30, 2011	7.3	0.3	7.6
Balance as of September 30, 2011	$12.6	$(4.5)	$8.1

Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income for the nine months ended September 30, 2012	9.4	1.9	11.3
Balance as of September 30, 2012	$39.2	$(11.3)	$27.9
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and nine months ended September 30, 2012, respectively, 432,000 and 996,000 shares of dilutive common stock equivalents were outstanding. For the three and nine months ended September 30, 2011, respectively, 1,199,000 and 1,420,000 shares of dilutive common stock equivalents were outstanding.
For the three and nine months ended September 30, 2012, respectively, an aggregate of 4,342,000 and 1,819,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2011, respectively, 2,853,000 and 2,165,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through April 2019.
In March 2010, our Board of Directors authorized a $300 million stock repurchase program (2010 stock repurchase program). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (2011 stock repurchase program). As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of September 30, 2012 was $350.0 million. See Note 6 for more information regarding our 2010 and 2011 stock repurchase programs.

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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2011	$605.9	$605.9
Goodwill allocated to Medicare PDP business sold	(40.0)	(40.0)
Balance as of September 30, 2012	$565.9	$565.9

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

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2012:
Provider networks	$40.5	$(34.4)	$6.1	19.4
Customer relationships and other	29.5	(17.5)	12.0	11.1
	$70.0	$(51.9)	$18.1

As of December 31, 2011:
Provider networks	$40.5	$(33.6)	$6.9	19.4
Customer relationships and other	29.5	(15.7)	13.8	11.1
	$70.0	$(49.3)	$20.7

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2012	$3.4
2013	3.4
2014	2.8
2015	2.6
2016	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2012 and December 31, 2011, the restricted cash and cash equivalents balances totaled $0.9 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $26.2 million and $20.7 million as of September 30, 2012 and December 31, 2011, respectively, and are included in investments available-for-sale.
Divested Operations and Services
Divested operations and services revenues and expenses include items related to the run-out of our Northeast business that was sold on December 11, 2009. Prior to the first quarter of 2012, these line items had been called Northeast administrative services fees and other revenues and expenses. Due to the sale of our Medicare PDP business on April 1, 2012, starting with the first quarter of 2012, Divested operations and services revenues and expenses also include transition-related revenues and expenses related to the sale of our Medicare PDP business. We provide Medicare PDP transition-related services to CVS Caremark in connection with the transaction. We expect to continue to provide the majority of these services through December 31, 2012, although certain transition-related services may continue through December 31, 2013. See Note 3 for additional information regarding the sale of our Medicare PDP business and the sale of our Northeast business, and see Note 4 for information regarding the change to our reportable segments as a result of the sale of our Medicare PDP business.
Government Contracts
On April 1, 2011, we began delivering administrative services under a new Managed Care Support Contract (T-3) with the United States Department of Defense (DoD) for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the DoD's previous TRICARE contract in the North Region, which ended on March 31, 2011.

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
The transition-in process for the T-3 contract began in the second quarter of 2010. We had deferred transition-in costs of $43.8 million, which we began amortizing on April 1, 2011 on a straight-line basis, and we had related deferred revenues of $52.5 million, which are being amortized over the customer relationship period. Fulfillment costs associated with the T-3 contract are expensed as incurred.
Revenues and expenses associated with the T-3 contract are reported as part of Government contracts revenues and Government contracts expenses, respectively, in the consolidated statements of operations and included in our Government Contracts reportable segment.
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. Health care costs for the T-3 contract that are paid and reimbursable amounted to $638.8 million and $1,957.2 million for the three and nine months ended September 30, 2012, respectively, and amounted to $569.4 million and $991.0 million for the three and nine months ended September 30, 2011, respectively.
In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the DoD Military and Family Life Counseling, formerly Military and Family Life Consultant (MFLC) program. On August 15, 2012, we entered into a new MFLC contract awarded by the DoD. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, we anticipate that the revenues we receive from the new contract will be substantially reduced in comparison to our original MFLC contract.
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
Sale of Medicare PDP Business
On April 1, 2012, our subsidiary Health Net Life Insurance Company (HNL) sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. At the closing of the sale, CVS Caremark paid to us $169.9 million (PDP Purchase Price) in cash, representing $400 multiplied by 424,820, the number of individuals enrolled as members of a PDP plan of HNL as of the closing date. The PDP Purchase Price was subject to adjustment based on pretax cash flow, net asset valuation and prepaid expenses (the financial adjustment) and enrollee numbers related to our Medicare PDP business, each as set forth in the Asset Purchase Agreement. In June 2012, we received $78.3 million in cash from CVS Caremark, which represented the net financial adjustment to the PDP Purchase Price. We recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, or $117.0 million net of tax, and this after tax gain was reported as Gain on sale of discontinued operation, net of tax.
In connection with the transaction, we are not permitted to offer Medicare PDP plans for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.
In addition, we provide Medicare PDP transition-related services to CVS Caremark in connection with the transaction. We expect to continue to provide the majority of these services through December 31, 2012, although certain transition-related services may continue through December 31, 2013. We recognized the value of future transition-related services to be provided under the Asset Purchase Agreement of $12.0 million as deferred revenue at fair value as of April 1, 2012. This deferred revenue is amortized on a straight-line basis over a nine-month period. The fair value of such deferred revenue was estimated using the income approach based on discounted cash flows. This fair value measurement is based on significant unobservable Level 3 inputs, which include costs associated with providing the transition-related and other services and a discount rate of 1.2 percent. See Note 8 for additional information regarding the fair value measurement of this deferred revenue. Revenues and expenses from these transition-related services are reported as part of Divested operations and services revenue and expenses (see Notes 2 and 4).
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. Our revenues related to our Medicare PDP business were $0 and $191.8 million for the three and nine months ended September 30, 2012, respectively, and $94.6 million and $381.5 million for the three and nine months ended September 30, 2011, respectively. These revenues were excluded from our continuing operating results and included in income (loss) from discontinued operation. Our Medicare PDP business had a pretax income (loss) of $0 and $(28.8) million for the three and nine months ended September 30, 2012, respectively, and $6.2 million and $(9.5) million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, we had approximately 381,000 Medicare stand-alone Prescription Drug Plan members. As of September 30, 2012, we had no Medicare stand-alone Prescription Drug Plan members.
Northeast Sale
On December 11, 2009, we completed the sale (the Northeast Sale) of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda (Acquired Companies) to an affiliate of UnitedHealth Group Incorporated (United). As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services to United until July 1, 2011 under administrative services agreements, and we are required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any revenues and expenses related to the run-out, are reported as part of Divested operations and services revenue and expenses. During the three and nine months ended September 30, 2012, we recorded no adjustment to the loss on sale of Northeast health plan subsidiaries, and during the three and nine months ended September 30, 2011, we recorded a $0.3 million addition and $40.8 million reduction to the loss on sale of Northeast health plan subsidiaries, respectively.
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
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three and nine months ended September 30, 2012 and 2011. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense MFLC program and other health care-related government contracts. For the three and nine months ended September 30, 2011, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to United in connection with the Northeast Sale. Beginning in the first quarter of 2012, our Divested Operations and Services reportable segment also includes the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. Prior period segment information has been conformed to this current presentation in this Quarterly Report on Form 10-Q. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale.
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

Our segment information for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended September 30, 2012
Revenues from external sources	$2,596.9	$169.8	$12.9	$—	$2,779.6
Intersegment revenues	2.7	—	—	(2.7)	—
Segment pretax income (loss)	20.2	21.1	(4.7)	(7.2)	29.4
Three Months Ended September 30, 2011
Revenues from external sources	$2,505.1	$175.9	$11.0	$—	$2,692.0
Intersegment revenues	3.0	—	—	(3.0)	—
Segment pretax income (loss)	71.8	48.1	(22.4)	(4.6)	92.9
Nine Months Ended September 30, 2012
Revenues from external sources	7,898.2	527.4	25.7	—	8,451.3
Intersegment revenues	8.3	—	—	(8.3)	—
Segment pretax income (loss)	12.6	66.6	(34.4)	(21.6)	23.2
Nine Months Ended September 30, 2011
Revenues from external sources	7,448.6	1,222.0	36.9	—	8,707.5
Intersegment revenues	8.9	—	—	(8.9)	—
Segment pretax income (loss)	207.1	146.2	(58.9)	(196.1)	98.3

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Commercial premium revenue	$1,420.4	$1,494.8	$4,310.0	$4,466.0
Medicare premium revenue	682.9	605.3	2,089.4	1,844.8
Medicaid premium revenue	475.4	387.7	1,419.2	1,066.9
Total Western Region Operations health plan services premiums	2,578.7	2,487.8	7,818.6	7,377.7
Total Divested Operations and Services health plan services premiums	—	—	—	2.3
Total health plan services premiums	$2,578.7	$2,487.8	$7,818.6	$7,380.0
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
During the three and nine months ended September 30, 2012 and 2011, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.

We had no noncurrent available-for-sale investments as of September 30, 2012. As of December 31, 2011, we classified $2.1 million as investments available-for-sale-noncurrent because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2011.
As of September 30, 2012 and December 31, 2011, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$575.0	$22.9	$—	$597.9
U.S. government and agencies	26.0	—	—	26.0
Obligations of states and other political subdivisions	609.9	23.6	—	633.5
Corporate debt securities	396.5	17.9	(0.1)	414.3
	$1,607.4	$64.4	$(0.1)	$1,671.7

	December 31, 2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$611.9	$10.6	$(0.2)	$622.3
U.S. government and agencies	32.5	—	—	32.5
Obligations of states and other political subdivisions	498.7	19.5	(0.1)	518.1
Corporate debt securities	385.0	4.3	(4.2)	385.1
	$1,528.1	$34.4	$(4.5)	$1,558.0
Noncurrent:
Corporate debt securities	$2.4	$—	$(0.3)	$2.1

As of September 30, 2012, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$33.0	$33.1
Due after one year through five years	190.4	197.2
Due after five years through ten years	406.4	427.2
Due after ten years	402.6	416.3
Asset-backed securities	575.0	597.9
Total current investments available-for-sale	$1,607.4	$1,671.7

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2012 were $117.6 million and $1,132.8 million, respectively. Gross realized gains and losses totaled $4.3 million and $36,000, respectively, for the three months ended September 30, 2012, and $30.1 million and $0.4 million, respectively, for the nine months ended September 30, 2012. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2011 were $434.2 million and $1,632.0 million, respectively. Gross realized gains and losses totaled $7.9 million and $2.5 million, respectively, for the three months ended September 30, 2011, and $37.2 million and $4.9 million, respectively, for the nine months ended September 30, 2011.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2012 and December 31, 2011. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of September 30, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$6.0	$—	$—	$—	$6.0	$—
U.S. government and agencies	10.3	—	—	—	10.3	—
Obligations of states and other political subdivisions	9.8	—	0.3	—	10.1	—
Corporate debt securities	8.5	(0.1)	—	—	8.5	(0.1)
	$34.6	$(0.1)	$0.3	$—	$34.9	$(0.1)

The following table shows the number of our individual securities-current that have been in a continuous loss position at September 30, 2012:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	9	1	10
U.S. government and agencies	2	—	2
Obligations of states and other political subdivisions	5	1	6
Corporate debt securities	8	—	8
	24	2	26

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
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Subject to the approval of our Board of Directors, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares of stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.
During the three and nine months ended September 30, 2012, we repurchased 1.5 million shares and 2.1 million shares, respectively, of our common stock for aggregate consideration of $36.1 million and $50.0 million, respectively, under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of September 30, 2012 was $350.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2012, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $440.6 million (see "—Letters of Credit" below).
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2012 and December 31, 2011, we had outstanding letters of credit of $59.4 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $440.6 million and $428.1 million, respectively. As of September 30, 2012 and December 31, 2011, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (Senior Notes). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2012, no default or event of default had occurred under the indenture governing the Senior Notes.
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

Our Senior Notes payable balances were $399.0 million as of September 30, 2012 and $398.9 million as of December 31, 2011.
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

 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of September 30, 2012:
Assets:
Cash and cash equivalents	$312.6	$—	$—	$—	$312.6
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$372.0	$—	$—	$372.0
Commercial mortgage-backed securities	—	201.7	—	—	201.7
Other asset-backed securities	—	24.2	—	—	24.2
U.S. government and agencies:
U.S. Treasury securities	26.0	—	—	—	26.0
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	633.3	—	0.2	633.5
Corporate debt securities	—	414.3	—	—	414.3
Total investments at fair value	$26.0	$1,645.5	$—	$0.2	$1,671.7
Embedded contractual derivative	—	—	—	7.2	7.2
Total assets at fair value	$338.6	$1,645.5	$—	$7.4	$1,991.5

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2011:
Assets:
Cash and cash equivalents	$230.3	$—	$—	$—	$230.3
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$495.3	$—	$—	$495.3
Commercial mortgage-backed securities	—	94.4	—	—	94.4
Other asset-backed securities	—	32.6	—	—	32.6
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	7.0	—	—	7.0
Obligations of states and other political subdivisions	—	517.9	—	0.2	518.1
Corporate debt securities	—	385.1	2.1	—	387.2
Total investments at fair value	$25.5	$1,532.3	$2.1	$0.2	$1,560.1
Embedded contractual derivative	—	—	—	5.3	5.3
Total assets at fair value	$255.8	$1,532.3	$2.1	$5.5	$1,795.7

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2012 and 2011. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Three Months Ended September 30,
	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$15.0	$15.2	$9.9	$0.8	$10.7
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	(7.8)	(7.8)	(2.4)	0.7	(1.7)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	(7.3)	—	(7.3)
Settlements	—	—	—	—	—	—
Closing balance	$0.2	$7.2	$7.4	$0.2	$1.5	$1.7
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—
 The changes in the balances of Level 3 financial assets for the nine months ended September 30, 2012 and 2011 were as follows (dollars in millions):

	Nine Months Ended September 30,
	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$5.3	$5.5	$9.9	$—	$9.9
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	1.9	1.9	(2.4)	1.5	(0.9)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	(7.3)	—	(7.3)
Settlements	—	—	—	—	—	—
Closing balance	$0.2	$7.2	$7.4	$0.2	$1.5	$1.7
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Goodwill allocated to Medicare PDP business sold	$—	$—	$—	$—
Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	$—	$—	$4.0	$4.0
The changes in the balances of Level 3 financial assets and liabilities that are fair valued on a non-recurring basis for the three and nine months ended September 30, 2012 were as follows (dollars in millions):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Goodwill allocated to Medicare PDP business sold	Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	Goodwill allocated to Medicare PDP business sold	Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale
Beginning balance: goodwill of discontinued operation held for sale and deferred revenues	$—	$8.0	$40.0	$—
Goodwill allocated to Medicare PDP business sold and deferred revenue, realized in net income	—	(4.0)	(40.0)	(8.0)
Additions	—	—	—	12.0
Ending balance	$—	$4.0	$—	$4.0
The following table presents quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of September 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-2.2%	—	13.0%	(2.2%)
			National Health Care Expenditures	-1.6%	—	7.9%	(3.1%)

Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9%	—	9%	(9%)
Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	$4.0		Monthly costs estimated in connection with providing transition-related and other services	$4.9	—	$4.9	($4.9)
		Income Approach	Discount rate	1.2%	—	1.2%	(1.2%)

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
On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the Central District of California), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the Eastern District of California), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco (San Francisco County Superior Court) and the Superior Court of California, County of Sacramento (Sacramento County Superior Court). The consolidated amended complaint in the federal action pending in the Eastern District of California was filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also named IBM as a defendant. It sought to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and sought statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On August 29, 2011, we filed a motion to dismiss the consolidated complaint. On January 20, 2012, the district court issued an order dismissing the consolidated complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court. On April 20, 2012, an amended complaint with a new plaintiff was filed against us, but no longer asserted claims against IBM. The amended complaint asserted the same causes of action and sought the same relief as the earlier complaint. On June 18, 2012, we filed a motion to dismiss the amended complaint, which is currently pending.
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
The Sacramento County Superior Court proceeding was instituted on April 3, 2012 and is brought on behalf of a putative class of California members whose information was contained on the unaccounted for drives. The action was filed by many of the same plaintiffs' lawyers, contains the same claims, and seeks the same relief as the case pending in the Eastern District of California. On June 18, 2012, we filed a demurrer seeking dismissal of this complaint, which is currently pending.
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
AmCareco Judgment
We were previously a defendant in two related litigation matters (the AmCareco litigation) related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries that merged into Health Net, Inc. in January 2001. As a result of a judgment in April 2011 by the Louisiana Supreme Court, we recorded a pretax charge of $181 million in general and administrative expense in the nine months ended September 30, 2011.
10.     INCOME TAXES
Continuing Operations
The effective income tax rate from continuing operations was 30.3% and 37.8% for the three months ended September 30, 2012 and 2011, respectively, and 24.6% and 81.7% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, a judgment was rendered in the AmCareco litigation (see Note 9) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rate from 2011 to 2012 is a result of the absence of such litigation effects in 2012. Additionally, our tax rates for the three and nine months ended September 30, 2012 are lower than the statutory federal rate of 35% primarily due to reductions of valuation allowances against deferred assets as a result of the gain on sale of the Medicare PDP business.

Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. For the nine months ended September 30, 2012, we recorded tax expense of $15.8 million net against the gain on sale of discontinued operation. For the three months ended September 30, 2012, $2.5 million of tax expense was recorded for the effects of a valuation allowance adjustment. No gain or loss on sale of discontinued operation was recorded in the period. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Also in connection with the sale, we classified the operating results of the Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the three and nine months ended September 30, 2011. We recorded tax expense of $2.2 million net against the income from discontinued operation for the three months ended September 30, 2011. No income or loss from discontinued operation and no tax expense or benefit were recorded for the three months ended September 30, 2012. We recorded tax benefits of $10.3 million and $3.4 million against losses from discontinued operation for the nine months ended September 30, 2012 and 2011, respectively.
11.     SUBSEQUENT EVENT
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (Agreement) with the DHCS to settle historical rate disputes with respect to our participation in the state Medicaid program in California (Medi-Cal), for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our existing Medi-Cal managed care contracts for an additional five years from their current expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, Seniors and Persons with Disabilities, the dual eligibles pilot programs that are expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”), as discussed in more detail below; (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early; and (4) cooperate in good faith to develop an alternative rate dispute resolution process.
Effective January 1, 2013, the settlement account (Account) will be established with an initial balance of zero. The balance in the Account will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent our actual pre-tax margin (as defined in the Agreement) on our state-sponsored healthcare programs is below or above a pre-determined pre-tax margin target. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the Term). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored healthcare programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount (as defined in the Agreement).
The Agreement will not have any impact on our consolidated financial statements for the year ending December 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K"), our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and the risks discussed in this Quarterly Report on Form 10-Q and our other filings from time to time with the Securities and Exchange Commission ("SEC").
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.4 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Our behavioral health services subsidiary, Managed Health Network, Inc., provides behavioral health, substance abuse and employee assistance programs to approximately 4.9 million individuals, including our own health plan members. Our subsidiaries also offer managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. As of September 30, 2012, we had approximately 2.6 million members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the three and nine months ended September 30, 2012 and 2011. Accordingly, the information included in this Quarterly Report on Form 10-Q regarding our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three and nine months ended September 30, 2012 and 2011. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract” for additional information on the T-3 contract. In addition, we also provide behavioral health services to military families under the Department of Defense Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment.
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
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. Following this review, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012.
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
We measure our Western Region Operations reportable segment profitability based on medical care ratio (“MCR”) and pretax income. MCR is calculated as health plan services expense divided by health plan services premiums. Pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A, selling and other net expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of MCR and pretax income.
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

Health Care Reform Legislation
During the first quarter of 2010, the President signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things, impose significant new non-deductible premium-based taxes (technically taking the form of "fees") on health insurers, effective for calendar years beginning after December 31, 2013. If these new non-deductible premium-based taxes and fees are imposed as enacted by the legislation, and we are not able to incorporate the costs of the premium-based assessments into setting our premium rates, or if we are unable to otherwise adjust our business to address these additional new costs, our financial condition and results of operations may be materially adversely affected. Payment of these new non-deductible premium-based taxes and fees will not be due until 2014; however, they may impact us starting in 2013 since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, regulations have not yet been issued by the Internal Revenue Service (“IRS”), making payment procedures, timing and financial reporting requirements unclear. Further, it is not yet clear how state regulators will respond to rate filings that include requests to increase premiums to cover increased costs resulting from these premium based assessments, particularly in light of recent heightened regulatory scrutiny of premium rates.
Other provisions of the legislation include requiring states to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA); imposing an excise tax on high premium insurance policies; requiring premium rate reviews in certain market segments; stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”)); limiting Medicare Advantage payment rates; increasing mandated benefits in some market segments; specifying certain actuarial value and cost-sharing requirements; eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue”; increasing restrictions on rescinding coverage; prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members; limiting the ability of health plans to vary premiums based on assessments of underlying risk; limiting the amount of compensation paid to health insurance executives that is tax deductible; creating federal regulations that impact premium rate increase requests; requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”; creating state-based and federally facilitated “exchanges” where individuals and small business groups may purchase health coverage; imposing a sales tax on medical device manufacturers; increasing fees on pharmaceutical manufacturers; establishing a risk adjustment program for individual and small group markets; creating a transitional "risk corridor" program to help protect against rate-setting uncertainty in the initial years of the exchanges; and requiring contributions for a transitional reinsurance program.
Implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. However, in addition to the non-deductible premium-based taxes and fees described above, some other potentially significant provisions of the ACA will not become effective until 2014 or later, including, but not limited to, the excise tax on high premium insurance policies, increased taxes on medical device manufacturers, increased fees on pharmaceutical manufacturers, the guaranteed issue requirement, the individual mandate and the creation of exchanges. However, these provisions may have an earlier impact on our operations, including in connection with the setting of our premium rates.
Various aspects of the ACA, including those referenced above, could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA will require premium rate review in certain market segments and will require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. Based on our calculations, we were not required to pay any rebates with respect to our 2011 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. The legislation may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. We are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs.
We could also face additional competition as competitors seize on opportunities to expand their business as a result of the ACA, though there remains considerable uncertainty about the impact of the legislation on the health insurance market as a whole and what actions our competitors could take in response to the legislation. The response of other companies to the ACA and related adjustments to their offerings, if any, could cause meaningful disruption in the local health care markets. For example, companies could modify their product features or benefits, change their pricing relative to others in the market, adjust their mix of business or even exit segments of the market, among other things. Companies could also seek to adjust their operating costs to support reduced premiums by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise reducing general and administrative expenses.
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
On June 28, 2012, the U.S. Supreme Court issued a decision in NFIB v. Sebelius, a major legal challenge to the ACA. The Supreme Court upheld the legislation's individual mandate as valid under Congress' taxing power. Provisions relating to the Medicaid expansion were partially upheld: the Supreme Court ruled that states that choose to accept the Medicaid expansion can continue to go forward and receive associated additional funding, but the Supreme Court also ruled that states must have the option of rejecting the Medicaid expansion without losing existing Medicaid funding. Although many states may continue to consider extending coverage to the uninsured through Medicaid expansions, the Supreme Court's decision to overturn the part of the ACA that conditions ongoing funding for Medicaid on participation by states in the Medicaid expansion may cause some states to choose not to expand Medicaid coverage as required in the initial legislation. Further, there is uncertainty as to how the Supreme Court's decision will be interpreted at the federal and state levels, which has created greater uncertainty with regard to which states will choose to accept the Medicaid expansion and the future size and scope of state Medicaid programs. The State of California has indicated that it expects to address the issue of Medicaid expansion in a special legislative session in early 2013.
Although the Supreme Court has issued a decision in NFIB v. Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels. These challenges could result in portions of the ACA being struck down. Opponents of the ACA have also discussed challenging the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges.
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

Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while recently proposed legislation in the California legislature that would require prior approval of premium rates did not pass, an initiative measure in California to require prior approval for individual and small group rates has qualified for the 2014 ballot. In addition, some states have passed legislation or are considering proposals to establish an insurance exchange within the state to comply with provisions of the ACA that become effective in 2014. For example, California passed legislation in 2010 establishing a state-based insurance exchange and authorizing an oversight board to negotiate the price of plans sold on the insurance exchange. At least some states and possibly the federal government may condition health carrier participation in an exchange on a number of factors, which could mean that some carriers would be excluded from participation. Further, some states may not create state-operated exchanges, in which case the federal government will manage exchanges in those states. These kinds of state regulations and legislations could limit our ability to increase premiums even where actuarially supported and thereby could negatively impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. Further, if other states in which we operate adopt a format for their exchanges that is similar to that included in the California legislation, the competition that we face and the pressure on us to contain our premiums could be increased. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases. States also may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate.

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
Recent Developments
Medi-Cal Rate Settlement Agreement
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (the “Agreement”) with the Department of Health Care Services of the State of California (“DHCS”) to settle historical rate disputes with respect to our participation in the state Medicaid program in California ("Medi-Cal") for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our existing Medi-Cal managed care contracts for an additional five years from their current expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, Seniors and Persons with Disabilities ("SPD"), the dual eligibles pilot programs that are expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”); (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early; and (4) cooperate in good faith to develop an alternative rate dispute resolution process.
The Agreement provides for the establishment of a settlement account (the “Account”). The Account will be created on January 1, 2013 with an initial balance of zero, and will be settled in cash on December 31, 2019, except that under certain circumstances DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the “Term”). During the Term, the balance in the Account will be adjusted annually to reflect a calendar year deficit or surplus as follows:
(a)    During the first year of the Term (2013), if our pre-tax margin (as defined in the Agreement) on our state-sponsored healthcare programs is less than 3.25%, then a deficit results for such year. The amount of the deficit is calculated as follows: (i) 3.25% minus our actual pretax-margin for 2013, multiplied by (ii) 75% of the total premiums earned (as defined in the Agreement) on our state-sponsored healthcare programs business for 2013. If the actual pre-tax margin is greater than 3.25% during the first year of the Term, then a surplus results for such year. The amount of the surplus is calculated as follows: (i) our actual pre-tax margin minus 3.25%, multiplied by (ii) 75% of the total premiums earned on our state-

sponsored healthcare programs business.
(b)    For each of the next three years of the Term (2014-2016), if our pre-tax margin on our state-sponsored healthcare programs is less than 3.25% for the year, then a deficit results for such year. The amount of the deficit is calculated as follows: (i) 3.25% minus our actual pre-tax margin for such year, multiplied by (ii) 50% of the total premiums earned on our state-sponsored healthcare programs business for such year. Alternatively, if our actual pre-tax margin for the year is greater than 3.25%, then a surplus results for such year. The amount of the surplus is calculated as follows: (i) our actual pre-tax margin for such year minus 3.25%, multiplied by (ii) 50% of the total premiums earned on our state-sponsored healthcare programs business for such year.
(c)    For each year after 2016, the balance in the Account shall be adjusted annually as follows:
(i)    If our actual pre-tax margin for the year is between 1.25% and 3.25%, then there shall be no change in the Account balance.
(ii)    If our actual pre-tax margin for the year is less than 1.25%, then a deficit results for such year. The amount of the deficit is calculated as follows: (i) 1.25% minus our actual pre-tax margin for such year, multiplied by (ii) 50% of the total premiums earned on our state-sponsored healthcare programs business for such year.
(iii)    If our actual pre-tax margin for the year is greater than 3.25%, then a surplus results for such year. The amount of the surplus is calculated as follows: (i) our actual pre-tax margin for such year minus 3.25%, multiplied by (ii) 50% of the total premiums earned on our state-sponsored healthcare programs business for such year.
The deficit or surplus will be calculated annually and the resulting balance in the Account will be adjusted accordingly. Cash settlement of the Account will occur upon expiration of the Term as provided in the Agreement, subject to certain provisions for interim partial settlement payments to us in the event that DHCS terminates any of our state-sponsored healthcare programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. The alternative minimum amount is calculated as follows: (i) $264 million, minus (ii) any partial settlement payments previously made to us by DHCS, minus (iii) 50% of the pre-tax income on our state-sponsored healthcare programs business in excess of a 2.0% pre-tax margin for each calendar year of the Term. Under the Agreement, DHCS will make an interim partial settlement payment to us based on a pro-rata portion of the alternative minimum amount if it terminates any of our state-sponsored healthcare programs contracts early. We believe that the use of the Account will help promote greater financial stability and predictability in our state health care programs business during the Term.
The Agreement also provides that the parties will cooperate in good faith to develop an alternative rate dispute resolution process within 90 days of the execution of the Agreement or such later date as the parties agree. There can be no assurance that the parties will ultimately reach agreement on such a rate dispute resolution process. If the parties are unable to reach such an agreement, future rate disputes will be handled through the process currently in effect.
MFLC Contract Award
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. , entered into a new MFLC contract awarded by the Department of Defense. The newly awarded contract is a second-generation contract under the MFLC program. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. For further information on the new MFLC contract, see "—Government Contracts Reportable Segment" below. MHN Government Services was the sole contractor under the original MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the new MFLC contract.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,578,689	$2,487,767	$7,818,565	$7,379,951
Government contracts	169,811	175,845	527,421	1,221,987
Net investment income	16,355	15,188	63,356	64,114
Administrative services fees and other income	1,854	2,174	16,300	6,974
Divested operations and services revenue	12,863	10,976	25,668	34,446
Total revenues	2,779,572	2,691,950	8,451,310	8,707,472
Expenses
Health plan services (excluding depreciation and amortization)	2,281,388	2,149,310	6,983,502	6,389,881
Government contracts	151,815	127,884	467,531	1,080,864
General and administrative	222,425	215,952	688,457	822,083
Selling	61,053	57,965	181,004	175,947
Depreciation and amortization	7,907	6,937	22,722	24,066
Interest	8,021	7,774	24,895	23,632
Divested operations and services expenses	17,587	32,873	59,973	133,558
Adjustment to loss on sale of Northeast health plan subsidiaries	—	315	—	(40,822)
Total expenses	2,750,196	2,599,010	8,428,084	8,609,209
Income from continuing operations before income taxes	29,376	92,940	23,226	98,263
Income tax provision	8,898	35,131	5,712	80,268
Income from continuing operations	20,478	57,809	17,514	17,995
Discontinued operations:
Income (loss) from discontinued operation, net of tax	—	4,003	(18,452)	(6,078)
(Adjustment to) gain on sale of discontinued operation, net of tax	(2,450)	—	116,990	—
(Loss) income on discontinued operation, net of tax	(2,450)	4,003	98,538	(6,078)
Net income	$18,028	$61,812	$116,052	$11,917
Net income per share—basic:
Income from continuing operations	$0.25	$0.66	$0.21	$0.20
(Loss) income on discontinued operation, net of tax	$(0.03)	$0.05	$1.20	$(0.07)
Net income per share—basic	$0.22	$0.71	$1.41	$0.13
Net income per share—diluted:
Income from continuing operations	$0.25	$0.65	$0.21	$0.20
(Loss) income on discontinued operation, net of tax	$(0.03)	$0.05	$1.18	$(0.07)
Net income per share—diluted:	$0.22	$0.70	$1.39	$0.13

On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, our results of operations for the three and nine months ended September 30, 2012 include loss from discontinued operation of $0 and $(18.5) million, respectively, related to our Medicare PDP business as compared to income (loss) from discontinued operation of $4.0 million and $(6.1) million, respectively, for the same periods in 2011. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $117.0 million after-tax, for the nine months ended September 30, 2012. As of September 30, 2011, we had approximately 381,000 Medicare stand-alone Prescription Drug Plan members. As of September 30, 2012, we had no Medicare stand-alone Prescription Drug Plan members.
For the three and nine months ended September 30, 2012, we reported net income of $18.0 million or $0.22 per diluted share and net income of $116.1 million or $1.39 per diluted share, respectively, as compared to net income of $61.8 million or $0.70 per diluted share and net income of $11.9 million or $0.13 per diluted share, respectively, for the same periods in 2011. For the three and nine months ended September 30, 2012, we reported net income from continuing operations of $20.5 million and $17.5 million, respectively, as compared to net income from continuing operations of $57.8 million and $18.0 million for the same periods in 2011. Pretax margins from continuing operations were 1.1 percent and 0.3 percent for the three and nine months ended September 30, 2012 compared to 3.5 percent and 1.1 percent for the same periods in 2011.
 Our total revenues increased 3.3 percent for the three months ended September 30, 2012 to $2.8 billion from $2.7 billion for the same period in 2011 and decreased 2.9 percent for the nine months ended September 30, 2012 to $8.5 billion from $8.7 billion in the same period in 2011. The increase for the three months ended September 30, 2012 was primarily due to an increase in health plan services premiums. The decrease for the nine months ended September 30, 2012 was primarily driven by the decline in our Government Contracts revenue due to the impact of the change to the T-3 contract as described below.
Our Government Contracts revenues decreased by 3.4 percent for the three months ended September 30, 2012 to $169.8 million from $175.8 million in the same period in 2011, and decreased by 56.8 percent for the nine months ended September 30, 2012 to $527.4 million from $1,222.0 million in the same period in 2011. Our Government Contracts costs increased by 18.7 percent for the three months ended September 30, 2012 to $151.8 million from $127.9 million in the same period in 2011, and decreased by 56.7 percent for the nine months ended September 30, 2012 to $467.5 million from $1,080.9 million in the same period in 2011. The declines in our Government Contracts revenues and costs for the nine months ended September 30, 2012 were primarily due to the change from our prior contract for the TRICARE North Region, which was a risk-based contract, to the new T-3 contract, which is a cost reimbursement plus fixed fee contract. As a result of this change, health care costs and related reimbursements that were included in our consolidated statements of operations under the prior contract were subsequently excluded under the T-3 contract. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.
Health plan services premium revenues increased by 3.7 percent to $2.6 billion for the three months ended September 30, 2012, compared with $2.5 billion for the same period in 2011, and by 5.9 percent to $7.8 billion for the nine months ended September 30, 2012, compared with $7.4 billion for the same period in 2011. Health plan services expenses increased by 6.1 percent from $2.1 billion for the three months ended September 30, 2011 to $2.3 billion for the three months ended September 30, 2012, and increased by 9.3 percent from $6.4 billion for the nine months ended September 30, 2011 to $7.0 billion for the nine months ended September 30, 2012. Investment income increased to $16.4 million for the three months ended September 30, 2012 and decreased to $63.4 million for the nine months ended September 30, 2012, respectively, compared with $15.2 million and $64.1 million for the three and nine months ended September 30, 2011, respectively.
For the nine months ended September 30, 2012, health care cost was impacted by approximately $33 million of adverse development related to prior years. We believe this unfavorable reserve development for the nine months ended September 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. For the nine months ended September 30, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years. This favorable development was primarily due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. These unfavorable and favorable prior period reserve developments were recorded as part of health care costs. Our operating results for the nine months ended September 30, 2011 were impacted by a $181 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. For additional information regarding the AmCareco litigation, see Note 9 to our consolidated financial statements under the heading, "AmCareco Judgment." This expense was recorded as part of our G&A expenses. Our operating results for the nine months ended September 30, 2011 were also impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
Days Claims Payable
Days claims payable ("DCP") for the third quarter of 2012 was 41.6 days compared with 37.4 days in the third quarter of 2011. Adjusted DCP, which we calculate in accordance with the paragraph below, for the third quarter of 2012 was 57.7 days compared with 51.7 days in the third quarter of 2011.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the quarter and multiplying that amount by the number of days in the quarter. In this Quarterly Report on Form 10-Q, the following table presents an adjusted DCP metric that subtracts capitation, provider and other claim settlements and Medicare Advantage Prescription Drug ("MAPD") payables/costs from the Claims Reserve and Health Plan Costs. For the third quarter of 2011, adjusted DCP also subtracts reserve for claims and other settlements related to discontinued operations from the Claims Reserve. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. In addition, solely with respect to the third quarter of 2011, adjusted DCP excludes from Claims Reserve the reserves relating to discontinued operations. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three Months Ended September 30,
	2012	2011
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,032.2	$873.0
Less: Reserve for Claims and Other Settlements Related to Discontinued Operations	—	(30.7)
Reserve for Claims and Other Settlements excluding Discontinued Operations	$1,032.2	$842.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(126.3)	(61.5)
(2) Reserve for Claims and Other Settlements—Adjusted	$905.9	$780.8
(3) Health Plan Services Cost—GAAP	$2,281.4	$2,149.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(835.9)	(759.5)
(4) Health Plan Services Cost—Adjusted	$1,445.5	$1,389.8
(5) Number of Days in Period	92	92
(1) / (3) * (5) Days Claims Payable on GAAP Basis—(using end of period reserve amount)	41.6	37.4
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	57.7	51.7

Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the three and nine months ended September 30, 2012, and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Continuing Operations:
Income tax expense from continuing operations	$8.9	$35.1	$5.7	$80.3
Effective income tax rate for continuing operations	30.3%	37.8%	24.6%	81.7%

Discontinued Operation:
Income tax expense (benefit) from discontinued operation A	—	$2.2	$(10.3)	$(3.4)
Effective income tax rate for discontinued operation A	—	35.8%	35.8%	35.8%
Income tax expense from gain on sale of discontinued operation B, C	$2.5	—	$15.8	—
Effective income tax rate for gain on sale of discontinued operation B C	—	—	11.9%	—
________
A - For the three months ended September 30, 2012, there was no income tax provision from discontinued operation;
therefore, effective income rate tax for discontinued operation is not applicable.
B - For the three and nine months ended September 30, 2011, we had no sale of a discontinued operation;
therefore, income tax expense from gain on sale of discontinued operation is not applicable.
C - For the three months ended September 30, 2012 tax expense was recorded for the effects of a valuation allowance adjustment. No gain or loss on sale of discontinued operation was recorded in the period; therefore, an effective tax rate from gain on sale of discontinued operation is not applicable.
Continuing Operations
The effective income tax rate for continuing operations was 30.3% and 37.8% for the three months ended September 30, 2012 and 2011, respectively, and 24.6% and 81.7% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, a judgment was rendered in the AmCareco litigation (see Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rates from the 2011 to 2012 periods presented above is a result of the absence of such litigation effects in 2012. Additionally, our tax rates for the three and nine months ended September 30, 2012 are lower than the statutory federal rate of 35% primarily due to reductions of valuation allowances against deferred assets as a result of the gain on sale of the Medicare PDP business.

Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. For the nine months ended September 30, 2012, we recorded tax expense of $15.8 million net against the gain on sale of discontinued operation. For the three months ended September 30, 2012, $2.5 million of tax expense was recorded for the effects of a valuation allowance adjustment. No gain or loss on sale of discontinued operation was recorded for the three months ended September 30, 2012. See Note 3 for additional information regarding the sale of our Medicare PDP business. An effective tax rate was only applicable to the nine months ended September 30, 2012 because that is the only period for which gain on sale of discontinued operation was recorded.
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the three and nine months ended September 30, 2011. We recorded tax expense of $2.2 million net against the income from discontinued operation for the three months ended September 30, 2011. No income or loss and no tax expense or benefit were recorded for the three months ended September 30, 2012. We recorded tax benefits of $10.3 million and $3.4 million against losses from discontinued operation for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rates related to income or loss from discontinued operation remained constant throughout 2011 and 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes.
Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our behavioral health and pharmaceutical services subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been reclassified as discontinued operations for the nine months ended September 30, 2012 and 2011, respectively.
Western Region Operations Segment Membership (in thousands)

	September 30, 2012	September 30, 2011	Increase/ (Decrease)	% Change
California
Large Group	714	837	(123)	(14.7)%
Small Group and Individual	307	318	(11)	(3.5)%
Commercial Risk	1,021	1,155	(134)	(11.6)%
Medicare Advantage	143	124	19	15.3%
Medi-Cal/Medicaid	1,069	988	81	8.2%
Total California	2,233	2,267	(34)	(1.5)%

Arizona
Large Group	84	76	8	10.5%
Small Group and Individual	59	61	(2)	(3.3)%
Commercial Risk	143	137	6	4.4%
Medicare Advantage	43	40	3	7.5%
Total Arizona	186	177	9	5.1%

Oregon (including Washington)
Large Group	30	50	(20)	(40.0)%
Small Group and Individual	58	41	17	41.5%
Commercial Risk	88	91	(3)	(3.3)%
Medicare Advantage	45	39	6	15.4%
Total Oregon (including Washington)	133	130	3	2.3%

Total Health Plan Enrollment
Large Group	828	963	(135)	(14.0)%
Small Group and Individual	424	420	4	1.0%
Commercial Risk	1,252	1,383	(131)	(9.5)%
Medicare Advantage	231	203	28	13.8%
Medi-Cal/Medicaid	1,069	988	81	8.2%
	2,552	2,574	(22)	(0.9)%

Total Western Region Operations enrollment was approximately 2.6 million members as of September 30, 2012, a decrease of 0.9 percent compared with enrollment at September 30, 2011. Total enrollment in our California health plan decreased by 1.5 percent from approximately 2.3 million members at September 30, 2011 to approximately 2.2 million members at September 30, 2012.
Western Region Operations commercial enrollment declined by 9.5 percent from approximately 1.4 million members at September 30, 2011 to approximately 1.3 million members at September 30, 2012, primarily due to increasingly competitive markets. Enrollment in our large group segment decreased by 14.0 percent, or 135,000 members from 963,000 members at September 30, 2011 to 828,000 members at September 30, 2012. Enrollment in our small group and individual segment in our Western Region Operations segment increased by 1.0 percent, from 420,000 members at September 30, 2011 to 424,000 members at September 30, 2012. Membership in our tailored network products was essentially flat from September 30, 2011 to September 30, 2012. As of September 30, 2012, membership in tailored network products accounted for 34.6 percent of our Western Region Operations commercial enrollment compared with 31.2 percent at September 30, 2011.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at September 30, 2012 was 231,000 members, an increase of 13.8 percent compared with 203,000 members at September 30, 2011. The overall increase in Medicare Advantage membership was due to gains of 19,000 members in California, 6,000 members in Oregon and 3,000 members in Arizona.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medicaid enrollment in California increased by 81,000 members or 8.2 percent to 1.1 million members at September 30, 2012 compared with 1.0 million members at September 30, 2011. The increase in the Medicaid membership includes the impact of our participation in California's SPD program. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 and ended on May 31, 2012. As of September 30, 2012, we had approximately 115,000 total SPD members, of which 85,000 are from the newly mandated transition of those members to managed care that began in June 2011.
We are the sole commercial plan contractor with the DHCS to provide Medi-Cal services in Los Angeles County, California. Approximately 51 percent of our Medi-Cal enrollment is located in Los Angeles County. As part of our recent settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their current expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our recent settlement agreement with DHCS, see "—Recent Developments" above.
Dual Eligibles Pilot Programs
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
The DHCS initially has selected the counties of Los Angeles, Orange, San Diego and San Mateo to participate in the pilot program. The DHCS will also be implementing the pilot program in the counties of Alameda, Riverside, San Bernardino and Santa Clara. We could seek to participate in these other counties directly or as a subcontractor of another health plan where an appropriate business opportunity exists or where we have been asked to participate as a subcontracting plan.
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
Dual eligibles are expected to receive advance notice regarding their enrollment options by county. As currently proposed, the pilot program would continue for a three-year term beginning no sooner than June 1, 2013 with initial enrollment occurring on a phased in basis based on birth date. Dual eligibles may choose to opt out of the pilot program and continue to receive separate fee-for-service Medicare benefits. Those who do not opt out of the pilot program may elect to choose a plan or be automatically enrolled through the passive enrollment process in one of the pilot plan choices on the planned phased in basis. Participation in the demonstration pilot would require us to enter into a three way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles.
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
The pilot program is subject to the approval of CMS. Prior to CMS' determination on whether to approve the pilot program, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, on October 1, 2012, the Department of Managed Health Care (the “DMHC”) approved certain modifications to the internal organizational structure of our subsidiaries related to our participation in the pilot program, and we will likely be required to make other required filings with, and obtain other approvals from, the DMHC in connection with our participation in the pilot program.

Western Region Operations Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,578,689	$2,487,754	$7,818,565	$7,377,608
Net investment income	16,355	15,188	63,356	64,043
Administrative services fees and other income	1,843	2,174	16,289	6,974
Total revenues	2,596,887	2,505,116	7,898,210	7,448,625
Health plan services	2,281,354	2,149,269	6,989,131	6,389,402
General and administrative	218,400	211,401	667,893	628,876
Selling	61,053	57,940	181,004	175,750
Depreciation and amortization	7,907	6,937	22,721	24,054
Interest	8,021	7,774	24,895	23,447
Total expenses	2,576,735	2,433,321	7,885,644	7,241,529
Income from continuing operations before income taxes	20,152	71,795	12,566	207,096
Income tax (benefit) provision	1,640	26,143	(2,497)	75,910
Income from continuing operations	$18,512	$45,652	$15,063	$131,186
Pretax margin	0.8%	2.9%	0.2%	2.8%
Commercial premium yield	4.7%	5.1%	4.9%	5.2%
Commercial premium PMPM (d)	$376.89	$359.96	$374.78	$357.35
Commercial health care cost trend	7.1%	3.2%	9.2%	4.0%
Commercial health care cost PMPM (d)	$326.60	$305.08	$333.27	$305.19
Commercial MCR (e)	86.7%	84.8%	88.9%	85.4%
Medicare Advantage MCR (e)	90.1%	90.7%	90.0%	90.2%
Medicaid MCR (e)	91.6%	86.0%	90.0%	85.4%
Health plan services MCR (a)	88.5%	86.4%	89.4%	86.6%
G&A expense ratio (b)	8.5%	8.5%	8.5%	8.5%
Selling costs ratio (c)	2.4%	2.3%	2.3%	2.4%

__________

(a)	Health plan services Medical Care Ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes ASO member months.

(e)
Commercial, Medicare Advantage and Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 3.7 percent to $2.6 billion for the three months ended September 30, 2012 and increased 6.0 percent to $7.9 billion for the nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to increases in premium revenues. Health plan services premium revenues in our Western Region Operations segment increased 3.7 percent to $2.6 billion for the three months ended September 30, 2012 and increased 6.0 percent to $7.8 billion for the nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in Medicaid premium revenues.
Investment income in our Western Region Operations segment increased to $16.4 million for the three months ended September 30, 2012 from $15.2 million for the same period in 2011 and decreased to $63.4 million for the nine months ended September 30, 2012 from $64.0 million for the same period in 2011. The decline in investment income for the nine months ended September 30, 2012 was due to a decrease in realized gains.

Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $2.3 billion and $7.0 billion for the three and nine months ended September 30, 2012, respectively, compared to $2.1 billion and $6.4 billion for the three and nine months ended September 30, 2011, respectively. We believe the increase in health plan services expenses for the nine months ended September 30, 2012 was primarily caused by adverse development that occurred in the first and second quarters of 2012 primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM for the three months ended September 30, 2012 was approximately $377, a 4.7 percent increase over the commercial premium PMPM of approximately $360 for the same period of 2011. Commercial premium PMPM increased 5.1 percent for the three months ended September 30, 2011 as compared with the same period of 2010. Commercial premium PMPM for the nine months ended September 30, 2012 was approximately $375, a 4.9 percent increase over the commercial premium PMPM of approximately $357 for the same period of 2011. Commercial premium PMPM increased 5.2 percent for the nine months ended September 30, 2011 as compared with the same period of 2010.
Commercial health care costs PMPM for the three months ended September 30, 2012 in our Western Region Operations segment were approximately $327, a 7.1 percent increase over the commercial health care costs PMPM of $305 for the same period of 2011. Commercial health care costs PMPM increased 3.2 percent for the three months ended September 30, 2011 as compared with the same period of 2010. Commercial health care costs PMPM for the nine months ended September 30, 2012 were approximately $333, a 9.2 percent increase over the commercial health care costs PMPM of approximately $305 for the same period of 2011. Commercial health care costs increased 4.0 percent for the nine months ended September 30, 2011 as compared with the same period of 2010. We believe the main cause of the increase in the commercial health care costs for the nine months ended September 30, 2012 was adverse development that occurred in the first and second quarters of 2012 primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 88.5 percent and 89.4 percent for the three and nine months ended September 30, 2012, respectively, compared with 86.4 percent and 86.6 percent for the three and nine months ended September 30, 2011, respectively.
Commercial MCR in our Western Region Operations segment was 86.7 percent and 88.9 percent for the three and nine months ended September 30, 2012, respectively, compared with 84.8 percent and 85.4 percent for the three and nine months ended September 30, 2011, respectively. The deterioration of 350 basis points in commercial MCR for the nine months ended September 30, 2012 was primarily due to adverse prior period development that occurred in the first and second quarters of 2012.
The Medicare Advantage MCR in our Western Region Operations segment was 90.1 percent and 90.0 percent for the three and nine months ended September 30, 2012, respectively, compared with 90.7 percent and 90.2 percent for the three and nine months ended September 30, 2011, respectively. The Medicare Advantage MCR improved 60 basis points and 20 basis points for the three and nine months ended September 30, 2012, respectively, primarily due to enrollment growth combined with moderate cost trends.
The Medicaid MCR in our Western Region Operations segment was 91.6 percent and 90.0 percent for the three and nine months ended September 30, 2012, respectively, compared with 86.0 percent and 85.4 percent for the three and nine months ended September 30, 2011, respectively. The increases in the MCR for the three and nine months ended September 30, 2012, respectively were primarily due to higher claims experience in SPD membership. Our SPD members have a higher MCR than our non-SPD members.

G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $218.4 million and $667.9 million for the three and nine months ended September 30, 2012, respectively, compared with $211.4 million and $628.9 million for the three and nine months ended September 30, 2011, respectively. The G&A expense ratio remained flat at 8.5 percent for each of the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.
Selling expense in our Western Region Operations segment was $61.1 million and $181.0 million for the three and nine months ended September 30, 2012, respectively, compared with $57.9 million and $175.8 million for the three and nine months ended September 30, 2011, respectively. The selling costs ratio was 2.4 percent and 2.3 percent for the three and nine months ended September 30, 2012, respectively, compared to 2.3 percent and 2.4 percent for the three and nine months ended September 30, 2011, respectively.
Interest expense in our Western Region Operations segment was $8.0 million and $24.9 million for the three and nine months ended September 30, 2012, respectively, compared with $7.8 million and $23.4 million for the three and nine months ended September 30, 2011, respectively. These increases are primarily due to higher interest rates under our revolving credit facility in the three and nine months ended September 30, 2012 compared to the same periods in 2011.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of September 30, 2012.
For a description of the T-3 contract, see "Overview—How We Measure Our Profitability" and Note 2 to our consolidated financial statements under the heading “T-3 TRICARE Contract.”
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in seven states covering approximately 15,000 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program. On August 15, 2012, our wholly owned subsidiary, MHN Government Services, entered into a new MFLC contract awarded by the Department of Defense. The newly awarded contract is a second-generation contract under the MFLC program. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services was the sole contractor under the original MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the new MFLC contract. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, we anticipate that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. MHN Government Services is currently providing counseling services to military service members and their families under the new MFLC contract as part of a transition-in phase, and simultaneously is transitioning out of the original MFLC contract. Revenues from the original MFLC contract were $65.0 million and $181.2 million for the three and nine months ended September 30, 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Government contracts revenues	$169,811	$175,845	$527,421	$1,221,987
Government contracts costs	148,705	127,707	460,733	1,075,808
Income from continuing operations before income taxes	21,106	48,138	66,688	146,179
Income tax provision	8,372	19,509	26,453	59,239
Income from continuing operations	$12,734	$28,629	$40,235	$86,940
Government Contracts revenues decreased by $6.0 million, or 3.4 percent, for the three months ended September 30, 2012 and decreased by $694.6 million, or 56.8 percent, for the nine months ended September 30, 2012 as compared to the same periods in 2011. Government Contracts costs increased by $21.0 million or 16.4 percent for the three months ended September 30, 2012 and decreased by $615.1 million, or 57.2 percent for the nine months ended September 30, 2012 as compared to the same periods in 2011. Decreases in revenues and increases in costs for the three months ended September 30, 2012 were primarily due to adjustments related to the closeout of our previous TRICARE contract in the North Region. Declines in Government Contracts revenues and costs for the nine months ended September 30, 2012 were primarily due to the impact of replacing our previous TRICARE contract in the North Region with the new T-3 contract. This change replaced a risk-based contract with a cost reimbursement plus fixed fee contract, as a result of which, health care costs and related reimbursements that were included in our consolidated statements of operations under the prior contract were subsequently excluded under the T-3 contract.
Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Health plan services premiums	$—	$13	$—	$2,343
Net investment income	—	—	—	71
Administrative services fees and other income	11	—	11	—
Divested operations and services revenue	12,863	10,976	25,668	34,446
Total revenues	12,874	10,989	25,679	36,860
Health plan services	34	213	174	951
General and administrative	(90)	(12)	(92)	1,706
Selling	—	25	—	197
Depreciation and amortization	—	—	1	12
Interest	—	—	—	185
Divested operations and services expenses	17,587	32,873	59,973	133,558
Adjustment to loss on sale of Northeast health plan subsidiaries	—	315	—	(40,822)
Total expenses	17,531	33,414	60,056	95,787
Loss from continuing operations before income taxes	(4,657)	(22,425)	(34,377)	(58,927)
Income tax benefit	(1,946)	(8,608)	(13,329)	(27,644)
Net loss from continuing operations	$(2,711)	$(13,817)	$(21,048)	$(31,283)
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
Our operating results for the three and nine months ended September 30, 2011 were impacted by a $0.3 million addition and a $40.8 million reduction, respectively, to loss on sale of our Northeast health plan subsidiaries. See Note 3 to our consolidated financial statements for additional information regarding the Northeast Sale.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Costs included in health plan services costs	$—	$(172)	$(5,803)	$(472)
Costs included in government contract costs	3,110	177	6,798	5,056
Costs included in G&A	4,115	4,563	20,656	191,501
Loss from continuing operations before income taxes	(7,225)	(4,568)	(21,651)	(196,085)
Income tax expense (benefit)	832	(1,913)	(4,915)	(27,237)
Net loss from continuing operations	$(8,057)	$(2,655)	$(16,736)	$(168,848)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. Our Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within our reportable segments.
Our operating results in our Corporate/Other segment for the three months ended September 30, 2012 were impacted primarily by $7.2 million in pretax costs related to our G&A cost reduction efforts. Our operating results in our Corporate/Other segment for the nine months ended September 30, 2012 were impacted primarily by $27.5 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior class action settlement.
Our operating results for the three months ended September 30, 2011 were impacted by $4.7 million in pretax costs related to our cost management initiatives, reduced by a $0.2 million benefit from a litigation reserve true-up. Our operating results for the nine months ended September 30, 2011 were impacted by a $181 million pretax charge related to the judgment in the AmCareco litigation and $18.7 million in pretax costs related to our cost management initiatives. See Note 9 to our consolidated financial statements for additional information regarding the AmCareco litigation.
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
Cash and Investments
As of September 30, 2012, the fair value of our investment securities available-for-sale was $1.7 billion, all in current investments. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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

Our investment holdings are currently comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of September 30, 2012, our investment portfolio includes $597.9 million, or 35.8% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of September 30, 2012, our investment portfolio also included $633.5 million, or 37.9% of our portfolio holdings, of obligations of state and other political subdivisions and $414.3 million, or 24.8% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $0.1 million as of September 30, 2012, and $4.8 million as of December 31, 2011. Included in the gross unrealized losses as of December 31, 2011 are $0.3 million related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the three and nine months ended September 30, 2012 or 2011.
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
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $218.6 million as of September 30, 2012 and $198.5 million as of December 31, 2011. The receivable from DHCS related to our California Medicaid business was $126.3 million as of September 30, 2012 and $87.4 million as of December 31, 2011. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $206.6 million and $234.7 million as of September 30, 2012 and December 31, 2011, respectively. The timing of collection of such receivables is impacted by government audit and can extend for periods beyond a year.
Operating Cash Flows
Our net cash flow (used in) provided by operating activities for the nine months ended September 30, 2012 compared to the same period in 2011 is as follows:

	September 30,	September 30,	Change Period over Period
	2012	2011
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(0.8)	$223.2	$(224.0)
The decrease of $224.0 million in operating cash flow is primarily due to the timing of receipts of Medicare payments from CMS.

Investing Activities
Our net cash flow provided by investing activities for the nine months ended September 30, 2012 compared to the same period in 2011 is as follows:

	September 30,	September 30,	Change Period over Period
	2012	2011
	(Dollars in millions)
Net cash provided by investing activities	$146.7	$77.9	$68.8
Net cash provided by investing activities increased by $68.8 million during the nine months ended September 30, 2012 as compared to the same period in 2011. This increase is primarily due to $248.2 million received for the sale of our Medicare PDP business during 2012, partially offset by a $90.2 million decrease in net sales and maturities of available-for-sale securities and $82.1 million received from United for additional consideration related to the Northeast sale during the first nine months of 2011.
 Financing Activities
Our net cash flow used in financing activities for the nine months ended September 30, 2012 compared to the same period in 2011 is as follows:

	September 30,	September 30,	Change Period over Period
	2012	2011
	(Dollars in millions)
Net cash used in financing activities	$(63.5)	$(274.9)	$211.4
Net cash used in financing activities decreased by $211.4 million during the nine months ended September 30, 2012 as compared to the same period in 2011 primarily due to a $244.1 million decrease in stock repurchases, a $74.9 million decrease in customer funds administered and a $40.9 increase in checks outstanding, all partially offset by a net decrease in revolving credit facility borrowings of $157.5 million in 2012.
Capital Structure
Our debt-to-total capital ratio was 24.4 percent as of September 30, 2012 compared with 26.2 percent as of December 31, 2011. This decrease was driven by a decrease in borrowings and an increase in equity resulting from net income during the first nine months of 2012.
Share Repurchases. On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. During the three and nine months ended September 30, 2011, we repurchased 0 shares and 4.9 million shares, respectively, of our common stock for aggregate consideration of approximately $0 and $149.8 million, respectively, under our 2010 stock repurchase program. We completed our 2010 stock repurchase program in April 2011 after repurchasing an aggregate of 10.8 million shares of our common stock at an average price of $27.80 per share for aggregate consideration of $300.0 million.
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. During the three and nine months ended September 30, 2012, we repurchased 1.5 million shares and 2.1 million shares, respectively, of our common stock for aggregate consideration of $36.1 million and $50.0 million, respectively, under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of September 30, 2012 was $350.0 million. For additional information on our 2010 and 2011 stock repurchase programs, see Note 6 to our consolidated financial statements.
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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of September 30, 2012:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	—		$—	$—	—	$76,341,683
February 1—February 29	488,964	(c)	39.28	19,205,186	—	$76,341,683
March 1—March 31	857	(c)	38.59	33,072	—	$400,000,000
April 1—April 30	—		—	—	—	$400,000,000
May 1—May 31	—		—	—	—	$400,000,000
June 1—June 30	561,600		24.75	13,899,362	561,600	$386,100,638
July 1—July 31	1,182,859	(c)	24.88	29,428,383	1,182,400	$356,682,688
August 1—August 31	336,279	(c)	19.95	6,709,955	334,761	$350,000,012
September 1—September 30	1,401	(c)	23.25	32,573	—	$350,000,012
	2,571,960		$26.95	$69,308,531	2,078,761
 ________

(a)
During the nine months ended September 30, 2012, we did not repurchase any shares of our common stock outside our 2011 stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program, pursuant to which a total of $300.0 million of our common stock can be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Our 2011 stock repurchase program does not have an expiration date. During the nine months ended September 30, 2012, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. We utilized proceeds of the initial borrowing on the closing date of this credit facility to refinance our obligations under our previous revolving credit facility. As of September 30, 2012, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $440.6 million (see "—Letters of Credit" below). As of November 2, 2012, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of September 30, 2012, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2012 and as of November 2, 2012, we had outstanding letters of credit of $59.4 million, resulting in a maximum amount available for borrowing of $440.6 million as of September 30, 2012 and $440.6 million as of November 2, 2012. As of September 30, 2012 and November 2, 2012, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2012, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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

Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2012, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At September 30, 2012, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2012, we made no such capital contributions. In addition, Health Net, Inc. made no capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 2, 2012.
Legislation has been or may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.
As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus.
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2011 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarter ended March 31, 2012. During the three months ended September 30, 2012, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Q for the quarter ended March 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and recoverability of long-lived assets and investments, income taxes and the consolidation of variable interest entities. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2012 is discussed below. Our critical accounting policy on goodwill impairment testing is also discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.
Reserves for Claims and Other Settlements
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. Because reserves for claims include various actuarially developed estimates, our actual health care services expenses may be more or less than our previously developed estimates.
We calculate our best estimate of the amount of our IBNR reserves in accordance with GAAP and using standard actuarial developmental methodologies. This method is also known as the chain-ladder or completion factor method. The developmental method estimates reserves for claims based upon the historical lag between the month when services are rendered and the month claims are paid while taking into consideration, among other things, expected medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership. A key component of the developmental method is the completion factor, which is a measure of how complete the claims paid to date are relative to the estimate of the claims for services rendered for a given period. While the completion factors are reliable and robust for older service periods, they are more volatile and less reliable for more recent periods since a large portion of health care claims are not submitted to us until several months after services have been rendered. Accordingly, for the most recent months, the incurred claims are estimated from a trend analysis based on per member per month claims trends developed from the experience in preceding months. This method is applied consistently year over year while assumptions may be adjusted to reflect changes in medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership, among other things.

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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (51.9) million
1%	$ (26.5) million
(1)%	$ 27.6 million
(2)%	$ 56.3 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 25.0 million
1%	$ 12.5 million
(1)%	$ (12.5) million
(2)%	$ (25.0) million

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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations such as our SPD population in California, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. In each of the reporting periods for the three months ended September 30, 2012 and 2011, there were no material reserve developments related to prior years. For the nine months ended September 30, 2012, health care cost was impacted by approximately $33 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. For the nine months ended September 30, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years. There were no material changes to the provision for adverse deviation for the three and nine months ended September 30, 2012 and 2011.
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
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of the dual eligibles pilot program. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2011 and June 30, 2012, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 180% and 115%, respectively.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended September 30, 2012, there were no material changes to the risk factors disclosed in our Form 10-K, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased. As of December 31, 2011, the remaining authorization under the 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our 2011 stock repurchase program as of September 30, 2012 was $350.0 million.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Amendment No. 3 to Master Services Agreement, dated as of August 9, 2012, by and between Cognizant Technology Solutions U.S. Corporation and Health Net, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011, (3) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

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

HEALTH NET, INC. (REGISTRANT)
Date:	November 6, 2012	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 6, 2012	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3 to Master Services Agreement, dated as of August 9, 2012, by and between Cognizant Technology Solutions U.S. Corporation and Health Net, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

**101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011, (3) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2012 and 2011, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and (6) Condensed Notes to Consolidated Financial Statements.

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