Form 10-K
period 2012-12-31
HEALTH NET INC
filed 2013-03-01
CIK 916085

_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-12718
_________________________________
HEALTH NET, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________

Delaware	95-4288333
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
21650 Oxnard Street, Woodland Hills, CA	91367
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (818) 676-6000
 ________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	The New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
 ________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 was $1,976,958,453 (which represents 81,456,879 shares of Common Stock held by such non-affiliates multiplied by $24.27, the closing sales price of such stock on the New York Stock Exchange on June 29, 2012).
The number of shares outstanding of the registrant’s Common Stock as of February 25, 2013 was 79,250,561 (excluding 70,645,233 shares held as treasury stock).
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2012.
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

HEALTH NET, INC.

PART I
Item 1. Business.
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. We provide and administer health benefits to approximately 5.4 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as “Part D”), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Through our subsidiaries, we also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
We were incorporated in 1990. Our current operations are the result of the April 1, 1997 merger transaction (the "FHS Combination") involving Health Systems International, Inc. ("HSI") and Foundation Health Corporation. We changed our name to Health Net, Inc. in November 2000. Prior to the FHS Combination, we were the successor to the business conducted by Health Net of California, Inc., now our HMO subsidiary in California, and HMO and PPO networks operated by QualMed, Inc., which combined with us in 1994 to create HSI.
Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet web site address is www.healthnet.com.
We make available free of charge on or through our Internet web site, www.healthnet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet web site. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Relations by telephone at (818) 676-6000. We have included our Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on our Internet website is not incorporated into this Annual Report on Form 10-K.
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
Segment Information
We currently operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. For additional financial information regarding our reportable segments, see “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Western Region Operations Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans as well as the operations of our health and life insurance companies primarily in Arizona, California, Oregon and Washington, and certain operations of our behavioral health and pharmaceutical services subsidiaries in several states, including Arizona, California and Oregon. As of December 31, 2012, we had approximately 2.6 million risk members in our Western Region Operations segment.
Managed Health Care Operations

We offer a full spectrum of managed health care products and services. Our strategy is to create affordable and tailored customer solutions by (i) seeking to provide product offerings that both anticipate and respond to current and emerging market demands; (ii) pursuing innovative provider relationships that effectively manage the cost of care; and (iii) building alliances with other stakeholders in the health care system to identify and implement changes to help improve the quality and accessibility of the health care system. The pricing of our products is designed to reflect the varying costs of health care based on the benefit alternatives in our products. Our health plans offer members coverage for a wide range of health care services including ambulatory and outpatient physician care, hospital care, pharmacy services, behavioral health and ancillary diagnostic and therapeutic services. Our health plans include a matrix package, which allows employers and members to select their desired coverage from a variety of alternatives. Our principal commercial health care products are as follows:

•
HMO Plans: Our health maintenance organization or HMO plans offer comprehensive benefits generally for a fixed fee or premium that does not vary with the extent or frequency of medical services actually received by the member. We offer HMO plans with differing benefit designs and varying levels of co-payments at different premium rates. These plans are offered generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of our HMO plans, he or she selects a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care services, including making referrals to participating network specialists. In California, participating providers are typically contracted through medical groups and independent physician associations. In those cases, enrollees in HMO plans are generally required to secure specialty professional services from physicians in the group, as long as such services are available from group physicians. A significant majority of our California membership is in HMO plans.

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

In the past several years, the adoption of the ACA (as defined below) and continuing weak economic conditions in the United States and, in particular, California, have driven a renewed interest in the managed care model. The evolving health care landscape, including the changes presented by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) and related state initiatives and regulations, have, among other things, resulted in the emergence of new health care delivery systems with a focus on coordination of care and cost management. See “Government Regulation—Health Care Reform Legislation” for additional information on health care reform and the ACA. In addition, the weak economy has caused customers (both individuals and employer groups) to make health insurance purchasing decisions based on “value versus choice.” We believe that customers are increasingly choosing health plans that offer the best financial value over health plans that offer a broader network at a higher premium. We have developed and are selling products using tailored networks to meet this need. These tailored network products use provider networks that share our commitment to quality health care combined with affordability for our members. These products also incorporate benefit levels that help ensure our members have access to the care they need.
We offer tailored network HMO products throughout our Western Region Operations. These networks can be structured in a variety of ways, including a tiered provider option based on cost and quality, products tailored to targeted populations and networks organized in conjunction with a strategic provider partner. For example, our HMO Silver Network is a network of HMO doctors, specialists and hospitals in ten counties in California. Our Salud Con Health NetSM product line is a suite of affordable plans targeting the Latino community. It is our fastest growing tailored network product in our Western Region Operations. We have developed tailored network products with strategic provider partners in California, Arizona, Oregon and Washington. We have also developed customized products for key employer groups with a large geographic distribution within a particular state. We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS and PPO products. We have contractual relationships with health care providers for the delivery of health care to our enrollees in these products.

In California, we generally utilize a “capitation” fee model. Under a capitation fee model, we pay a provider group a fixed amount per member on a regular basis, usually monthly, and the provider group accepts the risk of the frequency and cost of member utilization of professional services. By incentivizing providers to focus on cost management, members are more likely to receive only those services that they actually need rather than extraneous services that drive up costs without any meaningful corresponding health benefit. See “—Provider Relationships” for additional information about our capitation fee arrangements and see “Item 1A. Risk Factors—If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the challenges we face with providers in the changing health care environment. As of December 31, 2012, approximately 79% of our California commercial membership was enrolled in capitated medical groups. In addition, approximately 67% of our Medicare and 79% of our Medicaid businesses are linked to capitated provider groups.
As of December 31, 2012, with respect to our Western Region Operations segment, 56% of our commercial members were covered by conventional HMO products, 42% were covered by POS and PPO products, and 2% were covered by other related products.
Membership in our tailored network products was approximately 35% of total commercial risk membership as of December 31, 2012, compared with 31% as of December 31, 2011. As of December 31, 2012, approximately 53% of our California commercial capitated membership was enrolled in tailored network products.
The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (defined as employer groups with 2 to 50 employees) and individual members, Medicare Advantage members, and Medicaid members as of December 31, 2012 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	804,510	(a)
Commercial—Small Group & Individual	428,849	(b)
Medicare Advantage	233,751
Medicaid	1,084,322
___________

(a)	Includes 515,805 HMO members, 162,454 POS members, 98,294 PPO members and 27,957 members in other related products.

(b)	Includes 176,366 HMO members, 32,665 POS members, 219,814 PPO members and 4 members in other related products.

As of December 31, 2012, our total membership was comprised of approximately 48% commercial risk, 9% Medicare Advantage and 43% Medicaid. As of December 31, 2012, our commercial risk enrollment was comprised of approximately 65% large group, 28% small group and 7% individual accounts.
The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2012:

Number of Employer Groups	38,297
Largest Employer Group as % of commercial enrollment	9.6%
10 largest Employer Groups as % of commercial enrollment	23.6%
Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management's Discussion and Analysis and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for a discussion on changes in our membership levels during 2012.
Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 140,381 as of December 31, 2012. Our Medicare Advantage membership in Arizona was 43,414 as of December 31, 2012. We did not have any Medicaid members in Arizona as of December 31, 2012.
California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), HNL and Health Net Community Solutions, Inc. (“HNCS”). HN California, our California HMO, and HNCS, our California HMO for state programs, together constitute one of the largest HMOs in California as measured by total membership and have one of the largest provider networks in California. Our commercial membership in California as of December 31, 2012 was 1,009,204, including 424,816 tailored network members. Our Medicare Advantage membership in California as of December 31, 2012 was 144,582. Our Medicaid membership in California as of December 31, 2012 was 1,084,322 members.
Oregon and Washington. Our Oregon and Washington health plan operations are conducted by our subsidiaries, Health Net Health Plan of Oregon, Inc. (“HNOR”) and HNL. Our commercial membership in Oregon was 69,732 including 2,207 tailored network members, as of December 31, 2012. Our commercial membership in Washington was 14,042 as of December 31, 2012. Our Medicare Advantage membership in Oregon and Washington was 45,755 as of December 31, 2012. We did not have any Medicaid members in Oregon or Washington as of December 31, 2012.
Medicare Products
We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Advantage program authorized under Title XVIII of the Social Security Act of 1935, as amended (most recently by the ACA).
On April 1, 2012, our subsidiary HNL sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare stand-alone prescription drug plan ("Medicare PDP") business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark") and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. At the closing of the sale, CVS Caremark paid to us $169.9 million ("PDP Purchase Price") in cash, representing $400 multiplied by 424,820, the number of individuals enrolled as members of a Medicare PDP of HNL as of the closing date. The PDP Purchase Price was subject to adjustment based on pretax cash flow, net asset valuation and prepaid expenses ("the financial adjustment") and enrollee numbers related to our Medicare PDP business, each as set forth in the Asset Purchase Agreement. In June 2012, we received $78.3 million in cash from CVS Caremark, which represented the net financial adjustment to the PDP Purchase Price. We recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, or $114.8 million net of tax, which was reported as gain on sale of discontinued operation, net of tax.
In connection with the transaction, we are not permitted to offer Medicare PDP for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.
In addition, we provide Medicare PDP transition-related services to CVS Caremark in connection with the transaction. We provided the majority of these services through December 31, 2012, and certain transition-related services are being provided in 2013.
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we had no Medicare PDP members.
Medicare Advantage Products
As of December 31, 2012, we were one of the nation's largest Medicare Advantage contractors based on membership of 233,751 members. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care benefits for services normally covered by Medicare, plus a broad range of health care benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based on the geographic area in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any additional benefits in our plans are covered by a monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance.
Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 25,861 members as of December 31, 2012 through either individual Medicare supplement policies or employer group sponsored coverage.
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
CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on certain measures of quality. The Star Ratings are used by CMS to award quality-based payments to Medicare Advantage plans. Beginning with the 2014 Star Rating (calculated in the Fall of 2013), Medicare Advantage plans that achieve a minimum of 4 Stars will receive a quality-based payment in 2015. Quality-based payments related to the 2011, 2012, and 2013 benefit years have been based on a Quality-Based Payment Demonstration. The methodology and measures used in the Star Ratings system are changed annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally.
Medicaid and Related Products
We are one of the ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2012, we had 1,084,322 members enrolled in Medi-Cal (California's Medicaid program) and other California state health programs. To enroll in our Medi-Cal products, an individual must be eligible for Medicaid benefits in accordance with California's regulatory requirements. The State of California's Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. The monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, defined upper payment limits, a members' health status, age, gender, county or region, benefit mix and member eligibility category. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.
Medi-Cal is a public health insurance program that provides health care services for low-income individuals resident in California, and is financed by California and the federal government. As of December 31, 2012, through HNCS, we had Medi-Cal operations in 12 California counties: Fresno, Kern, Kings, Los Angeles, Madera, Orange, Riverside, Sacramento, San Bernardino, San Diego, Stanislaus and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2012, 490,071 of our Medi-Cal members resided in Los Angeles County, representing approximately 52% of our Medi-Cal membership. Approximately 51% of our total California state health programs membership is in Los Angeles county. As part of our recent settlement agreement (the "Agreement") with DHCS, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. The Agreement also provides that the parties will cooperate in good faith to develop an alternative rate dispute resolution process within 90 days of the execution of the Agreement or such later date as the parties agree. As of the date of the filing of this Annual Report on Form 10-K, the parties have not reached an agreement with respect to such an alternative rate dispute resolution process. There can be no assurance that the parties will ultimately reach such an agreement, and if they are unable to do so, future rate disputes will be handled through the process currently in effect. For additional information on the Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership—State-Sponsored Health Plans Rate Settlement Agreement."
On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of seniors and persons with disabilities (“SPD”) (also referred to as the aged, blind and disabled) in managed care programs to help achieve care coordination and better manage chronic conditions. California's mandatory SPD enrollment began in June 2011 and was phased in over a 12 month period. As of December 31, 2012, we had approximately 115,108 total SPD members, of which 87,142 are from the mandated transition of those members to managed care that began in June 2011.
HN California participates in the Children's Health Insurance Program (“CHIP”), which, in California, is known as the Healthy Families program. As of December 31, 2012, there were 141,376 members, including 209 Healthy Kids members, in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums are subsidized by the State of California and, in 2012, ranged from $4 to $24 per child, up to a maximum of $72 for all children in a family enrolled in the Healthy

Families program. California receives two-thirds of the funding for the Healthy Families program from the federal government. On January 1, 2013, the State of California commenced the phased transition of all of its members in the Healthy Families program into Medi-Cal. For additional information on the transition of Healthy Families program members into Medi-Cal, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership.”
California Coordinated Care Initiative
In 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The stated purpose of the CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or “dual eligibles,” as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services. Accordingly, in participating counties, the CCI will establish a voluntary three-year “duals demonstration” program to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS.
The DHCS has selected eight counties to participate in the CCI-Los Angeles, San Diego, Orange, San Bernardino, Riverside, Alameda, San Mateo and Santa Clara. Health plans selected to participate in the CCI in a given county will be required to provide a full range of benefits for medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral and LTSS. On April 4, 2012, DHCS selected us to participate in the CCI for both Los Angeles County and San Diego County. We currently do not provide all of the benefits required for participation in the CCI, including, among others, custodial care in nursing homes and in-home support services. We will need to make arrangements to provide such benefits either directly or by subcontracting with other parties prior to the commencement of the CCI.
Dual eligibles are expected to receive advance notice regarding their enrollment options, which varies by county. As currently proposed, the duals demonstration would continue for a three-year term ending December 31, 2016 and beginning no sooner than September 1, 2013 with initial enrollment occurring on a phased in basis based on birth date. The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the CCI in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the duals demonstration. Dual eligibles who “opt out” will continue to receive Medi-Cal benefits through a managed care health plan under the CCI, but will receive separate fee-for-service Medicare benefits. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined. The initial enrollment period in Los Angeles County will be phased in over 18 months.
The DHCS has selected us and three other health plans for the CCI in San Diego County. Dual eligibles in San Diego County will be able to select to receive benefits from any one of these health plans, or elect an “opt out” option similar to the option in Los Angeles County. If no selection is made, the dual eligibles will be passively enrolled and allocated to one of the health plans. The methodology for this allocation process has yet to be determined. The initial enrollment period in San Diego County will be phased in over 12 months.
Participation in the duals demonstration would require us to enter into a three-way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles. The CCI is subject to the approval of CMS. Prior to CMS' determination on whether to approve the CCI, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, we will likely be required to make certain filings with, and obtain approvals from, the State of California Department of Managed Health Care (the “DMHC”) on an ongoing basis in connection with our participation in the CCI. For example, on October 1, 2012, the DMHC approved certain modifications to the internal organizational structure of our subsidiaries related to our participation in the CCI. For additional conditions and risks associated with our proposed participation in the CCI, see “Item 1A. Risk Factors—We will not be able to participate in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles County or San Diego County unless a number of objectives and conditions are met” and “Item 1A. Risk Factors—If we participate in the California Coordinated Care Initiative in Los Angeles County and/or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons.”

Indemnity Insurance Products
We offer insured PPO, exclusive provider organization ("EPO") and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 49 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision and behavioral health insurance. Our health and life insurance products are provided throughout most of our service areas.
Other Specialty Services and Products
We offer pharmacy benefits, behavioral health, dental and vision products and services (occasionally through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Western Region Operations segment.
Pharmacy Benefit Management
We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2012, HNPS provided integrated PBM services to approximately 2.4 million Health Net members who have pharmacy benefits, including approximately 231,000 of our Medicare members. In addition, for the period beginning April 1, 2012 through December 31, 2012, HNPS provided PBM services to approximately 425,000 PDP members as part of a transition services agreement with Pennsylvania Life Insurance Company, the buyer of our Medicare PDP business in 2012.
HNPS manages these benefits in an effort to achieve the highest quality outcomes at the lowest cost for Health Net members. HNPS contracts with national health care providers, vendors, drug manufacturers and pharmacy distribution networks (directly and indirectly through a third party vendor), oversees pharmacy claims and administration, reviews and evaluates new FDA-approved drugs for safety and efficacy and manages data collection efforts to facilitate our health plans' disease management programs. In addition, HNPS provides affiliated health plans various services including development of benefit designs, cost and trend management, sales and marketing support and management delivery systems. HNPS outsources certain capital and labor-intensive functions of pharmacy benefit management, such as claims processing, mail order services and pharmacy network services.
Behavioral Health
We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, and substance abuse programs on an insured and self-funded basis to groups in various states, and these programs and services are included as a standard part of most of our commercial health plans. MHN's benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. In addition, MHN administers employee assistance programs (“EAPs”) for groups in several states. Through our EAPs, we assess and refer employees of employer groups to a variety of non-medical services and information designed to improve workplace productivity. MHN also holds contracts with the U.S. Department of State (“State Department”) and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas.
MHN's products and services were provided to approximately 4.9 million individuals as of December 31, 2012, with approximately 154,000 individuals under risk-based programs, approximately 1.5 million individuals under self-funded programs and approximately 3.2 million individuals under EAPs, including those who are also covered under other MHN programs. In 2012, MHN's total revenues were $267.4 million. Of that amount, $3.2 million represented revenues from business with MHN affiliates and $264.2 million represented revenues from non-affiliate business. The foregoing excludes results and information related to MHN's administration and monitoring of the non-medical counseling program for the Department of Defense under the DoD sponsored Military Family and Life Counseling (“MFLC”) program formerly Military Family and Life Consultant program, which is reported in our Government Contracts reportable segment. See “—Government Contracts Segment—Other Department of Defense Contracts.”
Dental and Vision
We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2012 our current and prospective group plan members in Arizona and California had the option to elect private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed

Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP affiliated companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees. Vision Service Plan serves as the underwriter and administrator for the vision services we provide to our Medi-Cal and Healthy Families vision program enrollees in California.
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
Our Government Contracts segment also includes other health care, mental health and behavioral health government contracts that we administer for the Department of Defense, the U.S. Department of Veterans Affairs and certain other state and federal government entities. Certain components of these contracts are subcontracted to unrelated third parties.
Under government-funded health programs, the government payor typically determines beneficiary fees and provider reimbursement levels. Contracts under these programs are generally subject to frequent change, including changes that may reduce or increase the number of persons enrolled or eligible, or the revenue received by us for our administrative services. The amount of government receivables set forth in our consolidated financial statements represents our best estimate of the government's liability to us under TRICARE and other government contracts. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
 TRICARE
Our wholly owned subsidiary, Health Net Federal Services, LLC (“HNFS”), administers the T-3 contract with the Department of Defense under the TRICARE program in the North Region. We have been serving the Department of Defense since 1988 under the TRICARE program and its predecessor programs. We believe we have established a solid history of operating performance under our contracts with the Department of Defense. We believe there will be further opportunities to serve the Department of Defense and other governmental organizations, such as the Department of Veterans Affairs, in the future.
We began providing services under the T-3 contract on April 1, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers a small portion of each of Iowa and Missouri. The Fort Campbell area of Kentucky and Tennessee was originally part of our T-3 North Region contract for the period during which the T-3 contract for the TRICARE South Region had not yet been awarded. In connection with the subsequent award of the T-3 contract for the TRICARE South Region, responsibility for the delivery of services for the Fort Campbell area was realigned from the TRICARE North Region to the TRICARE South Region. As a result, effective April 1, 2012 we were no longer be responsible for servicing the approximately 116,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract.
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
Under TRICARE Prime, enrollees pay an enrollment fee (which is zero for active duty participants and their dependents) and select a primary care physician from a designated provider panel. The primary care physicians are responsible for making referrals to specialists and hospitals. Except for active duty family members, who have no co-

payment charges, TRICARE Prime enrollees pay co-payments each time they receive medical services from a civilian provider. TRICARE Prime enrollees may opt, on a case-by-case basis, for a point-of-service option in which they are allowed to self-refer but incur a deductible and a co-payment.
Under TRICARE Extra, eligible beneficiaries may utilize a TRICARE network provider but incur a deductible and co-payment which is greater than the TRICARE Prime co-payment. Under TRICARE Standard, eligible beneficiaries may utilize a TRICARE authorized provider who is not a network provider but pay a higher co-payment than under TRICARE Prime or TRICARE Extra.
The T-3 contract has five one-year option periods, however, the Department of Defense exercised option period 2 (without exercising option period 1), due to the delay of approximately one year in the government's initial award of the T-3 contract for the North Region. Accordingly, option period 2 commenced on April 1, 2011. On March 22, 2012, the DoD exercised option period 3, which commenced on April 1, 2012. The Department of Defense has notified us of its intent to exercise option period 4, which would extend our T-3 contract through March 31, 2014. If all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015. The T-3 contract services are structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
For additional information regarding our previous TRICARE contract for the North Region and the T-3 contract for the North Region, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
Other Department of Defense Contracts
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, entered into a new MFLC contract to implement, administer and monitor the non-medical counseling MFLC program. The newly awarded contract awarded by the Department of Defense is a second-generation contract under the MFLC program. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services was the sole contractor under the original MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the new MFLC contract. For the year ended December 31, 2012, revenues from the MFLC contracts were $221.3 million. For additional information on the risks associated with our MFLC contract, see “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
 Veterans Affairs
During 2012, HNFS administered nine contracts with the Department of Veterans Affairs to manage community-based outpatient clinics in seven states. HNFS also administered or supported one other contract with the Department of Veterans Affairs for 154 Veterans Affairs medical centers for claims, recovery and audit services. Total revenues for our Veterans Affairs business were approximately $22.8 million for the year ended December 31, 2012. These revenues are derived from service fees received and have no insurance risk associated with them.
Divested Operations and Services Segment
Prior to the first quarter of 2012, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to UnitedHealth Group and its affiliates in connection with the Northeast Sale, which was completed on December 11, 2009. For information about the Northeast Sale, see Note 3 to our consolidated financial statements included as part of this Annual Report on Form 10-K (our "consolidated financial statements").
Following the execution of the Asset Purchase Agreement to sell our Medicare PDP business in the first quarter of 2012, we reviewed our reportable segments. As a result of this review, beginning in the first quarter of 2012, our Divested Operations and Services segment, formerly called the “Northeast Operations” segment, also includes the transition-related services provided in connection with the sale of our Medicare PDP business, which was completed on April 1, 2012. Accordingly, all services provided in connection with divested businesses are now reported as part of our Divested Operations and Services reportable segment. For information about the review of our reportable segments, see Note 14 to our consolidated financial statements. For information about the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements. In connection with the sale of our Medicare PDP business, we provide

Medicare PDP transition-related services to CVS Caremark. We provided the majority of these services prior to December 31, 2012, and certain transition-related services are being provided in 2013.
Provider Relationships
The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2012. We have a number of physicians who are contracted providers for both HMOs and PPOs in our Western Region Operations, as follows:

Primary Care Physicians (includes both HMO and PPO physicians)	28,250
Specialist Physicians (includes both HMO and PPO physicians)	104,830
Total	133,080
Under our California HMO and POS plans, all members are required to select a PPG and generally also a primary care physician from within the PPG. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director as required under the terms of our various plans and PPG contracts) to specialists and hospitals. Additionally, our tailored network products utilize a network that is smaller than our broader HMO network but contains a comprehensive array of physicians, specialists, hospitals and ancillary providers. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.
PPG and physician contracts are generally for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly capitation fee for every member assigned to it. The capitation fee represents payment in full for all medical and ancillary services specified in the provider agreements. For these capitation fee arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims.
In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.
HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. As of December 31, 2012, HNFS had 180,142 physicians, 3,496 facilities and 16,537 ancillary providers in its TRICARE network.
Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 50,908 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,427 facilities.
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
See “Item 1A. Risk Factors—If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the risks associated with our provider relationships.
 Additional Information Concerning Our Business
Competition
We operate in a highly competitive environment in an industry currently subject to significant changes from business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal health care reform legislation described below in “—Government Regulation”. Our competitors include managed health care companies, insurance companies, HMOs, third party administrators, self funded groups and provider owned plans. Our health plans face substantial competition from both for-profit and nonprofit health plans that offer HMO, PPO, self-funded and traditional indemnity insurance products (including self-insured employers and union trust funds). We also face substantial competition from both for-profit and nonprofit health plans, as well as other non-health plan companies with respect to our contracts with the federal government, including our T-3 and MFLC contracts, which are subject to periodic re-competition. Some of our competitors have substantially larger enrollments and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.
Our primary competitors in California are Kaiser Permanente, Anthem Blue Cross of California, Blue Shield of California and UnitedHealth Group, Inc. Together, these four plans and Health Net account for a majority of the insured market in California. Based on the number of enrollees, Kaiser is the largest managed health care company in California and Anthem Blue Cross of California is the largest PPO provider in California. There are also a number of small, regional health plans that compete with Health Net in California, mainly in the small business group market segment. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California. While CIGNA's commercial full-risk market share is not as significant as that of our primary competitors in California, we believe that it remains in California primarily to serve its national, self-funded accounts with employees in California. CIGNA is one of our primary competitors in the large group market and Aetna is a competitor in both the small and large group markets.
In Arizona, our primary competitors are Blue Cross Blue Shield of Arizona and UnitedHealth Group, Inc. We also compete with Aetna, Inc., CIGNA Corp., Assurant Health and Humana Inc. Our Oregon health plan competes primarily with Providence Health & Services, Regence Blue Cross Blue Shield of Oregon, Kaiser Permanente, PacificSource Health Plans, ODS Health Plans, Inc., Lifewise Health Plan of Oregon and UnitedHealth Group, Inc.
With respect to our T-3 contract for the TRICARE North Region and MFLC contracts, our primary competitors in the bidding process include Humana, United HealthGroup, Inc., Aetna, Inc., Magellan Health Services, ValueOptions, Inc. and TriWest Healthcare Alliance, among others.
If we fail to compete effectively to maintain or increase our market share, our results of operations, financial condition and cash flows could be materially adversely affected. For additional information on competitive conditions in our business, see “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
Marketing and Sales
We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our small group business, members are enrolled in the plan chosen by the employer. In general, once selected by a large employer group, we solicit enrollees from the employee base directly. During “open enrollment” periods when employees are permitted to change health care programs, we use a variety of techniques to attract new enrollees and retain existing members, which at times include, without limitation, direct mail, work day and health fair presentations and telemarketing. Similar methods are used by our Medicare business to market to eligible individuals. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs. In 2013–14, several states in which we operate, including California, will begin to implement the health insurance exchanges created by the ACA. For additional detail on these exchanges and the other requirements of the ACA, as well as certain associated risks, see “—Government Regulation—Health Care Reform Legislation” and “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” The establishment of the exchanges under the ACA will create a new competitive insurance marketplace for individuals and small businesses, and will open new distribution channels to these potential customers. As state and federal agencies promulgate final rules and regulations for the exchanges and reduce the uncertainty surrounding their ultimate operation, we intend to refine and enhance our exchange related marketing strategies.
Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including employer group needs and anticipated health care utilization rates as forecast by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting. For example, California law limits experience rating of small group accounts (taking the group's past health care utilization and costs into consideration) and requires detailed rate filings for individual and family plans and small employer plans. See “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our health care costs, it could have a material adverse effect on our business, financial condition or results of operations” for additional information on regulations and legislation impacting our premium setting. Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also affect premiums. For example, in California and elsewhere, mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers. In addition, health plans offering policies on the ACA's exchanges will be required to offer “essential health benefits” as defined under the legislation.
In some of our markets we sell individual policies, which are generally sold through independent brokers and agents. For policies that become effective on or after January 1, 2014, the ACA will eliminate medical underwriting for medical insurance coverage decisions, including with respect to preexisting conditions (known as “guaranteed issue”). For additional detail on these and other requirements of the ACA, as well as certain associated risks, see “—Government Regulation—Health Care Reform Legislation” and “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Prior to the implementation of these ACA requirements, in some states (including California) and for certain products, carriers currently are allowed to individually underwrite individual policies (i.e. select applicants to whom coverage will be provided and others who are denied), except with respect to persons under age 19. In other states, there may be a requirement of guaranteed issue with respect to certain lines of business that restricts the carrier's discretion to provide coverage. In guaranteed issue states, exclusions for preexisting conditions are generally permitted. In California, current law and regulations allow carriers to individually underwrite policies sold to individuals and families (except as noted above) as well as large groups, but small group policies may not be underwritten. The completion of customary underwriting procedures may be a prerequisite to the carrier's exercise of any cancellation or rescission right with respect to an issued policy, and the public interest in this practice has caused and may continue to cause additional legislation, regulation and the development of case law which may further restrict carriers in this regard. As we begin to implement the provisions of the ACA, including, among others, the guaranteed issue requirement, we will need to modify our underwriting criteria and procedures in accordance with the requirements of the legislation.
Information Technology
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems that support our various lines of business and we develop new systems as needed to keep pace with continuing changes in technology and to support our operational needs, including potential business expansions. These systems require the ongoing commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs, evolving industry and regulatory standards, compliance with legal requirements (such as ICD-10 (as defined below) and changing customer preferences. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems, and we are considering expanding our outsourced information technology arrangements. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
In 2012, we continued our multi-year effort to consolidate systems across the enterprise, improve enterprise data analytics, strengthen our information security posture and consolidate service centers and associated staff. In addition, we focused on implementing regulatory and legal compliance requirements in 2012 and will continue these efforts in 2013. The Department of Health and Human Services mandated standards in the electronic transmission of health care transactions, including claims, remittance, eligibility, claims status requests and related responses, and privacy and security standards, known as HIPAA 5010. Compliance with the HIPAA 5010 electronic data transaction standards was required in 2012. We have implemented the HIPAA 5010 requirements to be able to exchange 5010 formats with our trading partners. Furthermore, CMS has adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized in claims processing. The new ICD-10 coding set is currently required to be implemented by October, 2014. We will be required to incur significant additional expenses to implement and support the new ICD-10 coding set. In addition, our implementation and support of the requirements of the ACA will require the expenditure of significant resources.
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
Medical Management
We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We believe that this authorization process reduces inappropriate use of medical resources and achieves efficiencies in referring cases to the most appropriate providers. We provide care management and case management to our members and also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practices in the medical profession.
Accreditation
We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other health care organizations. HMOs that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The Medicare line of business of our California HMO has received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California's commercial HMO/POS, HNL's PPO and our Arizona HMO's commercial lines of business received NCQA accreditation with a score of “commendable.” Our MHN subsidiary has received URAC accreditation.
Government Regulation
Our business is subject to comprehensive federal regulation and state regulation in the jurisdictions in which we do business. These laws and regulations govern how we conduct our businesses and result in additional requirements, restrictions and costs to us. Certain of these laws and regulations are discussed below.
New laws and regulations, or changes in the interpretation of existing laws and regulations, including as a result of changes in the political climate, could have an adverse effect on us. In the event we fail to comply with, or fail to respond quickly and appropriately to changes in, applicable law and regulations, our business, results of operations, financial condition and cash flows could be materially and adversely affected. For additional information, see “Item 1A. Risk Factors—Our businesses are subject to laws and significant rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses” and “Item 1A. Risk Factors— Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.”
Health Care Reform Legislation
During the first quarter of 2010, President Obama signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things will impose a significant non-deductible tax (technically taking the form of a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, regulations relating to the health insurer fee have not yet been issued by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements unclear. If we are not able to incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. In addition, some of our competitors may have greater economies of scale, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible, it will generally represent a higher percentage of our profits, and therefore could impact us to a greater degree than these larger competitors. Moreover, some of our competitors, including, among others, government entities, certain non profits insurers and self funded plans, may not be required to pay the health insurer fee or may be required to pay only one-half the rate we will be required to pay, which may have an adverse effect on our ability to compete effectively. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.
In addition, the ACA requires the establishment of state-based or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington, among others, have passed legislation that will make coverage by health plans on their respective exchanges effective in 2014. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator. In some cases, the factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change, which could result in the exclusion of some carriers from the exchanges. In addition, states and the federal government are continuing to finalize other rules and regulations related to the actual operation of the exchanges, including, without limitation, with respect to state and federal rate review for plans offered on the exchanges, federal subsidies for premiums, cost-sharing reductions, mandated state "essential health benefits", the operation of reinsurance, risk corridors and risk adjustment mechanisms and the ability of participating insurers to continue to offer coverage to individuals and small group employers outside the exchanges. We have submitted bids to participate in certain exchanges, and intend to submit future bids in certain eligible counties, but due in part to the uncertainty and complexity of the regulatory environment surrounding the implementation of the exchanges, including, among other things, with respect to the required level of essential health benefits that must be provided by participants in the exchanges, there is no assurance that our bids or any participation in exchanges will be successful. The developing regulatory structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes will require us to modify our strategies and operations in response. For example, we will need to adjust our product offerings and marketing and sales practices, including through the development of new tools, to adapt to the new direct-to-consumer distribution channels that will be introduced in the exchanges. In response to these changes in the health care market, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. See “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional discussion on the risks related to the changing competitive landscape. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive landscape, our financial condition and results of operations may be adversely affected.
The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. Effectively adapting to these risk adjustment provisions may require us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. In addition, the risk adjustment mechanism relies on encounter data to define a health plan's average actuarial risk. The process of collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be materially adversely affected.
Other provisions of the ACA include, among other things:

•
provide funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain market segments;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”));

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some market segments;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue”;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers;

•	increasing fees on pharmaceutical manufacturers;

•	creating a transitional “risk corridor” program to help protect against rate-setting uncertainty in the initial years of the exchanges; and

•	requiring contributions for a transitional reinsurance program.
Implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. In addition to the health insurer fee, the establishment of the exchanges and the risk adjustment provisions described above, some other potentially significant provisions of the ACA will not become effective until 2014 or later, including, but not limited to, the excise tax on high premium insurance policies, increased taxes on medical device manufacturers, increased fees on pharmaceutical manufacturers, the guaranteed issue requirement and the individual mandate. However, some of these provisions will have an earlier impact on our operations, including in connection with the setting of our premium rates as discussed above.
Various aspects of the ACA will transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA will require premium rate review in certain market segments and will require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, as part of the rate review process, certain insurers may be excluded from participating in the exchanges if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. As noted above with respect to the health insurer fee, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, it is not yet clear how state regulators will respond to rate filings that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected. See “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” for further information on how these increased costs and our related ability to increase premium prices could affect our profitability.
We also face additional competition as new competitors enter the marketplace and existing competitors seize on opportunities to expand their business as a result of the ACA, including as discussed above with respect to the exchanges. For example, among other things, ACA provisions related to accountable care organizations, or “ACOs”, which are intended to create incentives for health care participants to work together to treat an individual across different care settings, may create opportunities for provider organizations to compete with us by assuming care management and other administrative responsibilities as part of a more integrated delivery system. However, there remains considerable uncertainty about the impact of the ACA on the health insurance market as a whole and what actions our competitors or potential competitors could take in response to the legislation. For additional information, see “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”

There are numerous steps required to implement the ACA, and clarifying regulations and other guidance are expected over several years. Additional guidance and regulations on certain provisions of the ACA have been issued, including proposed rules, but we are still awaiting further final guidance or regulations on a number of key provisions. These provisions include certain aspects of the calculation of the health insurer fee as noted above, the risk adjustment, risk corridor and reinsurance programs, the limitation on deductibility of executive compensation and market reforms such as guaranteed availability, ratings reform and essential health benefits, among others. The final regulations relating to the Medicare Shared Savings program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined. Moreover, though the federal government has in certain instances issued final regulations, including, for example, with respect to the exchanges, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the ACA have been definitively determined. Because of the magnitude, scope and complexity of the ACA, we also need to dedicate substantial resources and incur material expenses to implement the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court's June 2012 decision in NFIB v. Sebelius and the November 2012 presidential and congressional elections. In Sebelius, the Supreme Court upheld the ACA's individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Although many states, such as California, may continue to consider extending coverage to the uninsured through Medicaid expansions, the Supreme Court's decision to overturn the part of the ACA that conditions ongoing funding for Medicaid on participation by states in the Medicaid expansion may cause some states, such as Arizona, to choose not to expand Medicaid coverage as required in the initial legislation. Further, there is uncertainty as to how the Supreme Court's decision will be interpreted at the federal and state levels, which has created greater uncertainty with regard to which states will choose to accept the Medicaid expansion and the future size and scope of state Medicaid programs. Medicaid expansion in California has not been formally addressed, but is generally expected to be approved in connection with the state budget process in 2013.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. Finally, though legislative repeal of the ACA is unlikely following the 2012 presidential and congressional elections, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA, such as with respect to certain subsidies available to low-income individuals, and may attempt to amend or withhold the funding necessary to implement the ACA. Any such amendment or withholding of ACA funding, extended delays in the issuance of clarifying regulations and other guidance or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while recently proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDOI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDOI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California, Oregon and Washington will negotiate the price of coverage sold on these exchanges. These kinds of state regulations and legislation could limit or delay our ability to increase premiums even where actuarially supported and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. For additional information, see “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” and “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
Further, the interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases, and we will be required to operate under and comply with the various laws of each of the states in which we operate. States may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. In the case of the ACA exchanges, we will be required to operate under and comply with the regulatory authority of the federal government in addition to the regimes of each of the states that establish and administer their own exchanges. For example, while California, Oregon and Washington have passed legislation establishing their own state-run exchanges, Arizona has declared that it will not create a state-run exchange and instead will rely on a federally facilitated exchange. If we do not successfully implement the various state law requirements of the ACA, including with respect to the exchanges, our financial condition and results of operations may be adversely affected.
Due to the unsettled nature of the ACA, its complexity, and the numerous steps required to implement it, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition and results of operations.
Other Federal Laws and Regulation
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
See “—Medicare Products” for more information on our Medicare business and see “Item 1A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for a description of certain regulatory risks associated with our Medicare business.
Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California) and CHIP (known as the Healthy Families program in California). Our Medi-Cal program is regulated and administered by the DHCS and the Healthy Families program is regulated by the Managed Risk Medical Insurance Board. Federal funding remains critical to the viability of these programs, particularly in light of California's recent history of state budget deficits. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by California with respect to these programs. Medicaid and CHIP are administered at the federal level by CMS.
In October 2011, CMS approved certain elements of California's 2011–12 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. Following a series of legal challenges to AB 97 that enjoined its implementation, the cuts have again been reflected in the California 2013–14 budget proposal announced in January 2013. While the implementation of AB 97 remains subject to appeal in the Ninth U.S. Circuit Court of Appeals, and the budget proposal is subject to change prior to its approval by the California legislature, if the cuts are implemented as currently proposed, they would be applied as of April 1, 2013. If such rate cuts are implemented retrospectively to payments already negotiated and/or received from the government, it could adversely affect our revenues and financial results. This risk may be amplified as our Medi-Cal membership may increase through, among other things, the expected Medicaid expansion in California. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Therefore, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate whether there will be reductions in premiums and/or related health care cost recoveries nor can we estimate the range of any such reductions that may result in connection with AB 97. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
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
HIPAA and the implementing regulations that have been adopted in connection with it impose obligations for group health plans and issuers of health insurance coverage (such as health insurers and health maintenance organizations) relating to the privacy and security of protected health information including electronically transmitted protected health information (collectively, “PHI”). The regulations, which relate to the privacy and security of PHI, require health plans, health care clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI,

•	enter into specific written agreements with business associates to whom PHI is disclosed, and

•	notify individuals and regulatory authorities if PHI is compromised.
The regulations also establish significant criminal penalties and civil sanctions for non-compliance. Recent developments in this area include the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was initially passed in 2009 and implemented on a rolling basis through subsequent rulemaking, the latest series of which was issued on January 17, 2013 by the Office of Civil Rights (“OCR”) of HHS. The HITECH Act expands the HIPAA rules for security and privacy safeguards, including enhanced enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for non-compliance. See “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information about the risks related to privacy and security breaches.
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
ERISA. Many employee benefit plans are governed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Employment-sponsored health coverage generally is such an employee benefit plan. ERISA is administered and regulated, in large part, by the U.S. Department of Labor. ERISA contains disclosure requirements for documents that define benefits and coverage, among other requirements. ERISA also provides that, in certain instances, federal law will preempt state law in the regulation and governance of certain benefit plans and employer groups, including the availability of legal remedies under state law. Regulations established by the U.S. Department of Labor provide additional rules for claims payment and member appeals under health care plans governed by ERISA.
Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, because of our activities to support our MFLC contract and certain outsourcing arrangements we have with third party vendors, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts. See “—Government Contracts Segment—Other Department of Defense Contracts” for additional information on our MFLC contract and “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” for additional information on our outsourcing activities.

State Laws and Regulations
Our Western Region Operations HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

Company	Regulatory Agency
Arizona HMO	Arizona Department of Insurance

California HMO	California Department of Managed Health Care.

Health Net Community Solutions	California Department of Health Care Services (Medi-Cal) and the Managed Risk Medical Insurance Board (Healthy Families)

Oregon HMO	Oregon Department of Consumer and Business Services

Health Net Life Insurance Company (Arizona and California PPO)	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

MHN	California Department of Managed Health Care
Insurance and HMO laws impose a number of financial requirements and restrictions on our regulated subsidiaries, which vary from state to state. They generally include certain minimum capital and deposit and/or reserve requirements, restrictions on dividends and other distributions to the parent corporations and affiliated corporations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.” These financial requirements are subject to change, which may require us to commit additional capital to certain regulated subsidiaries or may limit our ability to move capital through dividends and other distributions.
While there are state-by-state variations, HMO regulation generally is extremely comprehensive. Among the areas regulated by these HMO regulatory agencies are:

•	Adequacy of financial resources, network of health care providers and administrative operations;

•	Sales and enrollment requirements, disclosure documents and notice requirements;

•	Product offerings, including the scope of mandatory benefits and required offerings of benefits that are optional coverages;

•	Procedures for member grievance resolution and medical necessity determinations;

•	Accessibility of providers, handling of provider claims (including out-of-network claims) and adherence to timely and accurate payment and appeal rules;

•	Linguistic and cultural accessibility standards, governance requirements and reporting requirements; and

•	Implementation of some provisions of the ACA.
PPO regulation also varies by state, and while these regulations generally cover all or most of the subject areas referred to above, the regulation of PPO products and carriers tends to be less intensive than regulation of HMOs.
Variations in state regulation also arise in connection with the intensity of government oversight. Variations include: the need to file or have affirmatively approved certain proposals before use or implementation by the health plan; the degree of review and comment by the regulatory agency; the amount and type of reporting by the health plan to the regulatory agency; the extent and frequency of audit or other examination; and the authority and extent of investigative activity, enforcement action, corrective action authority, and penalties and fines. In addition, as discussed in further detail above under the heading "—Health Care Reform Legislation," the ACA requires the establishment of health insurance exchanges that will act as markets for the purchase of subsidized health insurance. States were given the option of establishing these exchanges on their own or allowing the federal government to fully or partially operate the exchange. California, Washington and Oregon have each chosen to operate their own exchanges while Arizona has elected the establishment of a federally-facilitated exchange. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator. In some cases, the factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change, which could result in the exclusion of some carriers from the exchanges. Our regulated subsidiaries are also subject to legal restrictions on our ability to price some of our products. Some products may be subject to regulatory approval of premium levels. Generally, insurance and HMO laws require premiums to be established at amounts reasonably related to our costs.
State regulations also may be more stringent than federal regulations that are applicable to us, and various health insurance reform proposals are emerging at the state level, including proposals and regulations that implement portions of the ACA. For additional information, see “—Government Regulation—Health Care Reform Legislation.”
Intellectual Property
We have registered and maintain various trademarks that we use in our businesses, including marks and names incorporating the “Health Net” phrase, and from time to time we apply for additional registrations of such marks. We utilize these and other marks and names in connection with the marketing and identification of products and services. We believe such marks and names are valuable and material to our marketing efforts.
Employees
As of December 31, 2012, Health Net, Inc. and its subsidiaries employed 7,286 persons on a full-time basis and 92 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.
 Dependence Upon Customers
The federal government is the primary customer of our Government Contracts segment, with premiums and fees accounting for approximately 96% of our Government Contracts revenue and 6% of our total revenues in 2012. Premiums and fees from the federal government in connection with our TRICARE North Region contract accounted for 61%, 78% and 91% of our Government Contracts revenue in 2012, 2011 and 2010, respectively, and 4%, 10% and 23% of total revenues in 2012, 2011 and 2010, respectively. In addition, the federal government and the state of California are significant customers of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals and our contracts with California state agencies for federally-subsidized Medicaid and CHIP programs. Medicare premiums accounted for 27%, 25% and 27% of our Western Region Operations segment revenues in 2012, 2011 and 2010, respectively, and 25%, 21% and 19% of our total revenues in 2012, 2011 and 2010, respectively. Medicaid premiums, including CHIP, accounted for 19%, 15% and 13% of our Western Region Operations segment revenues in 2012, 2011 and 2010, respectively, and 17%, 13% and 9% of our total revenues in 2012, 2011 and 2010, respectively. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
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
Rights will attach to all Common Stock certificates representing shares outstanding and no separate certificates evidencing the Rights will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock upon the earliest of (i) 10 days following the public announcement of any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding Common Stock, (ii) 10 business days following the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Common Stock or (iii) 10 business days following the determination by our Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of the Common Stock shall not be deemed to be Acquiring Persons.
The Rights will first become exercisable on the Distribution Date and will expire at the close of business on July 31, 2016 unless such date is extended or the Rights are earlier redeemed or exchanged by us as described below.
Subject to certain exceptions contained in the Rights Agreement, in the event that any person shall become an Acquiring Person or be declared to be an Adverse Person, then the Rights will “flip-in” and entitle each holder of a Right, other than any Acquiring Person or Adverse Person and such person's affiliates and associates, to purchase, upon exercise at the then-current exercise price of such Right, that number of shares of Common Stock having a market value of two times such exercise price.
In addition, and subject to certain exceptions contained in the Rights Agreement, in the event that we are acquired in a merger or other business combination in which the Common Stock does not remain outstanding or is changed or 50% of the assets, cash flow or earning power of the Company is sold or otherwise transferred to any other person, the Rights will “flip-over” and entitle each holder of a Right, other than an Acquiring Person or an Adverse Person and such person's affiliates and associates, to purchase, upon exercise at the then current exercise price of such Right, such number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times such exercise price.
We may redeem the Rights at a price of $0.01 per Right at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding Common Stock and (ii) the date the Rights expire. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person's affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.
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
Item 1A. Risk Factors
Cautionary Statements
The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those expressed in, or implied or projected by the forward-looking information and statements due to, among other things, health care reform and other increased government participation in and regulation of health benefits and managed care operations, including the ultimate impact of the ACA (as defined below), which could materially adversely affect our financial condition, results of operations and cash flows through, among other things, reduced revenues, new taxes, expanded liability, and increased costs (including medical, administrative, technology or other costs), or require changes to the ways in which we do business; rising health care costs; continued slow economic growth or a further decline in the economy; negative prior period claims reserve developments; trends in medical care ratios; membership declines; unexpected utilization patterns or unexpectedly severe or widespread illnesses; rate cuts and other risks and uncertainties affecting our Medicare or Medicaid businesses; our ability to successfully participate in the duals demonstrations; litigation costs; regulatory issues with federal and state agencies including, but not limited to, the California Department of Managed Health Care, the Centers for Medicare & Medicaid Services, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance; operational issues; failure to effectively oversee our third-party vendors; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; liabilities incurred in connection with our divested operations; impairment of our goodwill or other intangible assets; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions. Additional factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the risks set forth below, and the other risks discussed in our other filings with the SEC.
Any or all forward-looking statements in this Annual Report on Form 10-K and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed below will be important in determining future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as information contained in press releases, presentations to securities analysts or investors or other communications by us. You should not place undue reliance on any forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date thereof and are subject to changes in circumstances and a number of risks and uncertainties. Except as may be required by law, we do not undertake to address or update forward-looking statements.

Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.
During the first quarter of 2010, President Obama signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things will impose a significant non-deductible tax (technically taking the form of a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, regulations relating to the health insurer fee have not yet been issued by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements unclear. If we are not able to incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. In addition, some of our competitors may have greater economies of scale, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible, it will generally represent a higher percentage of our profits, and therefore could impact us to a greater degree than these larger competitors. Moreover, some of our competitors, including, among others, government entities, certain non profits insurers and self funded plans, may not be required to pay the health insurer fee or may be required to pay only one-half the rate we will be required to pay, which may have an adverse effect on our ability to compete effectively. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.
In addition, the ACA requires the establishment of state-based or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington, among others, have passed legislation that will make coverage by health plans on their respective exchanges effective in 2014. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator. In some cases, the factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change, which could result in the exclusion of some carriers from the exchanges. In addition, states and the federal government are continuing to finalize other rules and regulations related to the actual operation of the exchanges, including, without limitation, with respect to state and federal rate review for plans offered on the exchanges, federal subsidies for premiums, cost-sharing reductions, mandated state "essential health benefits", the operation of reinsurance, risk corridors and risk adjustment mechanisms and the ability of participating insurers to continue to offer coverage to individuals and small group employers outside the exchanges. We have submitted bids to participate in certain exchanges, and intend to submit future bids in certain eligible counties, but due in part to the uncertainty and complexity of the regulatory environment surrounding the implementation of the exchanges, including, among other things, with respect to the required level of essential health benefits that must be provided by participants in the exchanges, there is no assurance that our bids or any participation in exchanges will be successful. The developing regulatory structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes will require us to modify our strategies and operations in response. For example, we will need to adjust our product offerings and marketing and sales practices, including through the development of new tools, to adapt to the new direct-to-consumer distribution channels that will be introduced in the exchanges. In response to these changes in the health care market, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional discussion on the risks related to the changing competitive landscape. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive landscape, our financial condition and results of operations may be adversely affected.
The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. Effectively adapting to these risk adjustment provisions may require us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. In addition, the risk adjustment mechanism relies on encounter data to define a health plan's average actuarial risk. The process of collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be materially adversely affected.
For a further discussion regarding the ACA and related legislation, including a description of certain of its key provisions and the proposed timetable for their implementation, see “Item 1. Business—Government Regulation—Health Care Reform Legislation”.
Various aspects of the ACA will transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA will require premium rate review in certain market segments and will require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, as part of the rate review process, certain insurers may be excluded from participating in the exchanges if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. As noted above with respect to the health insurer fee, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, it is not yet clear how state regulators will respond to rate filings that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected. See “—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” for further information on how these increased costs and our related ability to increase premium prices could affect our profitability.

We also face additional competition as new competitors enter the marketplace and existing competitors seize on opportunities to expand their business as a result of the ACA, including as discussed above with respect to the exchanges. For example, among other things, ACA provisions related to accountable care organizations, or “ACOs”, which are intended to create incentives for health care participants to work together to treat an individual across different care settings, may create opportunities for provider organizations to compete with us by assuming care management and other administrative responsibilities as part of a more integrated delivery system. However, there remains considerable uncertainty about the impact of the ACA on the health insurance market as a whole and what actions our competitors or potential competitors could take in response to the legislation. For additional information, see “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
There are numerous steps required to implement the ACA, and clarifying regulations and other guidance are expected over several years. Additional guidance and regulations on certain provisions of the ACA have been issued, including proposed rules, but we are still awaiting further final guidance or regulations on a number of key provisions. These provisions include certain aspects of the calculation of the health insurer fee as noted above, the risk adjustment, risk corridor and reinsurance programs, the limitation on deductibility of executive compensation and market reforms such as guaranteed availability, ratings reform and essential health benefits, among others. The final regulations relating to the Medicare Shared Savings program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined. Moreover, though the federal government has in certain instances issued final regulations, including, for example, with respect to the exchanges, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the ACA have been definitively determined. Because of the magnitude, scope and complexity of the ACA, we also need to dedicate substantial resources and incur material expenses to implement the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court's June 2012 decision in NFIB v. Sebelius and the November 2012 presidential and congressional elections. In Sebelius, the Supreme Court upheld the ACA's individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Although many states, such as California, may continue to consider extending coverage to the uninsured through Medicaid expansions, the Supreme Court's decision to overturn the part of the ACA that conditions ongoing funding for Medicaid on participation by states in the Medicaid expansion may cause some states, such as Arizona, to choose not to expand Medicaid coverage as required in the initial legislation. Further, there is uncertainty as to how the Supreme Court's decision will be interpreted at the federal and state levels, which has created greater uncertainty with regard to which states will choose to accept the Medicaid expansion and the future size and scope of state Medicaid programs. Medicaid expansion in California has not been formally addressed, but is generally expected to be approved in connection with the state budget process in 2013.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. Finally, though legislative repeal of the ACA is unlikely following the 2012 presidential and congressional elections, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA, such as with respect to certain subsidies available to low-income individuals, and may attempt to amend or withhold the funding necessary to implement the ACA. Any such amendment or withholding of ACA funding, extended delays in the issuance of clarifying regulations and other guidance or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and could have a material adverse effect on our business and the trading price of our common stock.
Due to the unsettled nature of the ACA, its complexity, and the numerous steps required to implement it, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition and results of operations.

Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while recently proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDOI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDOI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California, Oregon and Washington will negotiate the price of coverage sold on these exchanges. These kinds of state regulations and legislation could limit or delay our ability to increase premiums even where actuarially supported and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. For additional information, see “—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” and “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
Further, the interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases, and we will be required to operate under and comply with the various laws of each of the states in which we operate. States may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. In the case of the ACA exchanges, we will be required to operate under and comply with the regulatory authority of the federal government in addition to the regimes of each of the states that establish and administer their own exchanges. For example, while California, Oregon and Washington have passed legislation establishing their own state-run exchanges, Arizona has declared that it will not create a state-run exchange and instead will rely on a federally facilitated exchange. If we do not successfully implement the various state law requirements of the ACA, including with respect to the exchanges, our financial condition and results of operations may be adversely affected.
Our profitability will depend, in part, on our ability to accurately predict and control health care costs.
A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. Many of these costs, including costs associated with physician and hospital care, new medical technology and prescription drugs, for example, are rising. The total amount of health care costs we incur is affected by the number and type of individual services we provide and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through underwriting criteria, utilization management, product design and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused, and are expected to continue to cause, the private sector to bear a greater share of increasing health care costs. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. Moreover, the introduction of new populations with which there is limited cost experience could adversely affect our ability to accurately predict or control health care costs. Any of these factors could cause our health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations. For example, we experienced higher than expected commercial health care costs for the six months ended June 30, 2012 as a result of adverse development primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. Other factors that may adversely affect our ability to predict and control health care costs and, as a result, adversely affect our financial condition, results of operations and cash flows include but are not limited to changes in utilization rates; demographic characteristics; catastrophes; large scale public health epidemics; terrorist activity; unanticipated seasonality, changes in provider reimbursement; fluctuations in medical cost trends; the regulatory environment, including, for example, the implementation of the ACA or other state or federal laws and their impact on our health care costs and our ability to change our premium rates; health care practices; inflation; new technologies; clusters of high-cost cases; and continued consolidation of physician, hospital and other provider groups. For additional detail on the impact on health care costs resulting from federal health care reform and potential additional changes in federal and state legislation and regulations, see “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us” and “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
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
As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2012 would have been reduced by approximately $93 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.
Our inability to estimate and maintain appropriate levels of reserves for claims may adversely affect our business, financial condition or results of operations.
Our reserves for claims are estimates of incurred costs based on a number of assumptions. An extensive degree of actuarial judgment is used in this estimation process and considerable variability is inherent in such estimates. The accuracy of these estimates also may be affected by external forces such as, for example, changes in medical claims submissions and payment patterns and medical cost trends. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported (“IBNR”) and for claims received but not processed. Our methodology for calculating these estimates is consistently applied from period to period, and our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period IBNR best estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Given the uncertainties inherent in such estimates, the actual liability could differ materially from the amounts reserved. If such a revision in our estimates results in significant unfavorable development, it could adversely affect current period net income, profitability per enrolled member and, subsequently, our earnings per share in any particular quarter or annual period. Our stock price could also be negatively impacted. For the year ended December 31, 2012, we recorded approximately $35 million of adverse claims development primarily due to higher than expected costs for prior periods as a result of significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial medical claims trends and higher than expected commercial large group claims trends. If our actual claims liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. For additional information regarding our methodology in establishing our reserves for claims and other settlements, see “Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”.
We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations.
In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service and the quality and depth of provider networks, price has been and will continue to be a significant basis of competition. Any future increase in our premiums could result in the loss of members, particularly in light of continued economic pressures and the implementation of the ACA. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care and other costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. For example, certain of our competitors may not be subject to the ACA's health insurer fee or may be assessed at half the rate that we and other health insurers will pay. As a result, if we attempt to cover our increased costs from the health insurer fee through corresponding increases in our premium rates, we may not remain price competitive in the marketplace, including in the new health care exchanges. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors include, but are not limited to, increased utilization rates, increasing medical cost trends, catastrophes, public health epidemics, terrorist activity, unanticipated seasonality, changes in insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA or other state or federal laws. If we are unable to accurately estimate costs and set our premiums accordingly, it could have a material adverse effect on our business, financial condition or results of operations.
In addition, our ability to increase our premiums may be restricted by law. For example, the ACA requires the establishment of a process for review of “unreasonable” premium rate increases. As part of this rate review process, certain insurers may be excluded from participating in the state-based or federally facilitated exchanges created by the ACA if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The federal government and some states in which we do business have also required prior regulatory approval of premium rate increases and/or have subjected such increases to heightened scrutiny, such as third-party review. For example, the CDOI and Department of Managed Health Care require a third-party actuarial review of health insurance carriers' and health plans' proposed premium rate increases to confirm compliance with applicable law, resulting in a potential delay in carriers' and plans' ability to implement rate increases. Further, in California, proponents of rate review have qualified an initiative measure for the November 2014 ballot that would, if approved, impose significant additional requirements on health plans relating to premium increases. These requirements and proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. Certain of our competitors were asked by the Commissioner of the CDOI to voluntarily delay implementation of scheduled premium increases to permit additional review by the CDOI, which review led the carriers to reduce proposed rate increases. We have experienced, and are likely to continue to experience, greater scrutiny by regulators of proposed increases to our premium rates. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.
The ACA and other federal and state legislation and regulations also constrain the medical loss ratios maintained by managed health care companies such as us. The ACA requires premium rebates to the extent that minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In the various states in which we do business, premium prices are also constrained by state laws and regulations that restrict the spread between premiums and benefits, such as laws and regulations that require a minimum loss ratio of a certain percentage. These laws and regulations not only restrict our ability to raise our premiums but also create additional competitive pressure from some of our competitors who may have lower health care costs than we have and therefore price their premiums at relatively low levels in relation to our cost of care. These laws and regulations also have generated, and could continue to generate, substantial media attention and strong public opinion. This may create a more conservative regulatory environment, thereby either delaying any rate increases that we propose or further restraining our ability to price at levels that can adequately cover our cost and margin goals. See “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us”.
The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.
We are in a highly competitive industry that is currently subject to significant changes from, among other things, legislative reform, business consolidations and new strategic alliances. Many of our competitors may have certain characteristics, capabilities or resources, such as greater market share, greater economies of scale, superior provider and supplier arrangements and existing business relationships, which give them an advantage in competing with us. These competitors include HMOs, PPOs, self-funded employers, insurance companies, hospitals, health care facilities and other health care providers. In addition, other companies may enter our markets in the future.
The addition of new competitors in our industry can occur relatively easily and customers enjoy significant flexibility in moving between competitors. For example, the new developing marketplace created by the ACA's state-based and federally facilitated exchanges may encourage new market participants and lead to increased competition in the individual and small group markets. There also is a risk that our customers may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. In addition, our providers and suppliers may decide to market products and services to our customers in competition with us. See “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” for further discussion of the impact of health care reform on the competitive landscape.
In addition, the response to the ACA by our existing competitors and related adjustments to their offerings, if any, could cause meaningful disruption in local health care markets in which we operate. For example, certain state-based and federally facilitated exchanges mandated by the ACA will commence operations in 2014, and the developing regulatory structure for these exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges. These changes will require us and our competitors to modify strategies and operations in response. Among other things, we will need to adjust our marketing and sales practices to adapt to the new direct-to-consumer distribution channels that will be introduced in the exchanges. In response to these and other changes in the health care market, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. For additional discussion of how the ACA may affect the competitive landscape in which we operate, see “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”
In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, the adoption of the ACA could further increase the likelihood of provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our T-3 contract for the TRICARE North Region and MFLC contracts, are from time to time up for re-bid. If we were to lose any significant government contract to a competitor, such as the T-3 contract for the TRICARE North Region and MFLC contracts, or if we were to win the bid for such contract on less favorable terms, it could have an adverse effect on our profitability, financial condition and results of operations. For example, in August 2012, we concluded the competitive rebidding process for our MFLC contract. Under the original MFLC contract, we were the sole contractor to provide behavioral health services to military families under the Department of Defense's MFLC program. As a result of the revised terms and structure of the second generation MFLC contract and the government's decision to award the second generation MFLC contract to multiple contractors, we expect that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” for more information regarding our government contracts, including our T-3 contract for the TRICARE North Region and our MFLC contract. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase our number of customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.
In 2012, we experienced higher than expected commercial health care costs, particularly in select large group commercial accounts, primarily as a result of competitive pricing practices in many of the markets where we operate and unexpected risk deterioration among these select large group accounts. In response, we repositioned our commercial business in 2012 for 2013 to either obtain better pricing for these accounts or, in some cases, to discontinue business with them. Our strategy remains focused on growing membership in tailored network products that provide lower cost options to our members and employer groups.
Growth in our tailored network products and the continued development of innovative provider relationships are important parts of our business strategy. For example, we have been working to build alliances with provider groups and other stakeholders in the health care system through shared risk arrangements, including ACOs, that have seen increasing support as state and federal governments and the health care industry seek to improve the quality of care while controlling the costs of such care. However, there can be no assurance that we will be able to successfully implement these strategic initiatives that are intended to position us for health care reform and future profitable growth, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or that the products that we offer will be preferable to similar products of our competitors. Failure to successfully implement these strategies may have an adverse impact on our business, results of operations, financial condition and cash flows.

If we do not compete effectively in our markets, if we do not design and price our products appropriately and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we set rates too high or too low in highly competitive markets, if we lose accounts with more profitable products while retaining or increasing membership in accounts with less profitable products, if we do not provide satisfactory service levels, if membership or demand for our services does not increase as we expect or if membership or demand for our services declines, it could have a material adverse effect on our business, financial condition and results of operations.
Our businesses are subject to laws and significant rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.
Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change, and there is no guarantee that legislative or regulatory changes will not have a material adverse effect on us. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations or failures to meet standards or requirements have occurred. Regulatory agencies, such as the California Department of Managed Health Care, the California Department of Health Care Services, CMS, the U.S. Department of Health & Human Services' Office of Civil Rights and state departments of insurance, have the authority to impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities. Certain of these agencies have done so in the past, and may impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities in the future if they determine that we have not complied with applicable laws, rules, and regulations. Further, such fines, penalties and restrictions may be more severe in circumstances in which regulatory agencies determine that we have repeatedly failed to comply with applicable laws, rules or regulations. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for further discussion on the impact of any fines, penalties or restrictions that may be imposed against us. As we have members in various states and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations, including the ACA and related health care reform initiatives could, among other things, force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” Further, we may be liable for violations of laws, rules and regulations by individual Health Net associates notwithstanding our internal policies and compliance programs. For example, see “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”
As a federal and state government contractor, we are subject to U.S. and state government oversight. The government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. We are also subject to the Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. and state government contracting, including but not limited to dependence upon Congressional or legislative appropriation and allotment of funds, the impact that delays in government payments could have on our operating cash flow, and the general ability of federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
We will not be able to participate in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles County or San Diego County unless a number of objectives and conditions are met.
In 2012, the California legislature enacted the Coordinated Care Initiative (“CCI”) in eight California counties, which will establish a voluntary three-year “duals demonstration” program to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for individuals that are fully eligible for Medicare and Medi-Cal benefits (“dual eligibles”) through a single health plan. The CCI will also require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including long-term services and supports (“LTSS”), which includes institutional long-term care and home and community-based services and other support services. On April 4, 2012, DHCS selected us to participate in the CCI for both Los Angeles County and San Diego County. For further discussion of the CCI, see “Item 1. Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative”.
Our participation in the CCI, and the duals demonstration in particular, represents a significant new business opportunity for us. However, we will not be able to participate in the CCI in either Los Angeles or San Diego County unless a number of objectives and conditions are met including, among others, the following:

•	CMS and DHCS negotiating and finalizing a memorandum of understanding with respect to the CCI, and the subsequent satisfactory completion of a readiness assessment by CMS and DHCS;

•	our entry into a contract on satisfactory terms, including, without limitation, satisfactory rates, with the DHCS and CMS for the CCI;

•
necessary modifications to our internal administrative and operations structure to meet the demands of the CCI, including, without limitation, hiring new staff to run programs, implementing systems modifications, establishing new provider networks and making arrangements to provide LTSS either directly or by subcontracting with other parties, with all such modifications in compliance with both Medicare and Medi-Cal regulatory regimes; and

•	the absence of changes in laws or regulations negatively impacting the implementation of the CCI.
Certain of these conditions are outside of our control and there can be no assurance that we will be able to meet all of the objectives and conditions necessary for our participation in the CCI in Los Angeles County, San Diego County or both. In addition, as noted above, the changes to our administrative and operations structure will include implementing delivery systems for benefits with which we have limited operating experience, including LTSS. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” for additional information on risks related to participation in government programs. We expect that we will incur material incremental costs to prepare for the CCI. If we do not participate in the CCI in either county, this would result in the loss of some or all of the resources that have been and will be invested in this opportunity and could have a material adverse effect on our business and the trading price of our common stock.
If we participate in the California Coordinated Care Initiative in Los Angeles County and/or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons.
The CCI is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the CCI will be subject to a number of risks inherent in untested health care initiatives. For example, there may be difficulties in the implementation of the duals demonstration that could detract from its acceptance by beneficiaries or increase our costs of participation in the duals demonstration. In addition, our participation in the CCI will require us to provide benefits with which we have limited operating experience, including but not limited to LTSS. Our failure to organize and deliver on this new model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in our participation in the CCI include:

•
Dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or fail to obtain suitable rates under our agreement with CMS and DHCS, our participation in the CCI may prove to be unprofitable.

•
We may not be able to effectively design and implement the necessary modifications to our internal administrative and operations structure to meet the demands of the CCI, which may negatively impact our profitability in the CCI and have an adverse effect on our financial condition and results of operations. For example, our profitability in the CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, either directly or by subcontracting with other parties. Because we have limited operating experience in providing and administering this benefit, particularly with respect to cost management, there is no assurance that we will be able to make such arrangements on favorable terms, which may adversely affect our results of operations, particularly as our Medi-Cal membership may increase through, among other things, potential Medicaid expansion in California.

•
Dual eligibles will have the option to opt out of the duals demonstration while retaining all of their Medi-Cal benefits under CCI, including LTSS, which may reduce or eliminate the inherent efficiencies of the duals demonstration portion of the CCI. In particular, while the provision and administration of LTSS benefits may increase Medi-Cal costs, successfully managing care for these LTSS recipients may generate equal or greater Medicare savings in the form of reduced costs for treatment for acute conditions and/or hospitalizations. However, if large numbers of dual eligibles opt out of the duals demonstration, we may be unable to capitalize on such potential efficiencies in the dual demonstration portion of the CCI, and as a result, we may not be able to maximize our investment in the CCI and our profitability with respect to our participation in the CCI may be adversely affected.

•
In each county, we will be offered as one of the choices of the health plans selected to participate in the CCI. Dual eligibles in each county will be able to select to receive benefits from any of the participating health plans. As a result of competitive factors, we may not attract a satisfactory number of dual eligibles.

•
The duals demonstration is scheduled to end after a three-year term beginning no sooner than September 1, 2013. The commencement of the CCI, including the duals demonstration, has been subject to prior delay, and it is possible that the commencement of the CCI could be further delayed as a result of a number of factors beyond our control. Also, after completion of the duals demonstration, the duals portion of the CCI may not continue or we may not be able to participate in the CCI if enacted in additional counties.

•
We will be required to make required filings with, and obtain approvals from, regulatory authorities in order to meet the demands of the CCI. There can be no assurance that we will obtain these approvals on satisfactory terms, or at all.

•
We will be subject to various other risks and uncertainties associated with participating in government programs such as Medicare and Medi-Cal. See “—Medicare programs represent a significant portion of our business and are subject to risk”, “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” and “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows”.

Accordingly, if we participate in the CCI, there can be no assurance that this business opportunity will prove to be successful. Our failure to successfully participate in the CCI could have a material adverse effect on our business, financial condition and results of operation.
Medicare programs represent a significant portion of our business and are subject to risk.
Medicare programs represent a significant portion of our business, accounting for approximately 27% of our total premium revenue in our Western Region Operations reportable segment in 2012 and an expected 26% in 2013. The ACA includes, among other things, provisions that will significantly reduce the government's Medicare payment rates. For more information on the risks associated with the ACA, see “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” Provisions of the ACA, including the reduction in Medicare payment rates, may have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, all parts of the Medicare program, including Medicare Advantage, could be subject to significant spending reductions in connection with the Budget Control Act of 2011. For additional detail on these cuts and the potential effect on our Medicare business, see “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations”.

If we fail to design and maintain programs that are attractive to Medicare participants; if our Medicare operations are subject to sanctions or penalties; if we are not successful in winning contract renewals or new contracts; or if our existing contracts are terminated, our current Medicare business and our ability to expand our Medicare operations could be materially and adversely affected, negatively impacting our financial performance. There are also specific additional risks under Title XVIII, Part D of the Social Security Act associated with our provision of Medicare Part D prescription drug benefits as part of our Medicare Advantage plan offerings. These risks include potential uncollectibility of receivables, inadequacy of pricing assumptions, inability to receive and process information and increased pharmaceutical costs, as well as the underlying seasonality of this business, and extended settlement periods for claims submissions. Our failure to comply with Part D program requirements can result in financial and/or operational sanctions on our Part D products, as well as on our Medicare Advantage products that offer no prescription drug coverage.
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
In addition, CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on certain measures of quality. The Star Ratings are used by CMS to award quality-based payments to Medicare Advantage plans. Beginning with the 2014 Star Rating, (calculated in the Fall of 2013), Medicare Advantage plans that achieve a minimum of 4 Stars will receive a quality-based payment in 2015. Quality-based payments related to the 2011, 2012 and 2013 benefit years have been based on a Quality-Based Payment Demonstration. The methodology and measures used in the Star Ratings system are changed annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally. For the 2014 payment year, our California and Oregon HMO and California PPO contracts with CMS were measured at 3.5 Stars and our Arizona HMO and Oregon PPO contracts were measured at 4.0 Stars under the Star Ratings system. We are continuing to make efforts to improve our Star Ratings and other quality measures, but a failure to achieve a 4 Star Rating, and consequently to receive a quality-based payment in any year, would have an adverse effect on our revenue, income and reputation, and could hinder our ability to compete effectively in the Medicare marketplace.
A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.
Approximately 48% of our 2012 total revenues relate to federal, state and local government health care coverage or counseling programs, such as Medicare, Medicaid, TRICARE and MFLC. Nearly all of the revenues in our Government Contracts reportable segment, which does not include Medicare and Medicaid related revenues, come from the federal government, either directly or as a sub-contractor for a federal government contract. See “Item 1. Business—Segment Information” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information regarding our reportable segments. In addition, a growing portion of our revenues for our Western Region Operations reportable segment, which includes Medicare and Medi-Cal related revenues, relates to government programs, and this portion could increase if we are able to successfully pursue opportunities under the CCI and other government programs, including any expansion of the Medi-Cal program as a result of the ACA. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative” and “—If we participate in the California Coordinated Care Initiative in Los Angeles County and/or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons” for more information regarding our opportunities under the CCI and related risks. Due to this concentration of revenues, a significant reduction in revenues from the government programs in which we participate could have a material adverse effect on our business, financial condition or results of operations.
Our contracts with the government are generally subject to a highly structured competitive bid process and government discretion in the negotiation process, including with respect to performance requirements. If we fail to design and maintain programs attractive to our government customers, if we are not successful in winning new contracts or contract renewals, or if our existing contracts are terminated, our current government health care coverage or counseling programs business and our ability to expand these businesses could be materially and adversely affected. Under government-funded health programs, the government payor typically determines premium and reimbursement levels and generally has the ability to terminate our contract for convenience. If the government payor reduces premium or reimbursement levels, such as Medicare Advantage payment rates as provided in the ACA, delays payments to us or increases premiums by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. In addition, the amount of government receivables set forth in our consolidated financial statements for our Government Contracts reportable segment represents our best estimate of the government's liability to us under TRICARE, MFLC and other government contracts, or amounts due us as a sub-contractor. These government receivables are generally estimates subject to government audit and negotiation, and there is an inherent uncertainty in government contracts based in large part on a vulnerability to disagreements with the government. As a result, the final amounts we ultimately receive under government contracts for our Government Contracts reportable segment may be significantly greater or less than the amounts we initially recognize in our consolidated financial statements. Medicare revenue that we record may also be subject to change due to risk adjustment reimbursement settlements. For additional information, see "—Medicare programs represent a significant portion of our business and are subject to risk."
Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs, as applicable, under such programs. An enrollment freeze or significant reduction in payments from government programs in which we participate could adversely affect our business, financial condition or results of operations. Such changes are more likely during re-competition of government contracts. For example, prior to August 2012, we were the sole contractor providing behavioral health services to military families under the Department of Defense sponsored MFLC program. Under the current MFLC contract that we entered into in August 2012, we are one of three contractors initially selected to participate in the MFLC program. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, we expect that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. For additional information on our MFLC contract see “Item 1. Business—Segment Information—Government Contracts Segment—Other Department of Defense Contracts.” Furthermore, the T-3 contract for our TRICARE business has two remaining one-year option periods, and if all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015. However, there can be no assurance that the Department of Defense will exercise all of the remaining option periods under the contract, and if all of the option periods are not exercised, and our TRICARE business is opened up for rebidding, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Item 1. Business—Segment Information—Government Contracts Segment—TRICARE.”
In addition, the reimbursement rates we receive from federal and state governments relating to our government-funded health care coverage programs may be subject to change. For example, on February 15, 2013, CMS announced preliminary 2014 Medicare Advantage benchmark payment rates that, if enacted as proposed, would reduce 2014 Medicare Advantage and Part D payments that we receive in connection with our participation in these programs. The proposed rates are subject to a public comment period, and final rates are expected to be released on April 1, 2013. Furthermore, in response to a recent history of budget deficits, the State of California enacted proposed spending cuts for services as part of its 2011–12 budget as authorized by California Assembly Bill 97 (“AB 97”). In October 2011, CMS approved certain elements of AB 97, which include a 10 percent reduction in a number of provider reimbursement rates for Medi-Cal. Following a series of legal challenges to AB 97 that enjoined its implementation, the cuts have again been reflected in the California 2013–14 budget proposal announced in January 2013. While the implementation of AB 97 remains subject to appeal in the Ninth U.S. Circuit Court of Appeals, and the budget proposal is subject to change prior to its approval by the California legislature, if the cuts are implemented as currently proposed, they would be applied as of April 1, 2013. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Therefore, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate whether there will be reductions in premiums and/or related health care cost recoveries nor can we estimate the range of any such reductions that may result in connection with AB 97. As another example of our changing reimbursement rates, the State of California's decision to transition its Healthy Families program members into Medi-Cal beginning in January 2013 will effectively reduce our reimbursement rates, as the rates we receive for Medi-Cal members are lower than those we have received through the Healthy Families program. Any significant reduction in the reimbursement rates that we receive in connection with our government-funded health care coverage programs could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases.
Furthermore, on August 2, 2011, the Budget Control Act of 2011 was enacted in order to increase the federal government's debt limit and reduce the federal deficit. The Budget Control Act established a 12-member joint committee of

Congress known as the Joint Select Committee on Deficit Reduction (the “Joint Select Committee”). The Joint Select Committee was tasked with proposing legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012–21 by December 23, 2011. Because the Joint Select Committee did not pass such legislation by the proposed deadline, approximately $1.2 trillion in domestic and defense spending reductions were to be automatically implemented beginning on January 1, 2013. The implementation of such reductions is scheduled to begin on March 1, 2013 as a result of the American Taxpayer Relief Act of 2012. If implemented as currently proposed, these reductions would be split evenly between domestic and defense spending. Medicare would be subject to these automatic spending reductions, subject to a 2% cap. All parts of the Medicare program, including Medicare Advantage, could be subject to cuts, but it is unclear how they would be applied. If Medicare reimbursement rates from the federal government are cut, it could have an adverse impact on our Medicare business. For additional information on the risks associated with our Medicare program, see “—Medicare programs represent a significant portion of our business and are subject to risk.” In addition, while the nature of the proposed reductions in defense spending are unknown, they could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs.
Federal and state governments could also choose to require benefits to be delivered to new populations of potential members or require us to deliver new services to existing populations. If we have limited cost experience with these new populations or services, we may not be able to accurately predict or adequately control the associated health care costs. For example, California began mandatory Medi-Cal enrollment of SPDs in June 2011, and the higher than expected claims experience in this population contributed in part to higher than expected health care costs we reported in 2012. In addition, as part of the CCI, we will be required to expand our current Medi-Cal offerings to provide LTSS benefits to all our existing Medi-Cal members, including SPDs and those who do not participate in the duals demonstration portion of the CCI. We have limited operating experience in providing this benefit and will need to make arrangements to provide such services either directly or by subcontracting with other parties prior to the commencement of the CCI. If we are unable to effectively make such arrangements on favorable terms or otherwise fail to adequately administer this new benefit, including successfully managing the associated costs, our financial condition and results of operations may be adversely affected. For additional detail on the CCI, see “Item 1. Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative.”
In addition, Medicaid expansion in California, which is generally expected to be formally adopted in connection with the budget process in 2013, has the potential to significantly increase Medi-Cal enrollment across the State of California. The State of California has also commenced the phase out of its Healthy Families program and has started transitioning these members to Medi-Cal. Each of these new populations of potential members may have different characteristics than our existing Medi-Cal population. If we do not effectively transition these members into Medi-Cal, or if we otherwise do not effectively incorporate these new populations into our Medi-Cal business, our results of operations, financial condition and cash flows could be adversely affected.
Other changes to our government programs could affect our willingness or ability to participate in these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.
If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.
The level of our administrative expenses can affect our profitability, and we may not be able to manage our administrative expense in all circumstances. In addition, many of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do, which among other things, may allow them to more successfully manage their general and administrative expense ratios. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, reliance on outsourced services, acquisitions and divestitures, business or product start-ups or expansions, such as, for example, our potential participation in the CCI, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could impact our ability to satisfy minimum medical loss ratio requirements, including those specified in the ACA.
During recent years we have dedicated significant resources to implement programs designed to achieve general and administrative cost savings and improve our operational performance. As a part of these programs, we have and will continue to contract with key strategic partners in an effort to lower our cost structure and incremental costs and consolidate business and management operations. In addition, we are continuing to explore further opportunities to outsource certain other business process functions. However, there can be no assurance that our strategies to reduce our general and administrative costs and improve our operational performance will be successful or achieve anticipated savings.
In addition, in order to offset some of the reduced revenues from the T-3 contract and in connection with the sale of our Medicare PDP business, we must reduce, reallocate or eliminate certain overhead and other administrative expenses. We cannot guarantee that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability.
Our business is regionally concentrated in the states of California, Arizona and Oregon.
Our business operations are primarily concentrated in three states: California, particularly Southern California, Arizona and Oregon. All of our Medicaid operations are in the state of California, with a high concentration of operations and members in Los Angeles County. Due to this geographic concentration, in particular in Southern California, we are exposed to the risk of a deterioration in our financial results if our health plans in these areas, in particular, Southern California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these areas. If the challenging economic conditions in the state of California or in the other states in which we operate do not materially improve or deteriorate further, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations and cash flows could be adversely affected. For example, in the past, budget issues have led the State of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.
We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by government agencies, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate or enroll members in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation, audit results, sanctions or penalties could negatively affect our reputation in various markets and make it more difficult or impossible for us to sell our products and services. State attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations. We have, among other things, entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.
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
From time to time, CMS audits certain Medicare Advantage plans, including ours, to validate the coding practices and the supporting documentation maintained by health care providers to support risk adjustment payments made to plans pursuant to their Medicare Advantage contracts. We utilize claims submissions, medical records and other medical data as provided by health care providers as the basis for payment requests that we submit to CMS under the risk adjustment model for our Medicare Advantage contracts. CMS may conduct risk adjustment data validation (“RADV”) contract level audits for payment years 2011 or later. On February 24, 2012, CMS published its final payment error calculation methodology for such RADV audits. The final methodology provides for payment recovery based on extrapolated estimates of payment error rates. In the event of such an audit, CMS may require payment from Health Net based on any error estimate. Any such risk adjustment payment adjustments could have a material adverse effect on our results of operations, financial condition and cash flows. The laws and regulations governing the audits for these risk adjustment payments are extremely complex and subject to interpretation. As a result, it is possible that our recorded revenue estimates with respect to risk adjustment payments may change by a material amount. For additional detail on the risk adjustment reimbursement mechanism employed by CMS and risks associated with our Medicare business, see “—Medicare programs represent a significant portion of our business and are subject to risk.”

We have been sanctioned in the past by CMS and have been advised that we will be subject to targeted monitoring and heightened surveillance and oversight by CMS going forward. Any future sanctions, fines or penalties against our Medicare operations may be more severe as a result of our past performance, particularly in circumstances in which CMS determines that we have repeatedly failed to comply with applicable laws, rules or regulations. If CMS were to impose financial or other penalties and/or sanctions on us, or terminate our existing Medicare contracts, this could have a material adverse effect on our Medicare business, our results of operations, cash flows or financial condition. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about our Medicare programs and the associated risks.
We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. Violations of, or noncompliance with, laws and/or regulations governing our business by such third parties, or governing our dealings with such parties, could subject us to additional audits, reviews and investigations and adverse effects from such audits, reviews and investigations. In addition, from time to time, government agencies investigate whether our operations are being conducted in accordance with regulations applicable to government contractors, including but not limited to regular audits to enforce mandatory pricing arrangements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines and/or penalties being imposed upon us, or could lead to suspension or debarment from government programs or future government contracting, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “—We are subject to risks associated with outsourcing services and functions to third parties” for additional detail regarding risks associated with our relationships with third parties.
We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.
We have been in the past, are currently, or may become in the future, subject to a variety of legal actions, including but not limited to claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, and insufficient payments for out-of-network services. These legal actions also include claims brought against companies in general, including, but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. In addition, we incur and likely will continue to incur potential liability claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. For example, we currently are party to various putative class action lawsuits filed in federal and state courts in connection with our announcement that certain server drives containing protected health information or personally identifying information of certain individuals are unaccounted for in connection with the migration of our data center to a facility owned and operated by a third party vendor. These actions assert a variety of legal claims, including claims under the California Confidentiality of Medical Information Act, and seek damages under that statute as well as other compensatory damages, restitution, injunctive relief and attorneys' fees. See “Item 3. Legal Proceedings” and “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, unfair or improper business practices and violations of state or federal antitrust laws and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.
We cannot predict the outcome of any lawsuit with certainty, and we have in the past and continue to incur significant expenses in the defense of litigation matters, including without limitation, substantial discovery costs. Recent court decisions and legislative activity may increase our exposure for any of the types of claims we face. There is a risk that we could incur substantial legal fees and expenses, including discovery expenses, in any of the actions we defend in excess of any amounts budgeted for defense. Plaintiffs' attorneys have increasingly used expansive electronic discovery requests as a litigation tactic. Responding to these requests, the scope of which may exceed the normal capacity of our historical systems for archiving and organizing electronic documents, may require application of significant resources and impose significant costs on us. In certain cases, we could also be subject to awards of substantial legal fees and costs to plaintiffs' counsel.
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
We currently contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology infrastructure and applications solutions providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. We are continuing to explore further opportunities to outsource certain other business process functions, such as in the area of information technology. Our current and any future arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures may not be adequate to fully compensate us for any losses suffered as a result of any vendor's failure to satisfy its obligations to us or under applicable law. Our current and any future outsourcing arrangements could be adversely impacted by changes in the vendor's or service provider's operations, security posture or vulnerabilities, financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. If these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, may be required to pay a termination fee, which may be significant, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could adversely impact our business, financial condition and results of operations.
Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third party vendors and service providers could increase our exposure to liability to our members, providers or other third parties, or sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. In addition, we currently outsource and may in the future outsource key services and functions to third parties, including companies doing business in foreign jurisdictions, which exposes us to risks inherent in conducting business outside of the United States, including international economic and political conditions, and additional costs associated with complying with foreign laws and U.S. laws applicable to operations in foreign jurisdictions, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010.
We face a wide range of risks, and our success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures.
As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, a range of regulatory, competitive, financial, operational, reputational, external and industry risks identified in this Risk Factors discussion. The third party vendors and service providers to which we outsource key functions are required to achieve and maintain compliance with applicable federal and state laws and regulations and contractual requirements. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. As we consider further outsourcing of key functions, this risk increases. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability, our ability to retain or grow business or adversely affect our business, financial condition or results of operations.
If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected.
We contract with hospitals, provider groups and other providers as a means to provide access to health care services for our members, to manage health care costs and utilization and to monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments or take other actions, including litigation, which could result in higher health care costs, less desirable products for customers and members, disruption to provider access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate favorable contracts or otherwise place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected. The recent trend of consolidation of hospitals, provider groups and other providers may further enhance this risk, particularly if such consolidation involves any of the hospitals, providers or provider groups that we currently have under contract.
As the health care environment has evolved, we are continuing to develop strategic provider relationships to help position us for, among other things, the ACA, the CCI and other federal and state health care reforms, regulations and initiatives. Accordingly, our business strategy includes creating tailored network products and other customized customer solutions through, among other things, strategic provider relationships that help manage the cost of care. For example, our product portfolios and services include offerings such as SmartCareSM, ExcelCareSM and CommunityCareSM, which are recent collaborations with our provider partners. Through these types of arrangements, we offer tailored network product offerings served by more cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 35% of total commercial risk membership as of December 31, 2012, compared with 31% as of December 31, 2011. For additional information on our tailored network products and innovative provider relationships, see “Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations.” Continued membership growth in our tailored network products and continued development of strategic provider relationships are important parts of our business strategy. In addition, we will need to develop a new provider network on satisfactory terms to support our proposed participation in the CCI, including with respect to the provision of LTSS benefits, a service that we have not previously provided. However, there can be no assurance that we will be able to successfully implement these strategic initiatives, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or that the products that we offer will be preferable to similar products of our competitors. Furthermore, there can be no assurances that we will be able to successfully develop a new provider network for our potential CCI activities on satisfactory terms and within the necessary timeframe, or at all. For additional discussion of the risks associated with our potential participation in the CCI, see “—We will not be able to participate in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles County or San Diego County unless a number of objectives and conditions are met” and “—If we participate in the California Coordinated Care Initiative in Los Angeles County and/or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons.” Failure to successfully implement these strategic initiatives may have an adverse impact on our business, results of operations, financial condition and cash flows.
We contract with professional providers in California primarily through capitation fee arrangements. Generally, under a capitation fee arrangement, we pay a provider group a fixed amount per member on a regular basis and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with primary care physicians, specialists and other secondary providers to provide services. In addition, we frequently delegate responsibility for certain functions such as claims payment or utilization management to these providers under a "delegated HMO" model. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group's financial instability or failure to pay specialists or secondary providers for services rendered could be exacerbated by the current economic conditions, and could lead specialists or secondary providers to demand payment from us, even though we have made our capitated payments to the provider group. Depending on state law, we could be liable for such claims. In California, for instance, although legal precedent to date has held that health plans are normally not liable for unpaid provider claims under these circumstances, there can be no assurance that the law will not change, or that we will not be found liable for unpaid provider claims in the future. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with specialists or secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.
In addition, certain provisions of the ACA, including for example, the risk adjustment program, may make our existing provider fee arrangements less successful in certain of our market segments. The risk adjustment program defines a health plan's average actuarial risk, subsequently determines such health plan's risk adjustment payment allocation based on the collection of encounter data from providers. This structure puts more heavily capitated health plans such as ours at a disadvantage because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. As a result, we have been working with providers to enhance our traditional capitation arrangements to help better align our and our providers' interests in capturing accurate and complete encounter data and determining an accurate average actuarial risk. For additional detail on the risk adjustment program and how the ACA and related proposals and initiatives are changing the health care landscape, see “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” There can be no assurance that we will be able to successfully agree with providers to implement these modifications. Failure to successfully implement this strategy may have an adverse impact on our results of operations, financial condition and cash flows.
Our dependence on capitated provider groups is substantial in our Western Region Operations reportable segment. Approximately 71% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2012. Our use of tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members' access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.
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
Some providers that render services to our members and insureds who have coverage for out-of-network services, or who obtain out-of-network emergency services, are not contracted with our plans and insurance companies. In certain cases, there is no pre-established understanding between the provider and the plan about the amount of compensation that is due to the provider; rather, the plan's obligation is to reimburse the provider based upon the terms of the member's plan or as otherwise required by law. The amount of provider reimbursement that a plan is obligated to pay in certain cases is established by a standard set forth in the plan that is not clearly translated into dollar terms, such as “maximum allowable amount” or “usual, customary and reasonable.” However, in other instances such reimbursement requirements are defined by statute or regulation and such amounts may, in certain instances, be greater than those calculated according to the plan standards. For example, the ACA's formula for calculating the minimum amount that a plan is required to reimburse a provider for out-of-network emergency services will likely result in increased reimbursements to providers for such services. These statutory requirements related to provider reimbursements may increase our health care costs, which may adversely affect our business, financial condition or results of operations. In addition, providers who render out-of-network services may believe they are underpaid for their services and may either litigate or arbitrate their dispute with the plan or balance bill our member. Regulatory authorities in various states may also challenge the manner in which we reimburse members for services performed by non-contracted providers. As a result of litigation or regulatory activity, we may have to pay providers additional amounts or reimburse members for their out-of-pocket payments. The uncertainty about our financial obligations for such services and the possibility of subsequent adjustment of our original payments could have an adverse effect on our financial condition or results of operations.
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
Adverse economic conditions in the United States may adversely affect our revenues and results of operations.
The U.S. economy continues to experience slow economic growth with concerns about high unemployment rates, government debt, geopolitical issues and other factors continuing to negatively impact expectations. These events could adversely affect our revenues and results of operations.
These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. In light of the substantial uncertainty surrounding the ultimate impact of the ACA and related state health care reform proposals, how the implementation of these new requirements will affect these risks remains unclear. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. Prior to the effective date of the ACA's guaranteed issue requirement, the adverse economic conditions may also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.
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
Largely as a result of the recent economic conditions and new members from California's SPD program, we saw an increase in our Medi-Cal membership of approximately 75,000 members, or 7.4%, in 2012. Our Medi-Cal membership may increase as a result of Medicaid expansion and our potential participation in the CCI. However, the State of California has a recent history of budget deficits. An extended economic downturn and continued government efforts to contain medical costs and health care related expenditures could continue to adversely affect state and federal budgets, including California's, resulting in reduced or delayed reimbursements or payments in our federal and state government-funded health care coverage programs, including Medicare and Medi-Cal or reimbursements or payments in these programs that do not keep pace with our cost trends. For additional discussion on budget issues at the federal level and the potential risks to our business, see “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.” In addition, the proposed reductions in California's Medi-Cal provider reimbursement rates due to AB 97 are currently expected to be applicable to payments negotiated after April 1, 2013. However, if rate cuts are implemented retrospectively to payments already negotiated and/or received from the government, it could adversely affect our revenues and financial results. This risk may be amplified as our Medi-Cal membership may increase through, among other things, potential Medicaid expansion in California and our proposed participation in the CCI. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Therefore, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate whether there will be reductions in premiums and/or related health care cost recoveries nor can we estimate the range of any such reductions that may result in connection with AB 97. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” for additional information regarding proposals to reduce California's Medi-Cal provider reimbursement rates and other state and federal budgetary matters that may impact us. In addition, continued state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and HMOs, and could adversely affect our results of operations. Moreover, any enrollment freeze or significant delay in reimbursement payment from government programs in which we participate could adversely affect our business, financial condition, cash flows and results of operations. For example, in the past, budget issues have led the State of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
If we fail to effectively maintain our information management systems, it could adversely affect our business.
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have different information systems for our various businesses and these systems require the commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs and evolving industry and regulatory standards. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
We are in the process of reducing the number of systems that we operate. Any difficulty or unexpected delay associated with the transition to or from information systems, including in connection with the decommissioning of a system or the implementation of a new system; any inability or failure to properly maintain information management systems; any failure to efficiently and effectively consolidate our information systems, including to renew technology, maintain technology currency, keep pace with evolving industry standards or eliminate redundant or obsolete applications; or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory or other legal or compliance problems, significant increases in administrative expenses and/or other adverse consequences. If for any reason there is a business continuity interruption resulting in loss of access to or availability of data, we may, among other things, not be able to meet the full demands of our customers and, in turn, our business, results of operations, financial condition and cash flow could be adversely impacted. In addition, we obtain significant portions of our systems-related and other services and facilities, including our data center, from independent third parties and are considering expanding our outsourced information technology arrangements. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”
The Department of Health and Human Services mandated new standards in the electronic transmission of health care transactions, including claims, remittance, eligibility, claims status requests and related responses, and privacy and security standards, known as HIPAA 5010 that became effective in 2012. While we have implemented the HIPAA 5010 requirements to be able to exchange 5010 formats with our trading partners, the failure of our trading partners to implement the HIPAA 5010 requirements in a compliant manner could result in additional costs and administrative burden to us and have other adverse effects. Furthermore, CMS adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized. The new ICD-10 coding set is currently required to be implemented by October 2014. We will be required to incur significant additional expenses to implement and support the new ICD-10 coding set. If we have not adequately implemented HIPAA 5010 and/or do not adequately implement the requirements of the ACA and ICD-10 within the time period required, our results of operations, financial condition and cash flows would be adversely affected.

We also face challenges with respect to our implementation and support of the requirements of the ACA. Because federal and state regulators are still in the process of determining the final rules and regulations relating to the implementation of the ACA, there is substantial uncertainty with respect to these requirements, including, but not limited to requirements related to the state-based and federally facilitated exchanges, the assessment and collection of the health insurer fee and the reinsurance, risk adjustment and risk corridors programs. Among other things, we will need to define and implement new billing and payment capabilities and support new requests from third parties and government agencies for data collection and reporting. These additional demands will require us to make significant systems changes, including developing, investing in, configuring and installing new products and technology. Implementation of these requirements will require the expenditure of material resources and will require significant changes in many aspects of our business. See “—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us” for further information regarding the ACA and the challenges we face in implementing its provisions. There can be no assurances that we will be able to implement the systems changes or other modifications necessary to successfully meet the requirements of the ACA. If we do not successfully execute our strategic and operational objectives with respect to the ACA within the time period expected, our results of operations, financial condition and cash flows could be materially adversely affected.

We must comply with requirements relating to patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.
The Department of Health and Human Services has regulations in place under HIPAA relating to the privacy and security of protected health information (“PHI”). These regulations, as amended, require health plans, clearinghouses and providers to, among other obligations: comply with various requirements and restrictions related to the use, disclosure, storage, and transmission of PHI; adopt rigorous internal policies and procedures to safeguard PHI; and enter into specific written agreements with business associates that receive, use and/or create PHI on our behalf. HIPAA also established significant civil and criminal sanctions for violations. These regulations expose us to liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) of 2009 expanded HIPAA's requirements for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for violations, and imposed notice obligations in the event of a breach of unsecured PHI. The HITECH Act has been implemented on a rolling basis through subsequent rulemaking. On January 17, 2013, the Office of Civil Rights (“OCR”) of HHS issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act. The omnibus final rule becomes effective on March 26, 2013, with an applicable compliance date of September 23, 2013. Although our contracts with our business associates provide for protections of PHI by our business associates, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and state and federal privacy and security laws and regulations has resulted in and may in the future result in significant costs to us due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by us or our business associates. See also “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”
If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.
The collection, maintenance, use, disclosure and disposal of individually identifiable health information or data, including PHI, by our businesses are regulated at the federal and state levels, and in some cases are subject to contractual requirements. Despite the privacy and security measures we have in place to ensure compliance with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber attack, misplaced or lost data, programming and/or human errors or other similar events. For example, in January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We subsequently commenced an investigation of the contents of the unaccounted for server drives, including a detailed forensic review by computer experts, and determined that certain of these unaccounted for drives contain PHI and other personally identifiable information relating to certain individuals. We reported the loss to authorities and notified affected individuals. This matter is under review by various regulatory authorities. We are currently party to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to be affected by this incident. See “Item 3. Legal Proceedings” and “—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” for additional information about these actions and the associated risks.
A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems, and we have experienced external attacks on our network, such as, for example, reconnaissance probes and denial of service attempts. We have expended significant resources to protect against such attacks in the past, and will continue to do so in the future. Any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our members during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or to implement adequate preventive measures for all situations.
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
Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. Our Senior Notes payable balance was $399.1 million as of December 31, 2012. In addition, we have a $600 million five-year revolving credit facility that expires in October 2016. As of December 31, 2012, we had $100.0 million outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

Claims paying ability, financial strength, and debt ratings by nationally recognized statistical rating organizations are increasingly important factors in establishing the competitive position of insurance companies and managed care companies. We believe our claims paying ability and financial strength ratings also are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Rating agencies review our ratings periodically and there can be no assurance that our current ratings will be maintained in the future. Our ratings reflect each rating agency's independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors, and are subject to change. Potential downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.
We are a holding company and substantially all of our cash flow is generated by our subsidiaries. Our regulated subsidiaries are subject to restrictions on the payment of dividends and maintenance of minimum levels of capital.
As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended, certain of our subsidiaries must comply with certain minimum capital or tangible net equity (“TNE”) requirements. In addition, certain of our subsidiaries have agreed to certain undertakings to the Department of Managed Health Care, restricting dividends and loans to affiliates, to the extent that the payment of such would reduce its TNE below the minimum requirement or 130% of the minimum requirement, or reduce its cash-to-claims ratio below 1:1. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and free cash flow. For additional information regarding our regulated subsidiaries' statutory capital requirements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.”
Acquisitions, divestitures and other significant transactions may adversely affect our business.
We continue to evaluate the profitability realized or that we expect to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. The success of any such acquisition or divestiture depends, in part, upon our ability to identify suitable buyers or sellers, negotiate favorable contractual terms and, in many cases, obtain governmental approval. For acquisitions, success is also dependent upon efficiently integrating the acquired business into our existing operations. For divestitures, success may also be dependent upon efficiently reducing general and administrative or other functions for our remaining operations. In the event the structure of the transaction results in continuing obligations by the buyer to us or our customers, a buyer's inability to fulfill these obligations could lead to future financial loss on our part. As a seller, we may have significant continuing indemnification, administrative services or other obligations to the buyer. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, significant post-closing obligations, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.
On April 1, 2012, our subsidiary Health Net Life Insurance Company (“HNL”) sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare stand-alone prescription drug plan ("Medicare PDP") business to CVS Caremark and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. We recognized a $132.8 million pretax gain on the sale, or $114.8 million net of tax. We are subject to certain post-closing obligations in connection with the sale, including a prohibition against offering stand-alone Medicare PDP plans for one year following the closing, subject to certain exceptions. In addition, we provide Medicare PDP transition-related services to CVS Caremark in connection with the transaction. We have completed the majority of these services, but certain transition-related services are being provided in 2013. Among the other risks discussed above, if we are unable to reduce our general and administrative or other functions for our remaining operations, it could have an adverse impact on our business and financial condition.

The value of our intangible assets may become impaired.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $583 million as of December 31, 2012, representing approximately 15 percent of our total assets and 37 percent of our consolidated stockholders' equity at December 31, 2012.
In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine whether all or a portion of their carrying values may be impaired, in which case a charge to income may be necessary. This impairment testing requires us to make assumptions and judgments regarding estimated fair value including assumptions and estimates related to future earnings and membership levels based on current and future plans and initiatives, long-term strategies and our annual planning and forecasting processes, as well as the expected weighted average cost of capital used in the discount process. If estimated fair values are less than the carrying values of goodwill and other intangible assets, we may be required to record impairment losses against income. Any future evaluations resulting in an impairment of our goodwill and other intangible assets could materially impact our results of operations and stockholders' equity in the period in which the impairment occurs. A material decrease in stockholders' equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.
From time to time, we divest businesses that we believe are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Goodwill and Other Intangible Assets” for further discussion of our procedures related to goodwill and other intangible assets.
The value of our investment portfolio and our goodwill could be adversely impacted by varying economic and market conditions which could, in turn, have a negative effect on our results of operations and stockholders' equity.
Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2012, our available-for-sale investment securities were approximately $1.8 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.
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
Over time, the economic and capital market environment may further decline or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the impairment of certain investments. This could result in realized losses relating to other-than-temporary declines being charged against future income. There is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods, which could have an adverse effect on our results of operations, liquidity and financial condition. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our investment portfolio.
In addition, our regulated subsidiaries are also subject to state laws and regulations that govern the types of investments that are allowable and admissible in those subsidiaries' portfolios. There can be no assurance that our investment assets will produce total positive returns or that we will not sell investments at prices that are less than the carrying value of these investments. Changes in the value of our investment assets, as a result of interest rate fluctuations, illiquidity or otherwise, could have a negative effect on our stockholders' equity. In addition, if it became necessary for us to liquidate our investment portfolio on an accelerated basis, it could have an adverse effect on our results of operations.
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
Our $600 million revolving credit facility due in October 2016 requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of assets and engage in other activities. Our revolving credit facility also requires us to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure-Revolving Credit Facility” for further details regarding our revolving credit facility.
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
The market price of our common stock is subject to volatility. In 2012, the Morgan Stanley Healthcare Payor Index (the “HMO Index”), an index comprised of 10 managed care organizations, including Health Net, recorded an approximate 10.2% increase in its value, while the per share value of our common stock decreased by 20.1%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the HMO Index or the Standard & Poor's 400 Mid-Cap Index of which our common stock is also a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including the ACA and health care reform generally, public communications regarding managed care, legislative or regulatory actions, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, competition, earnings, proposed changes in government programs, receivable collections or membership reports of particular industry participants, and market speculation about or actual merger and acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.
Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and otherwise adversely affect our business.
Negative publicity regarding the managed health care industry could adversely affect our ability to market and sell our products and services.
Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding premium rate increases government investigations into the industry and our own business practices. In addition, health care and related health care reform and proposals have been and are expected to continue to be the subject of intense media attention and political debate. Such political discourse can often generate publicity that portrays managed care in a negative light. These risks will be exacerbated in the event we and other companies in our industry raise premium rates by more than has been done in recent years to price for the expanded benefits required by, and the fees, taxes and assessments imposed by, the ACA or to respond to any increase in medical cost trends. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of industry practices or litigation that could adversely affect us.
Managing executive succession and retention is critical to our success. If we are unable to manage the succession of our key executives, it could adversely affect our business.
We are dependent on retaining existing key executives and attracting additional qualified executives to meet current and future needs. We face intense competition for qualified executives, and there can be no assurance that we will be able to attract and retain such executives. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us or that we will be able to attract and retain suitable successors. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team.
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
The ACA includes broker and agent commissions as administrative expenses for purposes of calculating the minimum medical loss ratio. As a result, these expenses will be under the same cost reduction pressures as other administrative costs of health insurers, and there is pressure to make changes to existing commission structures for brokers and agents. For example, some of our competitors have reduced the commissions payable to brokers and agents for sales in the individual market, and we have implemented similar reductions in the individual market in California. In addition, the implementation of certain provisions of the ACA, including the exchanges, will open new distribution channels to customers or reduce or otherwise modify the roles that brokers play in our marketing and sales practices. Our relationships with brokers and agents could be adversely impacted by changes in our business practices to address these pressures and changing roles, including potential reductions in commissions and changes in the treatment of consulting fees.
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
Our products and services and our operations require a large number of employees. As of December 31, 2012, we employed 7,286 individuals on a full-time basis and 92 individuals on a part-time or temporary basis. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objectives, which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing health care environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. Our business could be adversely affected if we are unable to recruit, manage, enable and retain talent and meet upcoming challenges and opportunities. In addition, the impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company.
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
The achievement of any forecast depends on numerous risks and other factors, including those described in this report, many of which are beyond our control. In addition, the uncertainties associated with federal and state health care reform, challenging economic conditions and our potential participation in new government programs or the provision of new services and/or benefits to new populations, among other things, may make it particularly difficult to forecast our future performance. As a result, we cannot assure that our performance will meet any management forecasts or that the variation from such forecasts will not be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire mix of publicly available historical and forward-looking information, as well as other available information affecting us, our services, and our industry when evaluating our forecasts and other forward-looking statements relating to our operations and financial performance.

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
An outbreak of a pandemic disease and/or future terrorist activities, including bio-terrorism, could materially and adversely affect the U.S. economy in general and the health care industry specifically. Depending on the government's actions and the responsiveness of public health agencies and insurance companies, a large-scale public health epidemic or future acts of bio-terrorism could lead to, among other things, increased utilization of health care services and the associated increased health care costs due to increased in-patient and out-patient hospital costs, disruption of information and payment systems and the cost of any anti-viral medication used to treat affected people.
Disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in an adverse effect on our business, financial condition or results of operations.
Disasters such as fires, floods, earthquakes, tornados, power losses, virus outbreaks, telecommunications failures, break-ins or similar events could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan that is intended to provide us with the ability to recover our critical information technology systems in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.
Under the agreements that govern the Northeast Sale, we have retained responsibility for certain liabilities of the acquired business, which could have an adverse effect on our business, financial condition and results of operations.
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
Under the Stock Purchase Agreement, at the closing of the transactions contemplated by the agreement, we entered into a Non-Competition Agreement with the Buyer, pursuant to which we generally are prohibited from competing with the acquired business in the States of New York, New Jersey, Connecticut and Rhode Island for a period of five years from the closing, and from engaging in certain other restricted activities. Although we currently do not have any intention to engage in such prohibited activities during the term of the Non-Competition Agreement, circumstances could change and it may become in our best interests to engage in a business that is prohibited by the agreement. If this were to occur, in order to engage in the business we would be required to obtain the Buyer's consent under the Non-Competition Agreement, which the Buyer could withhold in its discretion. In the event that we are unable to engage in a business due to the terms of the Non-Competition Agreement, this could have an adverse effect on our prospects, business, financial condition or results of operations.
We also face other risks that could adversely affect our business, financial condition or results of operations, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principles;

•	a significant failure of our internal control over financial reporting;

•	our inability to convert to international financial reporting standards, if required;

•	failure of our prevention and control systems related to employee compliance with internal policies, including data security;

•	provider fraud that is not prevented or detected and impacts our medical costs or those of self-insured customers;

•	failure to protect our proprietary information; and

•	failure of our corporate governance policies or procedures.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease office space for our principal executive offices in Woodland Hills, California, which is used by each of our reportable segments. The operating lease for our executive offices expires on December 31, 2014 and relates to approximately 125,315 square feet. We also lease a separate 333,954 square foot facility in Woodland Hills primarily to house the operations for a significant portion of our Western Regions Operations reportable segment. The lease for this two-building facility expires December 31, 2021.
In Rancho Cordova and San Rafael, California, we lease an aggregate of approximately 593,216 square feet of office space that is used for operations in our Western Region Operations and Government Contracts reportable segments. The related leases expire at various dates ranging from December 2013 to June 2022.
In addition to the office space referenced above, we lease approximately 53 sites in 12 states, totaling approximately 648,258 square feet of space, which are used by our reportable segments for their respective operations. We also lease approximately 442,928 square feet of office space in Shelton, Connecticut under leases expiring at various dates ranging from 2013 to 2017. We no longer conduct operations in Shelton, and have subleased a portion of this space under subleases expiring at various dates ranging from 2013 to 2016.
We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support operations for all of our reportable segments.
We believe that our properties are adequate and suitable to meet our business needs.
Item 3. Legal Proceedings.
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Item 3 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Item 3 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Litigation and Investigations Related to Unaccounted-for Server Drives
We are a defendant in three related litigation matters pending in California state and federal courts relating to information security issues. On January 21, 2011, International Business Machines Corp. ("IBM"), which handles our data center operations, notified us that it could not locate several hard disk drives that had been used in our data center located in Rancho Cordova, California. We have since determined that personal information of approximately two million former and current Health Net members, employees and health care providers is on the drives. Commencing on March 14, 2011, we provided written notification to the individuals whose information is on the drives. To help protect the personal information of affected individuals, we offered them two years of free credit monitoring services, in addition to identity theft insurance and fraud resolution and restoration of credit files services, if needed.
On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the "Central District of California"), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the "Eastern District of California"), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco ("San Francisco County Superior Court") and the Superior Court of California, County of Sacramento ("Sacramento County Superior Court"). The consolidated amended complaint in the federal action pending in the Eastern District of California was filed on behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also named IBM as a defendant. It sought to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and sought statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys' fees and other relief. On January 20, 2012, the district court issued an order dismissing the consolidated complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court. On April 20, 2012, an amended complaint with a new plaintiff was filed against us, but no longer asserted claims against IBM. The amended complaint asserted the same causes of action and sought the same relief as the earlier complaint. On June 18, 2012, we filed a motion to dismiss the amended complaint, which is currently pending.
The San Francisco County Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs' claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed a petition for a writ of mandate with the California Court of Appeal seeking review of that ruling. On July 9, 2012, the Court of Appeal issued a peremptory writ of mandate directing the Superior Court to vacate its order granting the motion to compel arbitration and to enter an order denying the motion to compel.
The Sacramento County Superior Court proceeding was instituted on April 3, 2012 and is brought on behalf of a putative class of California members whose information was contained on the unaccounted for drives. The action contains the same claims and seeks the same relief as the case pending in the Eastern District of California. On June 18, 2012, we filed a demurrer seeking dismissal of this complaint, which is currently pending.
We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care ("DMHC"), the California Department of Insurance, the California Attorney General, the Massachusetts Office of Consumer Affairs and Business Regulation and the Office of Civil Rights of the U.S. Department of Health and Human Services.
We intend to vigorously defend ourselves against these claims; however, these proceedings are subject to many uncertainties.
Miscellaneous Proceedings
In the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, HIPAA, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry's business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against us, substantial non-economic or punitive damages are being sought.
Potential Settlements
We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Item 3, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Item 3, could be substantial and, in certain cases, could result in a significant earnings charge or impact on our cash flow in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange (“NYSE”) since January 2011.

	High	Low
Calendar Quarter—2011
First Quarter	$32.85	$26.82
Second Quarter	$34.03	$29.36
Third Quarter	$32.62	$20.51
Fourth Quarter	$31.26	$21.46

Calendar Quarter—2012
First Quarter	$40.22	$30.43
Second Quarter	$41.22	$23.80
Third Quarter	$27.42	$16.65
Fourth Quarter	$26.58	$21.09
On February 25, 2013, the last reported sales price per share of our common stock was $25.74 per share.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Company’s equity compensation plans is contained in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Holders of Common Stock
As of February 25, 2013, there were 1,678 registered holders of record of our common stock.
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
 Stock Repurchase Program
On March 18, 2010, our Board of Directors authorized our 2010 stock repurchase program pursuant to which a total of $300 million of our common stock could be repurchased. We completed our 2010 stock repurchase program in April 2011, at which time we had repurchased an aggregate of 10.8 million shares of our common stock since the inception of the program at an average price of $27.80 per share for aggregate consideration of $300 million.
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program, taking the total available authorization under our 2011 stock repurcahse program to $400 million as of that date. During the year ended December 31, 2012, we repurchased 2.1 million shares of our common stock for aggregate consideration of approximately $50.0 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2012 was $350.0 million. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2012, as of December 31, 2012:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	—		$—	$—	—	$76,341,683
February 1—February 28	488,964	(c)	39.28	19,205,186	—	$76,341,683
March 1—March 31	857	(c)	38.59	33,072	—	$400,000,000
April 1—April 30	—		—	—	—	$400,000,000
May 1—May 31	—		—	—	—	$400,000,000
June 1—June 30	561,600		24.75	13,899,362	561,600	$386,100,638
July 1—July 31	1,182,859	(c)	24.88	29,428,383	1,182,400	$356,682,688
August 1—August 31	336,279	(c)	19.95	6,709,955	334,761	$350,000,012
September 1—September 30	1,401	(c)	23.25	32,573	—	$350,000,012
October 1—October 31	1,503	(c)	23.06	34,659	—	$350,000,012
November 1—November 30	1,712	(c)	23.85	40,831	—	$350,000,012
December 1—December 31	3,668	(c)	24.91	91,366	—	$350,000,012
	2,578,843		$26.94	$69,475,387	2,078,761
 ________

(a)
During the twelve months ended December 31, 2012, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program, and the remaining authorization under the program as of December 31, 2012 was $350.0 million. Our 2011 stock repurchase program does not have an expiration date. During the twelve months ended December 31, 2012, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph
The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index. We calculate year-end values based on the closing prices from the final trading days in December 2007, 2008, 2009, 2010, 2011 and 2012. The graph assumes that $100 was invested on December 31, 2007 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group

Index weights the constituent companies' stock performance on the basis of market capitalization at the beginning of each annual period.
The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Coventry Health Care, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc.
Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Health Net	$100.00	$22.55	$48.22	$56.50	$62.98	$50.31
Standard & Poor’s 500 Index	$100.00	$63.01	$79.69	$91.71	$93.62	$108.59
Industry Peer Group Index	$100.00	$45.04	$57.48	$62.47	$83.88	$88.83
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

 Item 6. Selected Financial Data.
The following selected financial and operating data as of and for the years ended December 31, 2012, 2011, and 2010 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2009 and 2008 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums (1)	$10,459,098	$9,878,687	$9,492,460	$11,975,356	$11,926,881
Government contracts	689,121	1,416,619	3,344,483	3,104,700	2,835,261
Net investment income	82,434	74,161	71,181	105,930	91,042
Administrative services fees and other income (1)	17,968	11,523	21,126	61,976	48,259
Divested operations and services revenue (1)	40,471	34,446	186,167	—	—
Total revenues (1)	$11,289,092	$11,415,436	$13,115,417	$15,247,962	$14,901,443
INCOME SUMMARY (2):
Income (loss) from continuing operations	$25,681	$61,056	$171,885	$(81,948)	$91,149
Income on discontinued operation, net of tax	96,382	11,064	32,358	32,944	3,854
Net income (loss)	$122,063	$72,120	$204,243	$(49,004)	$95,003
NET INCOME (LOSS) PER SHARE—DILUTED (2):
Income (loss) from continuing operations	$0.31	$0.68	$1.73	$(0.79)	$0.85
Income of discontinued operation, net of tax	$1.16	$0.12	$0.33	$0.32	$0.03
Net income (loss)	$1.47	$0.80	$2.06	$(0.47)	$0.88
Weighted average shares outstanding:
Diluted	83,112	89,970	99,232	103,849	107,610
BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,152,622	$1,790,397	$2,022,112	$2,079,815	$2,172,859
Total assets	3,934,390	3,607,669	4,131,693	4,282,651	4,816,350
Loans payable—Current	—	—	—	104,007	27,335
Loans payable—Long term	100,000	112,500	—	100,000	253,992
Senior notes payable	399,095	398,890	398,685	398,480	398,276
Total stockholders’ equity (3)	1,557,030	1,443,146	1,694,416	1,695,783	1,752,126
OPERATING DATA:
Pretax margin from continuing operations (4)	0.3%	1.4%	2.1%	(0.5)%	0.9%
Western Region Operations health plans services medical care ratio (MCR) (4)	89.1%	86.5%	87.1%	87.1%	87.4%
Western Region Operations G&A expense ratio (4)	8.6%	8.6%	8.5%	8.2%	8.1%
Western Region Operations selling costs ratio (4)	2.4%	2.4%	2.5%	2.5%	2.9%
Western Region Operations health plan services premiums per member per month (PMPM) (4)	$341.28	$322.28	$315.55	$305.12	$287.96
Western Region Operations health plan services costs PMPM (4)	$304.01	$278.85	$274.70	$265.86	$251.64
Net cash provided by operating activities	$32,540	$103,380	$308,038	$82,659	$58,741
Net cash (used in) provided by investing activities	$(12,558)	$222,227	$(200,593)	$(135,174)	$(67,871)
Net cash provided by (used in) financing activities	$89,875	$(445,492)	$(440,110)	$67,117	$(329,686)

 __________
(1) Revenues for the years ended December 31, 2011, 2010, 2009 and 2008 were restated to reflect discontinued operations.

(2)
For 2012, includes a gain on sale of discontinued operation in the amount of $114.8 million after-tax. Our operating results for the year ended December 31, 2012 were impacted by approximately $35 million of adverse development related to prior years recorded as part of our health care cost. In addition, our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, a $5.0 million expense related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. For 2011, includes a $181 million pretax expense related to a litigation judgment in the first quarter. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts. For 2010, includes pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve adjustments and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. For 2009, includes pretax charges of $105.9 million for loss on Northeast Sale, $174.9 million of asset impairment on Northeast operations and $123.6 million related to our operations strategy, reductions for litigation reserve adjustments and Northeast Sale-related expenses. For 2008, includes pretax charges of $175.1 million for costs related to our operations strategy, legal and regulatory fees primarily associated with our rescission practices, estimated costs related to the settlement agreement for a large class action lawsuit, and other-than-temporary impairments of investments.

(3) No cash dividends were declared in any of the years presented.
(4) Restated for the years ended December 31, 2011, 2010, 2009 and 2008 to reflect the impact of discontinued operation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.4 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Through our subsidiaries, we also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. We have approximately 2.6 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Annual Report on Form 10-K as discontinued operations for the years ended December 31, 2012, 2011 and 2010. Accordingly, the information included in this Annual Report on Form 10-K regarding our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the years ended December 31, 2012, 2011 and 2010. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region and other health care-related government contracts. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information on the T-3 contract. In addition, we also provide behavioral health services to military families under the DoD's Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment. For additional information on our MFLC contract, see "— Results of Operations—Government Contracts Reportable Segment."
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
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. Following this review, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012. Prior period segment information has been conformed to this current presentation in this Annual Report on Form 10-K.
Prior to the sale of our Medicare PDP business, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United (the "Northeast Sale"). Beginning in the first quarter of 2012, this segment also includes the transition-related expenses of our divested Medicare PDP business. See Note 2 to our consolidated financial statements under the heading “Divested Operations and Services” and Notes 3 and 14 to our consolidated financial statements for additional information regarding our reportable segments, the Northeast Sale and the sale of our Medicare PDP business.
 How We Measure Our Profitability
Our profitability depends in large part on our ability to, among other things, effectively price our health care products; manage health care and pharmacy costs; contract with health care providers; attract and retain members; and manage our general and administrative (“G&A”) and selling expenses. In addition, factors such as state and federal health care reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business. Each of these factors may have a material impact on our business, financial condition or results of operations.
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
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Medicare revenue can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense generally includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.
G&A expenses include those costs related to employees and benefits, consulting and professional fees, marketing, business expansion initiatives, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products or provision of new services, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.
We measure our Government Contracts segment profitability based on pretax income, which is calculated as Government Contracts revenue less Government Contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts pretax income.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provide assistance in the transition activities related to both the T-3 contract and the prior TRICARE North Region contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information on our T-3 contract.
Under our previous TRICARE contract for the North Region, Government contracts revenue was made up of two major components: health care and administrative services. The health care component included revenue recorded for health care costs for the provision of services to our members, including paid claims and estimated incurred but not reported claims (“IBNR”) expenses for which we were at risk, and underwriting fees earned for providing health care and assuming underwriting risk in the delivery of care. The administrative services component encompassed fees received for all other services provided to both the government customer and to beneficiaries, including services such as medical management, claims processing, enrollment, customer services and other services unique to the managed care support contract with the government. Government contracts revenue and expenses included the impact from underruns and overruns relative to our target cost under the applicable contracts.
We measure our Divested Operations and Services segment profitability based on pretax income. This pretax income is calculated as Divested Operations and Services segment total revenues less Divested Operations and Services segment total expenses. See “—Results of Operations—Divested Operations and Services Reportable Segment Results” for a calculation of our Divested Operations and Services pretax income.
Health Care Reform Legislation
During the first quarter of 2010, President Obama signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things will impose a significant non-deductible tax (technically taking the form of a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, regulations relating to the health insurer fee have not yet been issued by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements unclear. If we are not able to incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. In addition, some of our competitors may have greater economies of scale, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible, it will generally represent a higher percentage of our profits, and therefore could impact us to a greater degree than these larger competitors. Moreover, some of our competitors, including, among others, government entities, certain non profits insurers and self funded plans, may not be required to pay the health insurer fee or may be required to pay only one-half the rate we will be required to pay, which may have an adverse effect on our ability to compete effectively. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.
In addition, the ACA requires the establishment of state-based or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington, among others, have passed legislation that will make coverage by health plans on their respective exchanges effective in 2014. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator. In some cases, the factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change, which could result in the exclusion of some carriers from the exchanges. In addition, states and the federal government are continuing to finalize other rules and regulations related to the actual operation of the exchanges, including, without limitation, with respect to state and federal rate review for plans offered on the exchanges, federal subsidies for premiums, cost-sharing reductions, mandated state "essential health benefits", the operation of reinsurance, risk corridors and risk adjustment mechanisms and the ability of participating insurers to continue to offer coverage to individuals and small group employers outside the exchanges. We have submitted bids to participate in certain exchanges, and intend to submit future bids in certain eligible counties, but due in part to the uncertainty and complexity of the regulatory environment surrounding the implementation of the exchanges, including, among other things, with respect to the required level of essential health benefits that must be provided by participants in the exchanges, there is no assurance that our bids or any participation in exchanges will be successful. The developing regulatory structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes will require us to modify our strategies and operations in response. For example, we will need to adjust our product offerings and marketing and sales practices, including through the development of new tools, to adapt to the new direct-to-consumer distribution channels that will be introduced in the exchanges. In response to these changes in the health care market, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. See “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional discussion on the risks related to the changing competitive landscape. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive landscape, our financial condition and results of operations may be adversely affected.
The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. Effectively adapting to these risk adjustment provisions may require us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. In addition, the risk adjustment mechanism relies on encounter data to define a health plan's average actuarial risk. The process of collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be materially adversely affected.
For a further discussion regarding the ACA and related legislation, including a description of certain of its key provisions and the proposed timetable for their implementation, see “Item 1. Business—Government Regulation—Health Care Reform Legislation”
Implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. In addition to the health insurer fee, the establishment of the exchanges and the risk adjustment provisions described above, some other potentially significant provisions of the ACA will not become effective until 2014 or later, including, but not limited to, the excise tax on high premium insurance policies, increased taxes on medical device manufacturers, increased fees on pharmaceutical manufacturers, the guaranteed issue requirement and the individual mandate. However, some of these provisions will have an earlier impact on our operations, including in connection with the setting of our premium rates as discussed above.
Various aspects of the ACA will transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA will require premium rate review in certain market segments and will require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, as part of the rate review process, certain insurers may be excluded from participating in the exchanges if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. As noted above with respect to the health insurer fee, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been issued. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, it is not yet clear how state regulators will respond to rate filings that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected. See “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” for further information on how these increased costs and our related ability to increase premium prices could affect our profitability.
We also face additional competition as new competitors enter the marketplace and existing competitors seize on opportunities to expand their business as a result of the ACA, including as discussed above with respect to the exchanges. For example, among other things, ACA provisions related to accountable care organizations, or “ACOs”, which are intended to create incentives for health care participants to work together to treat an individual across different care settings, may create opportunities for provider organizations to compete with us by assuming care management and other administrative responsibilities as part of a more integrated delivery system. However, there remains considerable uncertainty about the impact of the ACA on the health insurance market as a whole and what actions our competitors or potential competitors could take in response to the legislation. For additional information, see “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
Because of the magnitude, scope and complexity of the ACA, we also need to dedicate substantial resources and incur material expenses to implement the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
There is substantial uncertainty surrounding the implementation of the ACA, including with respect to clarifying regulations and other guidance that have yet to be issued or are subject to revision, potential legal and legislative challenges, changes in the competitive health care landscape resulting from the ACA as well as various state reform proposals and initiatives that in some cases enact benefit mandates that go beyond the provisions in the ACA. Any amendment or withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while recently proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDOI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDOI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California, Oregon and Washington will negotiate the price of coverage sold on these exchanges. These kinds of state regulations and legislation could limit or delay our ability to increase premiums even where actuarially supported and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can. For additional information, see “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations” and “Item 1A. Risk Factors—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.”
Further, the interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases, and we will be required to operate under and comply with the various laws of each of the states in which we operate. States may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. In the case of the ACA exchanges, we will be required to operate under and comply with the regulatory authority of the federal government in addition to the regimes of each of the states that establish and administer their own exchanges. For example, while California, Oregon and Washington have passed legislation establishing their own state-run exchanges, Arizona has declared that it will not create a state-run exchange and instead will rely on a federally facilitated exchange. If we do not successfully implement the various state law requirements of the ACA, including with respect to the exchanges, our financial condition and results of operations may be adversely affected.
Due to the unsettled nature of the ACA, its complexity, and the numerous steps required to implement it, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition and results of operations.
For additional information on federal and state health care reform and other potential new laws and regulations, as well as a discussion of the related risks that we face, see “Item 1. Business—Government Regulation—Health Care Reform Legislation,” “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” and “Item 1A. Risk Factors—Various health insurance reform proposals are also emerging at the state level which could have an adverse impact on us.”

Recent Developments
On November 2, 2012, our wholly-owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement ("Agreement") with the State of California's Department of Health Care Services ("DHCS") to settle historical rate disputes with respect to our participation in the state Medicaid program in California ("Medi-Cal"), for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement for an additional five years from their existing expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, seniors and persons with disabilities ("SPDs"), the duals demonstrations that are expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”), as discussed in more detail below; (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early; and (4) cooperate in good faith to develop an alternative rate dispute resolution process.
Effective January 1, 2013, the settlement account ("Account") was established with an initial balance of zero. The balance in the Account will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent our actual pre-tax margin (as defined in the Agreement) on our state-sponsored health care programs is below or above a pre-determined pre-tax margin target. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the "Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored healthcare programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. See "—Results of Operations—Western Region Operations Reportable Segment—State Sponsored Health Plans Rate Settlement Agreement" for information regarding how the alternative minimum amount is calculated.
The Agreement also provides that the parties will cooperate in good faith to develop an alternative rate dispute resolution process within 90 days of the execution of the Agreement or such later date as the parties agree. As of the date of the filing of this Annual Report on Form 10-K, the parties have not reached an agreement with respect to such an alternative rate dispute resolution process. There can be no assurance that the parties will ultimately reach such an agreement, and if they are unable to do so, future rate disputes will be handled through the process currently in effect.
The Agreement had no impact on our consolidated financial statements for the year ending December 31, 2012.
2012 Financial Performance Summary
Health Net’s financial performance in 2012 is summarized as follows:

•
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $114.8 million after-tax, in the year ended December 31, 2012. In the year ended December 31, 2012, we reported net income of $122.1 million or $1.47 per diluted share as compared to a net income of $72.1 million or $0.80 per share, for the same period in 2011. In the year ended December 31, 2012, we reported net income from continuing operations of $25.7 million or $0.31 per diluted share as compared to net income from continuing operations of $61.1 million or $0.68 per diluted share, for the same period in 2011. Our operating results for the year ended December 31, 2012 were impacted by approximately $35 million of adverse development related to prior years recorded as part of our health care cost. In addition, our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, $7.4 million in lease impairment costs related to our divested Northeast business, $5.0 million related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. For additional information on our cost management initiatives, see “Item 1A. Risk Factors—If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.” Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense related to a judgment in the AmCareco litigation (see Note 13 to our consolidated financial statements under the heading "AmCareco Judgment" for more information regarding the AmCareco litigation). In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts.

•	Western Region Operations enrollment was approximately 2.6 million as of December 31, 2012, a decrease of 1.1 percent compared with enrollment at December 31, 2011.

•	Total revenues for the year ended December 31, 2012 decreased by approximately 1.1 percent to $11.3 billion from the same period in 2011.

•	Western Region Operations segment pretax income decreased to $29.2 million in 2012 compared to $264.9 million in 2011.

•	Government Contracts segment pretax income decreased to $89.9 million in 2012 compared to $185.2 million in 2011.

•	Divested Operations and Services reportable segment pretax loss was $45.4 million in 2012 compared to $88.9 million in 2011.

•	Net cash provided by operating activities totaled $32.5 million for the year ended December 31, 2012 compared to $103.4 million for the same period in 2011.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$10,459,098	$9,878,687	$9,492,460
Government contracts	689,121	1,416,619	3,344,483
Net investment income	82,434	74,161	71,181
Administrative services fees and other income	17,968	11,523	21,126
Divested operations and services revenue	40,471	34,446	186,167
Total revenues	11,289,092	11,415,436	13,115,417
Expenses
Health plan services (excluding depreciation and amortization)	9,316,313	8,539,754	8,219,832
Government contracts	605,074	1,237,884	3,168,160
General and administrative	939,940	1,052,458	877,606
Selling	245,925	237,562	238,030
Depreciation and amortization	31,146	31,152	33,400
Interest	33,220	32,131	34,880
Divested operations and services expenses	85,824	163,546	295,324
Loss (adjustment to loss) on sale of Northeast health plan subsidiaries	—	(40,815)	(41,959)
Asset impairments	—	—	6,000
Early debt extinguishment charge	—	—	3,532
Total expenses	11,257,442	11,253,672	12,834,805
Income from continuing operations before income taxes	31,650	161,764	280,612
Income tax provision	5,969	100,708	108,727
Income from continuing operations	25,681	61,056	171,885
Discontinued operations:
(Loss) income from discontinued operation, net of tax	(18,452)	11,064	32,358
Gain on sale of discontinued operation, net of tax	114,834	—	—
Income on discontinued operation, net of tax	96,382	11,064	32,358

Net income	$122,063	$72,120	$204,243

Net income per share—basic:
Income from continuing operations	$0.31	$0.69	$1.75
Income on discontinued operation, net of tax	$1.18	$0.12	$0.33
Net income per share—basic	$1.49	$0.81	$2.08

Net income per share—diluted:
Income from continuing operations	$0.31	$0.68	$1.73
Income on discontinued operation, net of tax	$1.16	$0.12	$0.33
Net income per share—diluted	$1.47	$0.80	$2.06

Summary of Operating Results
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2011. In the year ended December 31, 2012, we reported, as a result of the sale, in our results of operations a loss from discontinued operation of $(18.5) million as compared to a $11.1 million income from discontinued operation for the same period in 2011. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $114.8 million after-tax, in the year ended December 31, 2012. As of December 31, 2011, we had 382,000 Medicare PDP members. As of December 31, 2012, we had no Medicare PDP members.
In the year ended December 31, 2012, we reported net income of $122.1 million or $1.47 per diluted share as compared to net income of $72.1 million or $0.80 per diluted share for the same period in 2011. For the year ended December 31, 2012, we reported net income from continuing operations of $25.7 million or $0.31 per diluted share as compared to net income from continuing operations of $61.1 million or $0.68 per diluted share for the same period in 2011. Pretax margin from continuing operations was 0.3 percent for 2012 compared to 1.4 percent for 2011.
 Our total revenues decreased 1.1 percent in the year ended December 31, 2012 to $11.3 billion from $11.4 billion in the same period in 2011. This decrease was primarily driven by the decline in our government contracts revenue due to the impact of the T-3 contract for the TRICARE North Region that commenced on April 1, 2011. Our government contracts revenues decreased by 51.4 percent in 2012 to $0.7 billion from $1.4 billion in 2011. Our government contracts costs decreased by 51.1 percent in 2012 to $0.6 billion from $1.2 billion in 2011. The declines in our government contracts revenues and costs are primarily due to the change from our prior contract for the TRICARE North Region, which was a risk-based contract, to the new T-3 contract, which is a cost reimbursement plus fixed fee contract. For additional information on our T-3 contract, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.
Health plan services premiums revenues increased by 5.9 percent to $10.5 billion in the year ended December 31, 2012, compared with $9.9 billion in the year ended December 31, 2011. Health plan services expenses increased by 9.1 percent from $8.5 billion in the year ended December 31, 2011 to $9.3 billion in the year ended December 31, 2012. Investment income increased to $82.4 million in the year ended December 31, 2012 compared with $74.2 million in the year ended December 31, 2011.
For the year ended December 31, 2012, health care costs were impacted by approximately $35 million of adverse development related to prior years. We believe this unfavorable reserve development for the year ended December 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. For the year ended December 31, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years. This favorable development was primarily due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. These unfavorable and favorable prior period reserve developments were recorded as part of health care costs. Our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, $5.0 million related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. For additional information regarding the AmCareco litigation, see Note 13 to our consolidated financial statements under the heading "AmCareco Judgment." This expense was recorded as part of our G&A expenses. Our operating results for the year ended December 30, 2011 were also impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Due to the sale of our Medicare PDP business to CVS Caremark on April 1, 2012, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2011 and 2010. In the year ended December 31, 2011, we reported in our results of operations an income from discontinued operation of $11.1 million as compared to a $32.4 million income from discontinued operation for the same period in 2010.
In the year ended December 31, 2011, we reported net income of $72.1 million or $0.80 per diluted share as compared to net income of $204.2 million or $2.06 per diluted share for the same period in 2010. For the year ended December 31, 2011, we reported net income from continuing operations of $61.1 million or $0.68 per diluted share compared to $171.9 million or $1.73 per diluted share for the same period in 2010. Pretax margin from continuing operations was 1.4 percent for 2011 compared to 2.1 percent for 2010.
Our total revenues decreased 13.0 percent in the year ended December 31, 2011 to $11.4 billion from $13.1 billion in the same period in 2010. This decrease was primarily driven by the decline in our government contracts revenue due to the impact of the change from our prior contract for the TRICARE North Region to our T-3 contract for the TRICARE North Region that commenced on April 1, 2011. Our government contracts revenues decreased by 57.6 percent in 2011 to $1.4 billion from $3.3 billion in 2010. Our government contracts costs decreased by 60.9 percent in 2011 to $1.2 billion from $3.2 billion in 2010. The declines in our government contracts revenues and costs are due to the change from our prior contract for the TRICARE North Region to our T-3 contract.
Health plan services premium revenues increased by 4.1 percent to $9.9 billion in the year ended December 31, 2011, compared with $9.5 billion in the year ended December 31, 2010. Health plan services expenses increased from $8.2 billion in the year ended December 31 2010 to $8.5 billion in the year ended December 31, 2011. Investment income increased to $74.2 million in the year ended December 31, 2011 compared with $71.2 million in the year ended December 31, 2010.
Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. This expense was recorded as part of our G&A expenses. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts. Our operating results for the year ended December 31, 2010 were impacted by pretax expenses of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve adjustments and a $42.0 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.
Days Claims Payable
Days claims payable ("DCP") for the year ended December 31, 2012 was 40.8 days compared with 39.0 days for the year ended December 31, 2011. Adjusted DCP, which we calculate in accordance with the paragraph below, for the year ended December 31, 2012 was 57.6 days compared with 54.5 days in the year ended December 31, 2011.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the year and multiplying that amount by the number of days in the year. In this Annual Report on Form 10-K, the following table presents an adjusted DCP metric that subtracts capitation, provider and other claims settlements and Medicare Advantage Prescription Drug ("MAPD") payables/costs from the Claims Reserve and Health Plan Costs. For the year ended December 31, 2011, adjusted DCP also subtracts reserve for claims and other settlements related to discontinued operations from the Claims Reserve. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. In addition, solely with respect to the year ended December 31, 2011, adjusted DCP excludes from Claims Reserve the reserves relating to discontinued operations. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the presentation below and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Year Ended December 31,
	2012	2011
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,038.0	$912.1
Less: Reserve for Claims and Other Settlements Related to Discontinued Operations	—	(31.7)
Reserve for Claims and Other Settlements excluding Discontinued Operations	$1,038.0	$880.4
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(105.0)	(59.0)
(2) Reserve for Claims and Other Settlements—Adjusted	$933.0	$821.4
(3) Health Plan Services Cost—GAAP	$9,316.3	$8,539.8
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(3,386.3)	(3,041.7)
(4) Health Plan Services Cost—Adjusted	$5,930.0	$5,498.1
(5) Number of Days in Period	366	365
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	40.8	39.0
(2) / (4) * (5) Days Claims payable—Adjusted (using end of period reserve amount)	57.6	54.5
Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(Dollars in millions)
Continuing Operations:
Income tax expense from continuing operations	$6.0	$100.7	$108.7
Effective income tax rate for continuing operations	18.9%	62.3%	38.7%
Discontinued Operation:
Income tax (benefit) expense from discontinued operation	$(10.3)	$6.2	$17.9
Effective income tax rate for discontinued operation	35.8%	35.8%	35.6%
Income tax expense from gain on sale of discontinued operation A	$18.0
Effective income tax rate for gain on sale of discontinued operation A	13.5%
________
A - For the years ended December 31, 2011 and 2010, we had no sale of a discontinued operation; therefore, income tax expense from gain on sale of discontinued operation and the corresponding effective income tax rate are not applicable.
Continuing Operations
The effective income tax rate for continuing operations was 18.9% and 62.3% for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, a judgment was rendered in the AmCareco litigation (see Note 13 to our consolidated financial statements for additional information regarding the AmCareco litigation) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rates from the 2011 to 2012 periods presented above is as a result of the absence of such litigation effects in 2012. Additionally, our tax rate for the year ended December 31, 2012 is lower than the statutory federal rate of 35% primarily due to the effect of tax-exempt income and reductions of valuation allowances against deferred assets, which resulted from the utilization of capital loss carryforwards against gains on sale of the marketable securities. Such beneficial impacts are partially offset by the effect of certain compensation treated as non-deductible under the ACA.
The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2011 primarily due to state income taxes, and most significantly due to the effect of a valuation allowance against deferred tax assets established as a result of the decision rendered in 2011 in the AmCareco litigation. The effective income tax rate differs from the statutory federal tax rate of 35% for the year ended December 31, 2010 primarily due to state and local income taxes.
Discontinued Operation
For the year ended December 31, 2012, we recorded tax expense of $18.0 million net against the gain on sale of discontinued operation. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business. An effective tax rate was only applicable to the year ended December 31, 2012 because that is the only period for which a gain on sale of discontinued operation was recorded. The effective tax rate differs from the federal statutory rate of 35% due primarily to the impact of nondeductible goodwill impairment and a reduction in the valuation allowance against deferred tax assets, which resulted from the utilization of capital loss carryforwards against the gain on the sale of our Medicare PDP business.
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the years ended December 31, 2011 and 2010. We recorded tax benefits of $10.3 million against losses from discontinued operation for the year ended December 31, 2012. We recorded tax expense of $6.2 million and $17.9 million net against the income from discontinued operation for the years ended December 31, 2011 and 2010, respectively. The effective income tax rates related to income or loss from discontinued operation remained relatively constant throughout 2011 and 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been reclassified as discontinued operation for the years ended December 31, 2012, 2011 and 2010, respectively.
Western Region Operations Segment Membership

				Change
	As of December 31,			2012 v 2011		2011 v 2010
	2012	2011	2010	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	(Membership in thousands)
California
Large Group	696	826	843	(130)	(15.7)%	(17)	(2.0)%
Small Group and Individual	313	308	348	5	1.6%	(40)	(11.5)%
Commercial Risk	1,009	1,134	1,191	(125)	(11.0)%	(57)	(4.8)%
Medicare Advantage	145	125	133	20	16.0%	(8)	(6.0)%
Medi-Cal/Medicaid	1,084	1,009	901	75	7.4%	108	12.0%
Total California	2,238	2,268	2,225	(30)	(1.3)%	43	1.9%
Arizona
Large Group	82	77	56	5	6.5%	21	37.5%
Small Group and Individual	59	63	41	(4)	(6.3)%	22	53.7%
Commercial Risk	141	140	97	1	0.7%	43	44.3%
Medicare Advantage	43	41	49	2	4.9%	(8)	(16.3)%
Total Arizona	184	181	146	3	1.7%	35	24.0%
Oregon (including Washington)
Large Group	26	50	51	(24)	(48.0)%	(1)	(2.0)%
Small Group and Individual	57	42	44	15	35.7%	(2)	(4.5)%
Commercial Risk	83	92	95	(9)	(9.8)%	(3)	(3.2)%
Medicare Advantage	46	39	40	7	17.9%	(1)	(2.5)%
Total Oregon (including Washington)	129	131	135	(2)	(1.5)%	(4)	(3.0)%
Total Health Plan Enrollment
Large Group	804	953	950	(149)	(15.6)%	3	0.3%
Small Group and Individual	429	413	433	16	3.9%	(20)	(4.6)%
Commercial Risk	1,233	1,366	1,383	(133)	(9.7)%	(17)	(1.2)%
Medicare Advantage	234	205	222	29	14.1%	(17)	(7.7)%
Medi-Cal/Medicaid	1,084	1,009	901	75	7.4%	108	12.0%
	2,551	2,580	2,506	(29)	(1.1)%	74	3.0%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Total Western Region Operations enrollment at December 31, 2012 was approximately 2.6 million members, a decrease of 1.1 percent compared with enrollment at December 31, 2011. Total enrollment in our California health plan decreased by 1.3 percent to approximately 2.2 million members from December 31, 2011 to December 31, 2012.

Western Region Operations commercial enrollment declined by 9.7 percent from December 31, 2011 to approximately 1.2 million members at December 31, 2012, primarily due to increasingly competitive markets and our strategy to reposition our commercial book of business. Enrollment in our large group segment decreased by 15.6 percent or 149,000 members to 804,000 members, from December 31, 2011 to December 31, 2012, primarily due to our commercial strategy. Enrollment in our small group and individual segment increased by 3.9 percent, from 413,000 members at December 31, 2011 to 429,000 members at December 31, 2012. Membership in our tailored network products increased by 0.9 percent, or 3,900 members, from December 31, 2011 to December 31, 2012. As of December 31, 2012, tailored network products accounted for 35.0 percent of our Western Region Operations commercial enrollment compared with 31.3 percent at December 31, 2011. For additional information on our tailored network products, see "Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations."
Enrollment in our Medicare Advantage plans in the Western Region Operations at December 31, 2012 was 234,000 members, an increase of 14.1 percent compared with December 31, 2011. The increase in Medicare Advantage membership was due to gains of approximately 20,000 members in California, 7,000 members in Oregon and 2,000 members in Arizona.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medicaid enrollment in California increased by 75,000 members or 7.4 percent to 1,084,000 members at December 31, 2012 compared with 1,009,000 million members at December 31, 2011. The increase in the Medicaid membership includes the impact of our participation in California's mandatory enrollment of SPDs into managed care programs such as ours. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 and ended on May 31, 2012. As of December 31, 2012, we had approximately 115,000 total SPD members, of which 87,000 are from the newly mandated transition of those members to managed care that began in June 2011.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2012, approximately 490,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 52 percent of our Medi-Cal membership and approximately 51 percent of our membership in all California state health programs. As part of our recent settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our recent settlement agreement with DHCS, see "—Medi-Cal Rate Settlement Agreement" below.
 Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Total Western Region Operations enrollment at December 31, 2011 was approximately 2.6 million members, an increase of 3.0 percent compared with enrollment at December 31, 2010. Total enrollment in our California health plan increased by 1.9 percent to approximately 2.3 million members from December 31, 2010 to December 31, 2011.
Western Region Operations commercial enrollment declined by 1.2 percent from December 31, 2010 to approximately 1.4 million members at December 31, 2011, primarily due to pricing competition and overall weak employment levels. Enrollment in our large group segment increased by less than 1 percent or 3,000 members to 953,000 members at December 31, 2011 compared to December 31, 2010. Enrollment in our small group and individual segment in the Western Region Operations decreased by 4.6 percent, from 433,000 members at December 31, 2010 to 413,000 members at December 31, 2011 primarily due to pricing competition and overall weak employment levels. Membership in our tailored network products increased by 35.1 percent, or 111,000 members, from December 31, 2010 to December 31, 2011 as our customers increasingly made purchasing decisions based on the financial value of the product rather than broader network choice in 2011. As of December 31, 2011, tailored network products accounted for 31.3 percent of our Western Region Operations commercial enrollment compared with 22.9 percent at December 31, 2010.
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

Medicaid enrollment in California increased by 108,000 members or 12.0 percent to 1,009,000 members as of December 31, 2011 compared with December 31, 2010. The increase in the Medicaid membership includes the impact of our participation in California's SPD and expansion into additional counties. We added approximately 52,000 new SPD members as of December 31, 2011.
As of December 31, 2011, 468,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 54 percent of our Medi-Cal membership and approximately 46 percent of our membership in all California state health programs.
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
California Coordinated Care Initiative
In 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The stated purpose of the CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or "dual eligibles," as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services. Accordingly, in participating counties, the CCI will establish a voluntary three-year “duals demonstration” program to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS.
The DHCS has selected eight counties to participate in the CCI-Los Angeles, San Diego, Orange, San Bernardino, Riverside, Alameda, San Mateo and Santa Clara. Health plans selected to participate in the CCI in a given county will be required to provide a full range of benefits for medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral and LTSS. On April 4, 2012, DHCS selected us to participate in the CCI for both Los Angeles County and San Diego County. We currently do not provide all of the benefits required for participation in the CCI, including, among others, custodial care in nursing homes and in-home support services. We will need to make arrangements to provide such benefits either directly or by subcontracting with other parties prior to the commencement of the CCI.
Dual eligibles are expected to receive advance notice regarding their enrollment options which varies by county. As currently proposed, the duals demonstration would continue for a three-year term ending December 31, 2016 and beginning no sooner than September 1, 2013 with initial enrollment occurring on a phased in basis based on birth date.
The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the CCI in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the duals demonstration. Dual eligibles who "opt out" will continue to receive Medi-Cal benefits through a managed care health plan under the CCI, but will receive separate fee-for-service Medicare benefits. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined. The initial enrollment period in Los Angeles County will be phased in over 18 months.
The DHCS has selected us and three other health plans for the CCI in San Diego County. Dual eligibles in San Diego County will be able to select to receive benefits from any one of these health plans, or elect an “opt out” option similar to the option in Los Angeles County. If no selection is made, the dual eligibles will be passively enrolled and allocated to one of the health plans. The methodology for this allocation process has yet to be determined. The initial enrollment period in San Diego County will be phased in over 12 months.
Participation in the duals demonstration would require us to enter into a three-way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles. The CCI is subject to the approval of CMS. Prior to CMS' determination on whether to approve the CCI, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, on an ongoing basis we will likely be required to make certain filings with, and obtain approvals from, the State of California Department of Managed Health Care (the “DMHC”) in

connection with our proposed participation in the CCI. For example, on October 1, 2012, the DMHC approved certain modifications to the internal organizational structure of our subsidiaries related to our participation in the CCI.
Our participation in the CCI, and the duals demonstration in particular, represents a significant new business opportunity for us. However, we will not be able to participate in the CCI in either Los Angeles or San Diego County unless a number of objectives and conditions are met including, among others, our entry into a contract on satisfactory terms (including, without limitation, satisfactory rates) with the DHCS and CMS for the CCI and our execution of necessary modifications to our internal administrative and operations structure to meet the demands of the CCI. Certain of these conditions are outside of our control and there can be no assurances that we will be able to meet all of the objectives and conditions necessary for our participation in the CCI in Los Angeles County, San Diego County or both. In addition, the changes to our administrative and operations structure will include implementing delivery systems for benefits with which we have limited operating experience, including LTSS. We expect that we will incur material incremental costs to prepare for the CCI. If we do not participate in the CCI in either county, this would result in the loss of some or all of the resources that have been and will be invested in this opportunity and could have a material adverse effect on our business and the trading price of our common stock.
In addition, if we participate in the CCI in either Los Angeles or San Diego County, there can be no assurance that this business opportunity will prove to be successful. The CCI is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the CCI will be subject to a number of risks inherent in untested health care initiatives. For example, there may be difficulties in the implementation of the duals demonstration that could detract from its acceptance by beneficiaries or increase our costs of participation in the duals demonstration. In addition, our participation in the CCI will require us to provide benefits with which we have limited operating experience, including but not limited to LTSS. Our failure to organize and deliver on this new model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in our proposed participation in the CCI include that dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or fail to obtain suitable rates under our agreement with CMS and DHCS, our participation in the CCI may prove to be unprofitable. In addition, we may not be able to effectively design and implement the necessary modifications to our internal administrative and operations structure to meet the demands of the CCI, which may negatively impact our profitability in the CCI and have an adverse effect on our financial condition and results of operations. For example, our profitability in the CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, either directly or by subcontracting with other parties. Because we have limited operating experience in providing and administering this benefit, particularly with respect to cost management, there is no assurance that we will be able to make such arrangements on favorable terms, which may adversely affect our results of operations. Our failure to successfully participate in the CCI could have a material adverse effect on our business, financial condition and/or results of operations.For additional discussion of the various conditions and risks associated with our proposed participation in the CCI, see "Item 1A. Risk Factors—We will not be able to participate in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles County or San Diego County unless a number of objectives and conditions are met” and “Item 1A. Risk Factors—If we participate in the California Coordinated Care Initiative in Los Angeles County and/or San Diego County, this business opportunity may prove to be unsuccessful for a number of reasons."
State-Sponsored Health Plans Rate Settlement Agreement
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into an Agreement with the DHCS to settle historical rate disputes with respect to our participation in Medi-Cal for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement for an additional five years from their existing expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPD, the duals demonstration that is expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform; (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early; and (4) cooperate in good faith to develop an alternative rate dispute resolution process.
The Agreement provides for the establishment of a settlement account (the “Account”). The Account was created on January 1, 2013 with an initial balance of zero, and will be settled in cash on December 31, 2019, except that under certain circumstances DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the “Term”).

During the Term, the deficit or surplus will be calculated annually and the resulting balance in the Account will be adjusted accordingly. Cash settlement of the Account will occur upon expiration of the Term as provided in the Agreement, subject to certain provisions for interim partial settlement payments to us in the event that DHCS terminates any of our state-sponsored healthcare programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. The alternative minimum amount is calculated as follows: (i) $264 million, minus (ii) any partial settlement payments previously made to us by DHCS, minus (iii) 50% of the pre-tax income on our state-sponsored healthcare programs business in excess of a 2.0% pre-tax margin for each calendar year of the Term. Under the Agreement, DHCS will make an interim partial settlement payment to us based on a pro-rata portion of the alternative minimum amount if it terminates any of our state-sponsored healthcare programs contracts early. We believe that the use of the Account will help promote greater financial stability and predictability in our state health care programs business during the Term.
The Agreement also provides that the parties will cooperate in good faith to develop an alternative rate dispute resolution process within 90 days of the execution of the Agreement or such later date as the parties agree. As of the date of the filing of this Annual Report on Form 10-K, the parties have not reached an agreement with respect to such an alternative rate dispute resolution process. There can be no assurance that the parties will ultimately reach such an agreement, and if they are unable to do so, future rate disputes will be handled through the process currently in effect. See "—Recent Developments" for additional information.

Western Region Operations Segment Results

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$10,459,098	$9,876,343	$9,421,310
Net investment income	82,434	74,092	70,279
Administrative services fees and other income	17,957	11,523	26,540
Total revenues	10,559,489	9,961,958	9,518,129
Health plan services	9,316,922	8,545,623	8,201,876
General and administrative	903,142	851,012	803,101
Selling	245,925	237,360	234,879
Depreciation and amortization	31,145	31,140	33,234
Interest	33,220	31,946	34,880
Total expenses	10,530,354	9,697,081	9,307,970
Income from continuing operations before income taxes	29,135	264,877	210,159
Income tax (benefit) provision	(1,034)	96,324	79,473
Income from continuing operations	$30,169	$168,553	$130,686
Pretax margin	0.3%	2.7%	2.2%
Commercial premium yield	4.7%	5.1%	7.9%
Commercial premium PMPM (d)	$374.99	$358.04	$340.81
Commercial health care cost trend	9.1%	4.0%	7.1%
Commercial health care cost PMPM (d)	$333.17	$305.27	$293.51
Commercial MCR (e)	88.8%	85.3%	86.1%
Medicare Advantage MCR (e)	89.3%	90.3%	88.8%
Medicaid MCR (e)	89.4%	85.5%	87.7%
Health plan services MCR (a)	89.1%	86.5%	87.1%
G&A expense ratio (b)	8.6%	8.6%	8.5%
Selling costs ratio (c)	2.4%	2.4%	2.5%

__________

(a)	Health plan services medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes ASO member months.

(e)
Commercial, Medicare Advantage or Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

 Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenues
Total revenues in our Western Region Operations segment in the year ended December 31, 2012 increased 6.0 percent to $10.6 billion compared to the same period in 2011 primarily due to increases in premiums revenue. Health plan services premiums revenues in our Western Region Operations segment increased 5.9 percent to $10.5 billion for the year ended December 31, 2012 compared to the same period in 2011 primarily due to increases in our Medi-Cal and Medicare Advantage enrollment.
Investment income in our Western Region Operations segment increased to $82.4 million for the year ended December 31, 2012 up from $74.1 million for the same period in 2011 due to higher available-for-sale investments balances and an increase in realized gains.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $9.3 billion for the year ended December 31, 2012, a 9.0 percent increase compared to $8.5 billion for the year ended December 31, 2011. We believe the increase in health plan services expenses for the year ended December 31, 2012 was primarily caused by adverse development that occurred in the first and second quarters of 2012 primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. In addition, health plan services expenses increased due to increases in our Medi-Cal and Medicare Advantage enrollment.
Commercial Premium Yield and Health Care Cost Trends
In our Western Region Operations segment, commercial premium yields PMPM increased by 4.7 percent to approximately $375 for the year ended December 31, 2012 compared to an increase of 5.1 percent to approximately $358 in the same period of 2011. This percentage change decrease in the 2012 premium yield compared to that in 2011 is due to higher percentage of members enrolled in our tailored network products, as discussed above in the "—Western Region Operations Segment Membership" section.
Commercial health care costs PMPM in our Western Region Operations segment increased by 9.1 percent to approximately $333 in the year ended December 31, 2012 compared to an increase of 4.0 percent to approximately $305 in the year ended December 31, 2011. The commercial health care cost trends for physician, hospital and pharmacy were 6.5 percent, 12.1 percent and 0.8 percent, respectively, in 2012. The commercial health care cost trends for physician, hospital and pharmacy were 4.1 percent, 3.1 percent and 9.5 percent, respectively, in 2011. We believe the main cause of the increase in the commercial health care cost trends for the year ended December 31, 2012 was adverse development that occurred in the first and second quarters of 2012 primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 89.1 percent for the year ended December 31, 2012 compared with 86.5 percent for the year ended December 31, 2011.
Commercial MCR in our Western Region Operations segment was 88.8 percent for the year ended December 31, 2012, compared with 85.3 percent for the year ended December 31, 2011. The deterioration of 350 basis points in commercial MCR for the year ended December 31, 2012 compared to the same period in 2011 is primarily due to adverse prior period development that occurred in the first and second quarters of 2012 when compared to favorable prior period development that occurred in 2011.
The Medicare Advantage MCR in in our Western Region Operations segment was 89.3 percent for the year ended December 31, 2012 compared with 90.3 percent for the year ended December 31, 2011. The Medicare Advantage MCR improved 100 basis points for the year ended December 31, 2012 compared to the same period in 2011 primarily due to enrollment growth combined with moderate cost trends.
The Medicaid MCR was 89.4 percent for the year ended December 31, 2012 compared with 85.5 percent for the year ended December 31, 2011. This increase is due to primarily to higher claims experience in SPD membership. Our SPD membership generally has a higher MCR than our non-SPD membership.
G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $903.1 million for the year ended December 31, 2012 compared with $851.0 million for the year ended December 31, 2011. The G&A expense ratio was flat at 8.6 percent for each of the years ended December 31, 2012 and 2011.

Selling expense in our Western Region Operations segment was $245.9 million for the year ended December 31, 2012 compared with $237.4 million for the year ended December 31, 2011. The selling costs ratio was 2.4 percent for each of the years ended December 31, 2012 and 2011.
Interest expense in our Western Region Operations segment was $33.2 million for the year ended December 31, 2012 compared with $31.9 million for the year ended December 31, 2011. The year over year increase is primarily due to a higher cost of borrowing under our new revolving credit facility, which we entered into in October 2011.
Year Ended December 31, 2011 compared to Year Ended December 31, 2010
Revenues
Total revenues in our Western Region Operations segment in the year ended December 31, 2011 increased 4.7 percent to $10.0 billion compared to the same period in 2010 primarily due to increases in premiums revenues. Health plan services premiums revenues in the Western Region Operations increased 4.8 percent to $9.9 billion for the year ended December 31, 2011 compared to the same period in 2010.
Investment income in our Western Region Operations segment increased to $74.1 million for the year ended December 31, 2011 from $70.3 million for the same period in 2010 due to an increase in realized gains.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were 8.5 billion for the year ended December 31, 2011 compared to 8.2 billion for the year ended December 31, 2010.
Commercial Premium Yield and Health Care Cost Trends
In our Western Region Operations segment, commercial premium yields PMPM increased by 5.1 percent to approximately $358 for the year ended December 31, 2011 compared to an increase of 7.9 percent to approximately $341 in the same period of 2010. This percentage change decrease in the 2011 premium yield compared to that in 2010 is due to geographic and product mix including higher percentage of members enrolled in our tailored network products as discussed above in the "—Western Region Operations Segment Membership" section.
Commercial health care costs PMPM in our Western Region Operations segment increased by 4.0 percent to approximately $305 in the year ended December 31, 2011 compared to an increase of 7.1 percent to approximately $294 in the year ended December 31, 2010. The commercial health care cost trends for physician, hospital and pharmacy were 4.1 percent, 3.1 percent and 9.5 percent, respectively, in 2011. The increase in the 2011 health care cost trend is driven by higher unit cost; particularly, pharmacy cost trend in 2011, which is primarily driven by price increases on branded medications in advance of upcoming generic conversions of certain drugs. The commercial health care cost trends for physician, hospital and pharmacy in 2010 was 7.6 percent, 6.0 percent and 11.1 percent, respectively. These decreasing health care cost trends seen in 2011 as compared to the trends seen in 2010 are primarily due to a higher percentage of members enrolled in our tailored network products and lower utilization trends.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 86.5 percent for the year ended December 31, 2011 compared with 87.1 percent for the year ended December 31, 2010.
Our Western Region Operations commercial MCR was 85.3 percent for the year ended December 31, 2011, compared with 86.1 percent for the year ended December 31, 2010. This is due to an increase in commercial premium yields outpacing the health care cost increase.
The Medicare Advantage MCR in our Western Region Operations segment was 90.3 percent for the year ended December 31, 2011 compared with 88.8 percent for the year ended December 31, 2010. The Medicare Advantage MCR deteriorated 150 basis points for the year ended December 31, 2011 compared to the same period in 2010 primarily due to the adverse effect of enrollment declines driven by our inability to enroll new members due to the sanctions imposed against us by CMS in 2010.
The Medicaid MCR in our Western Region Operations segment was 85.5 percent for the year ended December 31, 2011 compared with 87.7 percent for the year ended December 31, 2010. This decrease is due to an increase in the premium yield outpacing the increase in the Medicaid health care cost trend.

G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $851.0 million for the year ended December 31, 2011 compared with $803.1 million for the year ended December 31, 2010. The G&A expense ratio was 8.6 percent for the year ended December 31, 2011 and 8.5 percent for the year ended December 31, 2010.
Selling expense in our Western Region Operations segment was $237.4 million for the year ended December 31, 2011 compared with $234.9 million for the year ended December 31, 2010. The selling costs ratio was 2.4 percent for the year ended December 31, 2011 and 2.5 percent for the year ended December 31, 2010.
Interest expense in our Western Region Operations segment was $31.9 million for the year ended December 31, 2011 compared with $34.9 million for the year ended December 31, 2010. The year over year decline is primarily due to lower letter of credit fees.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010 and became effective on April 1, 2011. We were the managed care contractor for the DoD's previous TRICARE contract in the North Region, which ended on March 31, 2011. On March 22, 2012, the DoD exercised option period 3, which commenced on April 1, 2012. The Department of Defense has notified us of its intent to exercise option period 4, which would extend our T-3 contract through March 31, 2014. If all remaining option periods are exercised, the T-3 contract would conclude on March 31, 2015, and if all remaining option periods are exercised, the T-3 contract for the North Region would conclude on March 31, 2015.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition activities related to the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information on the T-3 contract.
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in seven states covering approximately 14,000 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, entered into a new MFLC contract awarded by the DoD. The newly awarded contract is a second-generation contract under the MFLC program. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services was the sole contractor under the original MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the new MFLC contract. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, we expect that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. MHN Government Services is currently providing counseling services to military service members and their families under the new MFLC contract and simultaneously is transitioning out of the original MFLC contract. Revenues from the MFLC contracts were $221.3 million, $258.6 million and $274.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Government Contracts Segment Membership

	2012	2011	2010
	(Membership in thousands)
Membership under T-3 TRICARE contract and North Region TRICARE contract	2,883	3,004	3,090

Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million, and 3.0 million Military Health System (MHS) eligible beneficiaries as of December 31, 2012, and 2011, respectively.
As a result of the award of the T-3 contract for the TRICARE South Region, responsibility for the delivery of services for the Fort Campbell area of Kentucky and Tennessee was realigned from the TRICARE North Region to the TRICARE South Region. This realignment was expected, and as a result, effective April 1, 2012 we were no longer responsible for servicing the approximately 116,000 eligible beneficiaries in the Fort Campbell area under our T-3 contract. This realignment had no material impact to our consolidated results of operations.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Government contracts revenues	$689,121	$1,416,619	$3,344,483
Government contracts costs	599,211	1,231,388	3,165,747
Income from continuing operations before income taxes	89,910	185,231	178,736
Income tax provision	35,777	75,092	73,197
Income from continuing operations	$54,133	$110,139	$105,539
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Government contracts revenues decreased by $727.5 million, or 51.4 percent, for the year ended December 31, 2012 as compared to the same period in 2011. Government contracts costs decreased by $632.2 million or 51.3 percent for the year ended December 31, 2012 as compared to the same period in 2011. These declines were primarily due to the impact of the new T-3 contract for the TRICARE North Region, under which health care costs and related reimbursements are excluded from our consolidated statement of operations as a result of moving from a risk-based contract to a cost reimbursement plus fixed fee contract.
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
Our previous TRICARE contract for the North Region included a target cost and underwriting fee for reimbursed health care costs, which was negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognized changes in our estimate for the target cost underruns and overruns when the amounts became determinable, supportable, and the collectability was reasonably assured. As a result of changes in the estimate during the year ended December 31, 2011, we recognized a decrease in revenue of $42 million and a decrease in cost of $52 million. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million.

Divested Operations and Services Reportable Segment Results

The following table summarizes the operating results for the Divested Operations and Services reportable segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Health plan services premiums	$—	$2,344	$71,150
Net investment income	—	69	900
Administrative services fees and other income	11	—	46
Divested operations and services revenue	40,471	34,446	186,167
Total revenues	40,482	36,859	258,263
Health plan services	174	930	64,464
General and administrative	(94)	1,714	15,663
Selling	—	202	3,150
Depreciation and amortization	1	12	161
Interest	—	185	—
Divested operations and services expenses	85,824	163,546	295,324
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(40,815)	(41,959)
Asset impairment	—	—	6,000
Total expenses	85,905	125,774	342,803
Loss from continuing operations before income taxes	(45,423)	(88,915)	(84,540)
Income tax benefit	(17,858)	(40,769)	(34,914)
Loss from continuing operations	$(27,565)	$(48,146)	$(49,626)
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
As a result of entering into a definitive agreement in January 2012 to sell our Medicare PDP business, we reviewed our reportable segments in the first quarter of 2012. As a result of our review of our reportable segments, all services provided in connection with divested businesses, including the Northeast Sale and the sale of our Medicare PDP business, are now reported as part of our Divested Operations and Services reportable segment. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business and the Northeast Sale, and see Note 14 to our consolidated financial statements for more information regarding the change to our reportable segments as a result of the sale of our Medicare PDP business. In connection with the sale of our Medicare PDP business, we provided Medicare PDP transition-related services to CVS Caremark through December 31, 2012, and certain transition-related services are being provided in 2013. Revenues and expenses associated with providing transition-related services to CVS Caremark were $40.5 million and $33.4 million, respectively, for the year ended December 31, 2012.
Our operating results for the year ended December 31, 2012 were impacted by $7.4 million in lease impairment costs related to our divested Northeast business and are included in divested operations and services expenses. Our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries as a result of purchase price adjustment.
On July 1, 2011, the United Administrative Services Agreements terminated and we entered into Claims Servicing Agreements pursuant to which we adjudicate run out claims and provide limited other administrative services to United and its affiliates. The revenues and expenses associated with providing services under the Claims Servicing Agreements were $0 and $52.4 million, respectively, for the year ended December 31, 2012, and the revenues and expenses associated with providing services under the United Administrative Services Agreements and Claims Servicing Agreements were $34.5 million and $145.9 million, respectively, for the year ended December 31, 2011.

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
Corporate/Other
The following table summarizes the Corporate/Other segment for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Costs included in health plan services costs	$(783)	$(6,799)	$(46,509)
Costs included in government contract costs	5,863	6,496	2,413
Costs included in G&A	36,892	199,732	58,840
Early debt extinguishment and related interest rate swap termination	—	—	8,992
Loss from continuing operations before income taxes	(41,972)	(199,429)	(23,736)
Income tax benefit	(10,916)	(29,939)	(9,028)
Loss from continuing operations	$(31,056)	$(169,490)	$(14,708)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Our operating results for the year ended December 31, 2012 were impacted primarily by $35.6 million in pretax costs related to our G&A cost reduction efforts, $1.3 million in pretax litigation-related expenses net of insurance recoveries and $5.0 million in pretax costs related to early termination of a medical management contract.
Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense related to the judgment imposed in the AmCareco litigation, $25.2 million in pretax costs related to our G&A cost reduction efforts, partially reduced by a $6.8 million benefit from litigation reserve reductions. See Note 13 to our consolidated financial statements under the heading "AmCareco Judgment" for more information regarding the AmCareco litigation.
 Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense related to the judgment imposed in the AmCareco litigation, $25.2 million in pretax costs related to our G&A cost reduction efforts, partially reduced by a $6.8 million benefit from litigation reserve adjustments. Our operating results for the year ended December 31, 2010 included $61.2 million in pretax costs relating to our operations strategy and other cost management initiatives, $9.0 million in early debt extinguishment and related interest rate swap termination costs reduced by a $46.5 million benefit from litigation reserve adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Market and Economic Conditions
The current state of the global economy and market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix of products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.
Cash and Investments
As of December 31, 2012, the fair value of the investment securities available-for-sale was $1.8 billion, all in current investments. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are primarily currently comprised of investment grade securities and have an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of December 31, 2012, our investment portfolio includes $519.1 million, or 28.6% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of December 31, 2012, our investment portfolio also included $842.1 million, or 46.5% of our portfolio holdings, of obligations of state and other political subdivisions and $425.4 million, or 23.5% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $2.7 million as of December 31, 2012, and $4.8 million as of December 31, 2011. Included in the gross unrealized losses as of December 31, 2011 are $0.3 million related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the years ended December 31, 2012 or 2011.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves, other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions and for business expansion opportunities, such as the state of California's duals demonstration. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation and costs associated with our proposed participation in the CCI, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $129.9 million as of December 31, 2012 and $198.5 million as of December 31, 2011. The receivable from DHCS related to our California Medicaid business was $174.0 million as of December 31, 2012 and $87.4 million as of December 31, 2011. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $228.3 million and $234.7 million as of December 31, 2012 and December 31, 2011, respectively. The timing of collection of such receivables is impacted by government audit and can extend for periods beyond a year.
Our total cash and cash equivalents as of December 31, 2012 and 2011 were $340.1 million and $230.3 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$32.5	$103.4	$308.0
Net cash (used in) provided by investing activities	(12.6)	222.2	(200.6)
Net cash provided by (used in) financing activities	89.9	(445.5)	(440.1)
Net increase (decrease) in cash and cash equivalents	$109.8	$(119.9)	$(332.7)
Operating Cash Flows
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash provided by operating activities decreased by $70.9 million for the year ended December 31, 2012 compared to the same period in 2011. This decrease was primarily due to the timing of the receivable from DHCS related to our California Medicaid business. The receivable from DHCS was $174.0 million as of December 31, 2012 compared to $87.4 million as of December 31, 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net cash provided by operating activities decreased by $204.6 million for the year ended December 31, 2011 compared to the same period in 2010. This decrease was primarily due to $181 million in payments related to the AmCareco litigation judgment.
Investing Activities
Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in high-quality, primarily investment grade securities while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining the highest total return on invested funds.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash used in investing activities increased by $234.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to a $328.2 million increase in net purchases of investments in available-for-sale securities and $162.1 million received from United for additional consideration related to the Northeast sale during 2011, partially offset by $248.2 million received for the sale of our Medicare PDP business during 2012.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Net cash provided by investing activities increased by $422.8 million compared to the year ended December 31, 2010. This increase was primarily due to a $366.3 million increase in net sales and maturities of investments in available-for-sale securities and by an $86.0 million increase in cash received from United for additional consideration related to the Northeast Sale, partially offset by a $29.5 million increase in purchases of property and equipment.
 Financing Activities
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash provided by financing activities increased by $535.4 million primarily due to a $320.4 million decrease in share repurchases, a $254.9 million increase in customer funds administered and a $70.6 million increase in checks outstanding, partially offset by a net decrease in revolving credit facility borrowings of $118.8 million in 2012. Customer funds administered include pass-through items and items accounted for under deposit accounting and are comprised of health care cost payments and reimbursements for the T-3 contract, catastrophic reinsurance subsidy, low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program. See Note 2 to our consolidated financial statements for more information on the T-3 contract and Medicare Part D.
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
Capital Structure
Our debt-to-total capital ratio was 24.3 percent as of December 31, 2012 compared with 26.2 percent as of December 31, 2011. This decrease was driven by a decrease in borrowings under our revolving credit facility and an increase in stockholders equity primarily resulting from net income offset by share repurchases.
See “—Revolving Credit Facility" below for additional information.
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
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. During the year ended December 31, 2011, we repurchased 8.7 million shares of our common stock for aggregate consideration of $223.7 million under our 2011 stock repurchase program. As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. During the year ended December 31, 2012, we repurchased 2.1 million shares of our common stock for aggregate consideration of $50.0 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2012 was $350.0 million. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2012, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $440.6 million (see "—Letters of Credit" below). As of February 25, 2013, we had $140 million in borrowings outstanding under our revolving credit facility.

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
As of December 31, 2012, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2012 and February 25, 2013, we had outstanding letters of credit of $59.4 million and $58.9 million, respectively, resulting in a maximum amount available for borrowing of $440.6 million as of December 31, 2012 and $401.1 million as of February 25, 2013. As of December 31, 2012 and February 25, 2013, no amounts had been drawn on these letters of credit.
Termination of Amortizing Financing Facility
On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, we recorded a $3.5 million pretax early debt extinguishment charge in the quarter ended June 30, 2010.
Senior Notes
We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2012, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of December 31, 2012, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the Department of Managed Health Care ("DMHC") to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At December 31, 2012, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the year ended December 31, 2012, we made capital contributions of $17.6 million to a subsidiary. Health Net, Inc. made no capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations from January 1, 2013 through February 25, 2013.
Legislation may be enacted in certain states in which our subsidiaries operate imposing substantially increased minimum capital and/or statutory deposit requirements for HMOs in such states. Such statutory deposits may only be drawn upon under limited circumstances relating to the protection of policyholders.
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
Contractual Obligations
Our significant contractual obligations as of December 31, 2012 are summarized below for the years ending December 31:

	Total	2013	2014	2015	2016	2017	Thereafter
	(Dollars in Millions)
Fixed-rate borrowing principal (c)	$400.0	$—	$—	$—	$—	$400.0	$—
Fixed-rate borrowing interest	111.6	25.5	25.5	25.5	25.5	9.6	—
Variable-rate borrowing principal	100.0	—	—	—	100.0	—	—
Variable-rate borrowing interest	8.8	2.0	2.1	2.4	2.3	—	—
Operating leases	306.1	54.6	52.7	47.8	40.1	28.6	82.3
Long-term purchase obligations	477.6	230.1	147.8	79.3	17.2	3.2	—
Uncertain tax positions liability, including interest and penalties (b)	7.2	1.9	5.3	—	—	—	—
Deferred compensation	49.6	5.0	4.3	3.2	3.2	2.5	31.4	(a)
Estimated future payments for pension and other benefits	37.5	2.5	2.6	2.7	3.9	3.9	21.9	(a)
__________

(a)	Represents estimated future payments from 2018 through 2022.

(b)
The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $33.4 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.

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
Long-Term Purchase Obligations and Commitments
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2012.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately from two to four years for each of these contracts. Termination of these agreements is subject to certain termination provisions. As of December 31, 2012, the total estimated future commitments under these agreements were $148.2 million and are included in the table above.

We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. As of December 31, 2012, the remaining term of this contract was approximately one year with options to renew for up to eighteen months, and total estimated future commitments under the agreement were approximately $98.7 million. We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (“Cognizant”) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. As of December 31, 2012, the remaining term of this contract was approximately one year with options to renew for up to two years, and the total estimated future commitments under the agreement were approximately $30.7 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2012, the remaining term of this contract was approximately four years, and the total estimated future commitments under the agreement were approximately $35.6 million.
We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2012. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.
The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.
Off-Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A significant change in any one of these amounts may have a significant impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in Note 2 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.
Health Plan Services
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (for which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts (including Part D) to provide care and services to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Approximately 45%, 40%, and 40% in 2012, 2011 and 2010, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including CMS' proposed methodology with respect to risk adjustment data validation (“RADV”) audits and the ACA, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. The CMS risk adjustment model pays more for members whose medical history would indicate that they are expected to have higher medical costs. Under this risk adjustment methodology, CMS calculates the risk adjusted premium payment using diagnosis data from hospital inpatient, hospital outpatient and physician treatment settings. We and the health care providers collect, compile and submit the necessary and available diagnosis data to CMS within prescribed deadlines. We estimate risk adjustment revenues based upon the diagnosis data submitted and expected to be submitted to CMS.
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
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. Because reserves for claims include various actuarially developed estimates, our actual health care services expenses may be more or less than our previously developed estimates. As of December 31, 2012, 78% of reserves for claims and other settlements were attributed to claims reserves. See Note 15 to our consolidated financial statements for a reconciliation of changes in the reserve for claims and material prior period reserve development.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (52.8) million
1%	$ (26.9) million
(1)%	$ 28.1 million
(2)%	$ 57.3 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 24.9 million
1%	$ 12.5 million
(1)%	$ (12.5) million
(2)%	$ (24.9) million

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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations such as our SPD population in California, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at December 31, 2012 and 2011 was approximately $53 million and $48 million, respectively. There were no material changes in the amount of these reserves, or the amount of these reserves as a percentage of reserve for claims and other settlements, between December 31, 2011 and December 31, 2012.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the year ended December 31, 2012, health care cost was impacted by approximately $35 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. For the year ended December 31, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years.
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as health plan services. We held $9.4 million and $0.9 million in premium deficiency reserves as of December 31, 2012 and 2011, respectively.
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
Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract. Pursuant to our T-3 contract, the government has the right to unilaterally modify the contract in certain respects by issuing change orders directing us to implement terms or services that were not originally included in the contract. Following receipt of a change order, we have a contractual right to negotiate an equitable adjustment to the contract terms to account for the impact of the change order. We start to perform under such change orders and begin to incur associated costs after we receive the government's unilateral modification, but before we have negotiated the final scope and/or value of the change order. In these situations, costs are expensed as incurred, and we estimate and record revenue when we have met all applicable revenue recognition criteria. These criteria include the requirements that change order amounts are determinable, that we have performed under the change orders, and that collectability of amounts payable to us is reasonably assured.
Reserves For Contingent Liabilities
In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities or individuals, as well as audits by government agencies and elected officials that relate to our services and/or business practices that expose us to potential losses.
We recognize an estimated loss, which may represent damages, assessment of regulatory fines or penalties, settlement costs, future legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant information available.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise primarily as a result of various business acquisitions. Goodwill consists of the excess of the cost of acquisitions over the tangible and intangible assets acquired and liabilities assumed. Other intangible assets consist of identifiable intangible assets acquired and the value of employer group contracts, provider networks and customer relationships, which are all subject to amortization.
On April 1, 2012, we completed the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our Western Region Operations reporting unit. As of March 31, 2012, we re-allocated a portion of the Western Region Operations reporting unit goodwill to the Medicare PDP business based on relative fair values of the reporting unit with and without the Medicare PDP business. Our measurement of fair value is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration received in connection with the sale of our Medicare PDP business. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair value to the related carrying value and concluded that no impairment to either the carrying value of our Medicare PDP business or our Western Region Operations reporting unit had occurred. Based on the result of the first step test, we did not need to complete the second step test. See Note 3 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business and Note 7 to our consolidated financial statements for additional goodwill fair value measurement information.
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
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of the duals demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. The ratio of the fair value of our Western Region Operations to its carrying value was approximately 115% and 180% as of June 30, 2012 and 2011, respectively.
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
During the year ended December 31, 2012, we recorded $0.5 million in impairment charges to general and administrative expenses primarily for internally developed software.
Income Taxes
We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of Financial Accounting Standards Board ("FASB") codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.
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
We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2012. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $23.5 million as of December 31, 2012.
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
Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to our consolidated financial statements). All of our investment securities are fixed income securities. Approximately 29% of our available-for-sale investment securities are asset-backed securities ("ABS")/mortgage-backed securities ("MBS"). Approximately 52% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.
Borrowings under our revolving credit facility, which totaled $100.0 million as of December 31, 2012, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our

floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.
The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2012 was approximately $424.0 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2012. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$—	$400.0	$—	$400.0
Interest	25.5	25.5	25.5	25.5	9.6	—	111.6
Cash outflow on fixed-rate borrowing	$25.5	$25.5	$25.5	$25.5	$409.6	$—	$511.6
Variable-rate borrowing:
Principal	$—	$—	$—	$100.0	$—	$—	$100.0
Interest	2.0	2.1	2.4	2.3	—	—	8.8
Cash outflow on variable-rate borrowing	$2.0	$2.1	$2.4	$102.3	$—	$—	$108.8
Total cash outflow on borrowings	$27.5	$27.6	$27.9	$127.8	$409.6	$—	$620.4
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California
We have audited the internal control over financial reporting of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
March 1, 2013

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference and made a part hereof. We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our Internet web site, www.healthnet.com. We intend to post on our Internet web site any amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and that is required to be disclosed under applicable rules and regulations of the SEC.
Item 11. Executive Compensation.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference and made a part hereof.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference and made a part hereof.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference and made a part hereof.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2012. Such information is incorporated herein by reference and made a part hereof.

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

Signature	Title	Date

/S/ JAY M. GELLERT	President and Chief Executive	March 1, 2013
Jay M. Gellert	Officer and Director (Principal Executive Officer)
/S/ JOSEPH C. CAPEZZA	Executive Vice President, Chief	March 1, 2013
Joseph C. Capezza	Financial Officer and Treasurer(Principal Financial Officer)
/S/ MARIE MONTGOMERY	Senior Vice President and	March 1, 2013
Marie Montgomery	Corporate Controller (Principal Accounting Officer)
/s/ MARY ANNE CITRINO	Director	March 1, 2013
Mary Anne Citrino
/s/ THEODORE F. CRAVER, JR.	Director	March 1, 2013
Theodore F. Craver, Jr.
/S/ VICKI B. ESCARRA	Director	March 1, 2013
Vicki B. Escarra
/S/ GALE S. FITZGERALD	Director	March 1, 2013
Gale S. Fitzgerald
/S/ PATRICK FOLEY	Director	March 1, 2013
Patrick Foley
/S/ ROGER F. GREAVES	Director	March 1, 2013
Roger F. Greaves
/S/ DOUGLAS M. MANCINO	Director	March 1, 2013
Douglas M. Mancino
/S/ BRUCE G. WILLISON	Director	March 1, 2013
Bruce G. Willison
/s/ FREDERICK C. YEAGER	Director	March 1, 2013
Frederick C. Yeager

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Health Net, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/     DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2013

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Health plan services premiums	$10,459,098	$9,878,687	$9,492,460
Government contracts	689,121	1,416,619	3,344,483
Net investment income	82,434	74,161	71,181
Administrative services fees and other income	17,968	11,523	21,126
Divested operations and services revenue	40,471	34,446	186,167
Total revenues	11,289,092	11,415,436	13,115,417

Expenses
Health plan services (excluding depreciation and amortization)	9,316,313	8,539,754	8,219,832
Government contracts	605,074	1,237,884	3,168,160
General and administrative	939,940	1,052,458	877,606
Selling	245,925	237,562	238,030
Depreciation and amortization	31,146	31,152	33,400
Interest	33,220	32,131	34,880
Divested operations and services expenses	85,824	163,546	295,324
Adjustment to loss on sale of Northeast health plan subsidiaries	—	(40,815)	(41,959)
Asset impairments	—	—	6,000
Early debt extinguishment charge	—	—	3,532
Total expenses	11,257,442	11,253,672	12,834,805
Income from continuing operations before income taxes	31,650	161,764	280,612
Income tax provision	5,969	100,708	108,727
Income from continuing operations	25,681	61,056	171,885

Discontinued operations:
(Loss) income from discontinued operation, net of tax	(18,452)	11,064	32,358
Gain on sale of discontinued operation, net of tax	114,834	—	—
Income on discontinued operation, net of tax	96,382	11,064	32,358

Net income	$122,063	$72,120	$204,243

Net income per share—basic:
Income from continuing operations	$0.31	$0.69	$1.75
Income on discontinued operation, net of tax	$1.18	$0.12	$0.33
Net income per share—basic	$1.49	$0.81	$2.08

Net income per share—diluted:
Income from continuing operations	$0.31	$0.68	$1.73
Income on discontinued operation, net of tax	$1.16	$0.12	$0.33
Net income per share—diluted	$1.47	$0.80	$2.06
Weighted average shares outstanding:
Basic	82,158	88,524	98,232
Diluted	83,112	89,970	99,232

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Net income	$122,063	$72,120	$204,243
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains arising during the period	65,462	54,607	29,749
Less: Reclassification adjustments for gains included in earnings	(36,680)	(33,029)	(23,019)
Unrealized gains on investments available-for-sale, net	28,782	21,578	6,730
Defined benefit pension plans:
Prior service cost arising during the period	—	(1,304)	—
Net loss arising during the period	(646)	(12,904)	(6,806)
Less: Amortization of prior service cost and net loss included in net periodic pension cost	4,152	628	427
Defined benefit pension plans, net	3,506	(13,580)	(6,379)
Other comprehensive income, before tax	32,288	7,998	351
Income tax expense (benefit) related to components of other comprehensive income	21,936	(8,147)	(84)
Other comprehensive income, net of tax	10,352	16,145	435
Comprehensive income	$132,415	$88,265	$204,678

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$340,110	$230,253
Investments-available-for-sale (amortized cost: 2012-$1,753,931, 2011-$1,528,091)	1,812,512	1,557,997
Premiums receivable, net of allowance for doubtful accounts (2012-$668, 2011-$3,318)	373,269	251,911
Amounts receivable under government contracts	228,316	234,740
Other receivables	113,875	225,004
Deferred taxes	51,086	46,659
Other assets	130,796	117,876
Total current assets	3,049,964	2,664,440
Property and equipment, net	183,793	145,302
Goodwill	565,886	605,886
Other intangible assets, net	17,271	20,699
Deferred taxes	13,583	49,685
Investments-available-for-sale-noncurrent (amortized cost: 2012-$0, 2011-$2,450)	—	2,147
Other noncurrent assets	103,893	119,510
Total Assets	$3,934,390	$3,607,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,037,973	$912,126
Health care and other costs payable under government contracts	75,649	88,440
Unearned premiums	151,048	176,733
Accounts payable and other liabilities	373,426	240,281
Total current liabilities	1,638,096	1,417,580
Senior notes payable	399,095	398,890
Borrowings under revolving credit facility	100,000	112,500
Other noncurrent liabilities	240,169	235,553
Total Liabilities	2,377,360	2,164,523
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2012-148,727 shares; 2011-146,804 shares )	149	147
Additional paid-in capital	1,329,000	1,278,037
Treasury common stock, at cost (2012-67,426 shares of common stock; 2011-64,847 shares of common stock)	(2,092,625)	(2,023,129)
Retained earnings	2,293,522	2,171,459
Accumulated other comprehensive income	26,984	16,632
Total Stockholders’ Equity	1,557,030	1,443,146
Total Liabilities and Stockholders’ Equity	$3,934,390	$3,607,669

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2010	144,175	$154	$1,190,203	(41,020)	$(1,389,722)	$1,895,096	$52	$1,695,783
Net income						204,243		204,243
Other comprehensive income							435	435
Exercise of stock options and vesting of restricted stock units	946	(9)	3,653					3,644
Share-based compensation expense			33,112					33,112
Tax detriment related to equity compensation plans			(5,667)					(5,667)
Repurchases of common stock				(9,454)	(237,134)			(237,134)
Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Net income						72,120		72,120
Other comprehensive income							16,145	16,145
Exercise of stock options and vesting of restricted stock units	1,683	2	28,318					28,320
Share-based compensation expense			27,602					27,602
Tax benefit related to equity compensation plans			816					816
Repurchases of common stock				(14,373)	(396,273)			(396,273)
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						122,063		122,063
Other comprehensive income							10,352	10,352
Exercise of stock options and vesting of restricted stock units	1,923	2	16,940					16,942
Share-based compensation expense			28,893					28,893
Tax benefit related to equity compensation plans			5,130					5,130
Repurchases of common stock				(2,579)	(69,496)			(69,496)
Balance as of December 31, 2012	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,063	$72,120	$204,243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	31,146	31,152	33,400
Asset impairment charges	—	—	6,000
Adjustment to loss on sale of business	—	(40,815)	(41,959)
Gain on sale of discontinued operation	(114,834)	—	—
Share-based compensation expense	28,893	27,602	33,112
Deferred income taxes	8,924	7,771	37,164
Excess tax benefit on share-based compensation	(6,089)	(1,349)	(571)
Net realized gain on investments	(36,680)	(33,029)	(23,019)
Other changes	15,158	22,542	(20,013)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(212,998)	65,221	12,548
Other current assets, receivables and noncurrent assets	(28,374)	(54,031)	27,590
Amounts receivable/payable under government contracts	(8,989)	32,754	27,404
Reserves for claims and other settlements	164,306	(29,898)	(9,631)
Accounts payable and other liabilities	70,014	3,340	21,770
Net cash provided by operating activities	32,540	103,380	308,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	1,350,003	1,760,336	1,118,957
Maturities of investments	135,394	189,137	199,425
Purchases of investments	(1,678,582)	(1,814,431)	(1,582,851)
Sales of property and equipment	24	—	19
Purchases of property and equipment	(73,101)	(64,260)	(34,791)
Net cash received from sale of business	248,238	—	—
Purchase price adjustment on sale of Northeast Health Plans	—	162,101	76,126
Sales (purchases) of restricted investments and other	5,466	(10,656)	22,522
Net cash (used in) provided by investing activities	(12,558)	222,227	(200,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	16,941	13,356	3,644
Excess tax benefit on share-based compensation	6,089	1,349	571
Repurchases of common stock	(69,496)	(389,850)	(236,847)
Borrowings under financing arrangements	110,000	978,500	100,000
Repayment of borrowings under financing arrangements	(122,500)	(872,212)	(316,771)
Net increase (decrease) in checks outstanding, net of deposits	23,842	(46,718)	45,909
Customer funds administered	124,999	(129,917)	(36,616)
Net cash provided by (used in) financing activities	89,875	(445,492)	(440,110)
Net increase (decrease) in cash and cash equivalents	109,857	(119,885)	(332,665)
Cash and cash equivalents, beginning of year	230,253	350,138	682,803
Cash and cash equivalents, end of year	$340,110	$230,253	$350,138
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,134	$31,332	$31,074
Income taxes paid	5,001	55,882	96,319
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of deferred revenues into earnings	12,000	2,738	47,273
Amortization of discounts into earnings	—	10,429	22,037
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Health Net, Inc. (referred to herein as "Health Net," "the Company," "we," "us," "our" or "HNT") is a publicly traded managed care organization that delivers managed health care services. Together with our subsidiaries, we provide health benefits through our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and point of service ("POS") plans to approximately 5.4 million individuals across the country through group, individual, Medicare, Medicaid ("Medi-Cal" in California), the United States Department of Defense ("Department of Defense" or "DoD"), including TRICARE, and Veterans Affairs programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs, and are licensed to sell exclusive provider organization ("EPO"), and indemnity products.
We operate within three reportable segments: Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. As a result of entering into a definitive agreement in January 2012 to sell our Medicare stand-alone Prescription Drug Plan ("Medicare PDP") business, we reviewed our reportable segments in the first quarter of 2012. Following this review, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012. See Note 14 for a discussion of our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries.
Our Government Contracts reportable segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region ("T-3 contract"). We were the managed care contractor for the DoD’s previous TRICARE contract in the North Region, which ended on March 31, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Iowa and Missouri. The Company provides administrative services to approximately 2.9 million Military Health System ("MHS") eligible individuals under the T-3 contract. In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in seven states covering approximately 14,000 enrollees and provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, ("MFLC") program. See Note 2 under the heading "Government Contracts" for additional information on our T-3 contract for the North Region and the MFLC contract.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). Prior to the sale of our Medicare PDP business, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United (the "Northeast Sale"). Beginning in the first quarter of 2012, this segment also includes the transition-related expenses of our divested Medicare PDP business. See Note 2 for additional information on our Divested Operations and Services and Note 3 for more information on the sale of our Medicare PDP business and the Northeast Sale.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to CVS Caremark. As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. See Note 3 for more information on the sale of our Medicare PDP business.
Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities through the date of the issuance of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, including incurred but not yet reported ("IBNR") amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as an offset to Health plan services premiums in our consolidated statement of operations.
Approximately 45%, 40%, and 40% in 2012, 2011 and 2010, respectively, of our health plan services premiums were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare and Medicaid Services ("CMS") proposed methodology with respect to risk adjustment data validation ("RADV") audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement ("Agreement") with the California Department of Health Care Services ("DHCS") to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their existing expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, Seniors and Persons with Disabilities, our proposed participation in the dual eligible demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2013

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”), as discussed in more detail below; (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early; and (4) cooperate in good faith to develop an alternative rate dispute resolution process.
Effective January 1, 2013, the settlement account ("Account") was established with an initial balance of zero. The balance in the Account will be adjusted annually to reflect a calendar year deficit or surplus. A deficit or surplus will result to the extent our actual pre-tax margin (as defined in the Agreement) on our state-sponsored healthcare programs is below or above a pre-determined pre-tax margin target. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, "the Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored healthcare programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount (as defined in the Agreement). The Agreement also provides that the parties will cooperate in good faith to develop an alternative rate dispute resolution process within 90 days of the execution of the Agreement or such later date as the parties agree. As of the date of the filing of this report, the parties have not reached an agreement with respect to such an alternative rate dispute resolution process. There can be no assurance that the parties will ultimately reach such an agreement, and if they are unable to do so, future rate disputes will be handled through the process currently in effect.
The Agreement had no impact on our consolidated financial statements for the year ending December 31, 2012.
In December 2009, we completed the sale ("the Northeast Sale") of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda ("Acquired Companies") to an affiliate of UnitedHealth Group Incorporated ("United"). As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services, including claims processing, customer services, medical management, provider network access and other administrative services to United until July 1, 2011 under administrative services agreements. Administrative services fees were recognized as revenue in the period services were provided. Upon the termination of these administrative services agreements, claims servicing agreements became effective with United and certain of its affiliates pursuant to which we continue to adjudicate run out claims and perform limited other administrative services. Pursuant to the sale of our Medicare PDP business, we provide Medicare PDP transition-related services to CVS Caremark. See Note 3 for more information regarding the services provided in connection with the Northeast Sale and the sale of our Medicare PDP business.
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
We estimate the amount of the provision for health care service costs IBNR in accordance with GAAP and using standard actuarial developmental methodologies based upon historical data including the period between the date

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things. Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations such as our Seniors and Persons with Disabilities population in California, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at December 31, 2012 and 2011 was approximately $53 million and $48 million, respectively. There were no material changes in the amount of these reserves, or the amount of these reserves as a percentage of reserve for claims and other settlements, during the year ended December 31, 2012.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the year ended December 31, 2012, health care cost was impacted by approximately $35 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. We believe this unfavorable reserve development for the year ended December 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. For the year ended December 31, 2011, health care cost was impacted by approximately $97 million of favorable reserve development related to prior years. This favorable development was primarily due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly.
The majority of the IBNR reserve balance held at the end of each year is associated with the most recent months' incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months' incurred services. Revised estimates for prior periods are determined in each year based on the most recent updates of paid claims for prior periods. Estimates for service costs incurred but not yet reported are subject to the impact of changes in the regulatory environment, economic conditions, changes in claims trends, and numerous other factors. Given the inherent variability of such estimates, the actual liability could differ significantly from the amounts estimated.
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. We held $9.4 million and $0.9 million in premium deficiency reserves as of December 31, 2012 and 2011, respectively.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Contracts
On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the Department of Defense's previous TRICARE contract in the North Region, which ended on March 31, 2011.
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
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursed or reimbursable amounted to $2.6 billion and $1.7 billion for the years ended December 31, 2012 and 2011, respectively.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our previous TRICARE contract for the North Region included a target cost and underwriting fee for reimbursed health care costs, which was negotiated annually during the term of the contract with underruns and overruns of our target cost borne 80% by the government and 20% by us. In the normal course of contracting with the federal government, we recognized changes in our estimate for the target cost underruns and overruns when the amounts become determinable, supportable, and the collectability is reasonably assured. As a result of changes in the estimate during the year ended December 31, 2011, we recognized a decrease in revenue of $42 million and a decrease in cost of $52 million. As a result of changes in the estimate during the year ended December 31, 2010, we recognized a decrease in revenue of $51 million and a decrease in cost of $64 million.
Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided.
Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract. Pursuant to our T-3 contract, the government has the right to unilaterally modify the contract in certain respects by issuing change orders directing us to implement terms or services that were not originally included in the contract. Following receipt of a change order, we have a contractual right to negotiate an equitable adjustment to the contract terms to account for the impact of the change order. We start to perform under such change orders and begin to incur associated costs after we receive the government's unilateral modification, but before we have negotiated the final scope and/or value of the change order. In these situations, costs are expensed as incurred, and we estimate and record revenue when we have met all applicable revenue recognition criteria. These criteria include the requirements that change order amounts are determinable, that we have performed under the change orders, and that collectability of amounts payable to us is reasonably assured.
In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the DoD sponsored MFLC program. On August 15, 2012, we entered into a second generation MFLC contract awarded by the DoD. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, we expect that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. Revenues from the MFLC contracts were $221 million, $259 million and $275 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Divested Operations and Services
Divested operations and services revenues and expenses include items related to the run-out of our Northeast business that was sold in the Northeast Sale on December 11, 2009. Prior to the first quarter of 2012, these line items had been called Northeast administrative services fees and other revenues and expenses. Due to the sale of our Medicare PDP business on April 1, 2012, starting with the first quarter of 2012, Divested operations and services revenues and expenses also include transition-related revenues and expenses related to the sale of our Medicare PDP business. We provide Medicare PDP transition-related services to CVS Caremark in connection with the transaction. We provided the majority of these services prior to December 31, 2012, and certain transition-related services are being provided in 2013. See Note 3 for additional information regarding the Northeast Sale and the sale of our Medicare PDP business, and see Note 14 for information regarding the change to our reportable segments as a result of the sale of our Medicare PDP business.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicare Part D
We provide the Medicare Part D benefit as a fully insured product to our existing Medicare members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare PDP business. In connection with the transaction, we are not permitted to offer Medicare PDP plans for one year following closing, subject to certain exceptions. For more information regarding the sale of our Medicare PDP business, see Note 3. We continue to provide prescription drug benefits as part of our Medicare Advantage offerings. Our Medicare Advantage Plus Prescription Drug ("MAPD") plans cover both prescription drugs and medical care.
Health Net has two primary categories of contracts under Part D, one with CMS and one with the individual Part D enrollees. The CMS contract covers the portion of the revenue for benefits that will be paid by CMS. The enrollee contract covers the portion of the revenue for benefits to be paid by the enrollees and are directly underwritten with the enrollees, not CMS, and therefore there is a direct insurance relationship with the enrollees. The premiums for the enrollee contracts are received directly from the enrollees and from CMS for low-income subsidy members.
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
 Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,700, $4,550 and $4,550 for the years ended December 31, 2012, 2011 and 2010, respectively. The CMS prospective payment (a flat per member per month ("PMPM") cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.
Low-Income Member Cost Sharing Subsidy—For qualifying low-income members, CMS will reimburse us, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g., deductible, co-pay/coinsurance). The amount paid for the member by CMS is dependent on the member’s income level in relation to the Federal Poverty Level. We receive prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. The low-income member cost sharing subsidy is accounted for as deposit accounting.
Coverage Gap Discount—The Medicare Coverage Gap Discount is a program that began in 2011 under which drug manufacturers are required to provide a 50% discount on brand name drugs purchased in the Medicare Part D coverage gap by non-LIS ("Low Income Subsidy") Part D members. The amount of the discount is included in the accumulation of the members' out-of-pocket costs. Under the Medicare Coverage Gap Discount Program, we receive monthly prospective payments from CMS for advancing the gap discounts at the point of sale. CMS coordinates the collection of discount payments from pharmaceutical manufacturers and payments to Health Net based on prescription drug event data.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Medicaid/Medi-Cal Rate Adjustment
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. For the year ended December 31, 2012, we recognized $21.7 million of premium revenue as a result of such retroactive rate adjustments related to 2010 and 2011 for our SPD and non-SPD members. Such retroactive rate adjustments were not material for the years ended December 31, 2011 and 2010.
Medi-Cal Rate Reduction
In October 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 ("AB 97"). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011, although no such reductions have been made through December 31, 2012.
Following a series of legal challenges to AB 97 that enjoined its implementation, the cuts have again been reflected in the California 2013-2014 budget proposal announced in January 2013. While the implementation of AB 97 remains subject to appeal in the Ninth U.S. Circuit Court of Appeals, and the budget proposal is subject to change prior to its approval by the California legislature, if the cuts are implemented as currently proposed, they would be applied as of April 1, 2013. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Therefore, due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate whether there will be reductions in premiums and/or related health care cost recoveries nor can we estimate the range of any such reductions that may result in connection with AB 97.
CMS Risk Factor Adjustments
We have an arrangement with CMS for certain of our Medicare products whereby periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in the years ended December 31, 2012, 2011 and 2010 was not significant.
CMS Risk Adjustment Data Validation Audit Methodology
On February 24, 2012, CMS published its final payment error calculation methodology for Medicare Advantage risk adjustment data validation contract-level audits ("RADV audits"). CMS has indicated that it will begin applying the final methodology for RADV audits of the 2011 payment year. The final methodology provides for payment recovery based on extrapolated estimates of payment error rates. However, the final methodology also includes, among other things, a fee-for-service adjuster, which would limit our payment liability to an error rate in excess of CMS' own fee-for-service error rate. CMS' final methodology is complex and we continue to evaluate its potential impact on us, but potential payment adjustments could have a material adverse effect on our results of operations and financial condition.
Share-Based Compensation Expense
As of December 31, 2012, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.
The compensation cost that has been charged against income under our various long-term incentive plans was $28.9 million, $27.6 million and $33.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.2 million, $10.7 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $6.1 million, $1.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits of $23.8 million and $0 as of December 31, 2012 and 2011, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the years ended December 31, 2012, 2011 and 2010, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $424.0 million and $423.1 million as of December 31, 2012 and 2011, respectively. The fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $112.5 million as of December 31, 2012 and 2011, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2012 and 2011, the restricted cash and cash equivalents balances totaled $0.8 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $25.5 million and $20.7 million as of December 31, 2012 and 2011, respectively, and are included in investments available-for-sale. For additional information on our regulatory requirements, see Note 12.
Interest Rate Swap Contracts
On May 26, 2010, in connection with the termination of our amortizing financing facility (see Note 6), we terminated the interest rate swap agreement we entered into in 2007 ("2007 Swap"). Under the 2007 Swap, we paid an amount equal to the London Interbank Offered Rate, or LIBOR, multiplied by a notional principal amount and received in return an amount equal to 4.294% multiplied by the same notional principal amount. We recognized a pretax loss of $5.4 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2007 Swap, which is included in our administrative services fees and other income for that period.
On June 30, 2010, we terminated the interest rate swap agreement that we entered into on March 12, 2009 ("2009 Swap"). The 2009 Swap was designed to reduce variability in our net income due to changes in variable interest rates. We recognized a pretax loss of $0.2 million in the three months ended June 30, 2010 in connection with the termination and settlement of the 2009 Swap, which is included in our administrative services fees and other income for that period.
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
Wee periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2012 and 2011, we recorded $0.5 million and $4.3 million, respectively, in impairment charges to general and administrative expenses primarily for internally developed software. During the year ended December 31, 2010, we recorded $1.4 million in impairment charges to general and administrative expenses for software under development, cabling and leasehold improvements.
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
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of the duals demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 115% and 180% as of June 30, 2012 and 2011, respectively.
On April 1, 2012, we completed the sale of our Medicare PDP business. See Note 3 for additional information regarding the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our Western Region Operations reporting unit. As of March 31, 2012, we re-allocated a portion of the Western Region Operations reporting unit goodwill to the Medicare PDP business based on relative fair values of the reporting unit with and without the Medicare PDP business. Our measurement of fair value is based on a combination of the income approach based on a discounted cash flow methodology and the discounted total consideration received in connection with the sale of our Medicare PDP business. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair value to the related carrying value and concluded that no impairment to either the carrying value of our Medicare PDP business or our Western Region Operations reporting unit had occurred. Based on the result of the first step test, we did not need to complete the second step test. See Note 7 for goodwill fair value measurement information.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2010	$605.9	$605.9
Balance as of December 31, 2011	605.9	605.9
Goodwill allocated to Medicare PDP business sold	(40.0)	(40.0)
Balance as of December 31, 2012	$565.9	$565.9
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2012:
Provider networks	$40.5	$(34.6)	$5.9	19.4
Customer relationships and other	29.5	(18.1)	11.4	11.1
	$70.0	$(52.7)	$17.3

As of December 31, 2011:
Provider networks	$40.5	$(33.6)	$6.9	19.4
Customer relationships and other	29.5	(15.7)	13.8	11.1
	$70.0	$(49.3)	$20.7
The amortization expense was $3.4 million, $3.5 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
 Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2013	$3.4
2014	2.8
2015	2.6
2016	2.0
2017	2.0
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserves for Contingent Liabilities
In the course of our operations, we are involved on a routine basis in various disputes with members, health care providers, and other entities or individuals, as well as audits or investigations by government agencies and elected officials that relate to our services and/or business practices that expose us to potential losses.
We recognize an estimated loss, which may represent damages, assessment of regulatory fines or penalties, settlement costs, future legal expenses or a combination of the foregoing, as appropriate, from such loss contingencies when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our loss estimates are based in part on an analysis of potential results, the stage of the proceedings, consultation with outside counsel and any other relevant information available. See Note 13 for additional details.
In 2007, we entered into an agreement to settle three lawsuits styled as nationwide class actions. In connection with this settlement agreement, we had established a reserve ("prove-up fund") of $40 million as of December 31, 2007 to compensate certain eligible class members who can prove that they paid out of pocket costs for certain out of network claims or who have received balance bills for such services. Based on updated information and developments during 2010, including the results of the completed prove-up fund administration, we made an interim payment of approximately $1 million and reduced the prove-up fund reserve by $34 million as of December 31, 2010. This $34 million reserve adjustment was recorded as a decrease in our health care cost in our Corporate/Other segment and had no impact on our reportable business segments (see Note 14 for additional information on our reportable segments). In April 2012, we entered into an agreement to resolve all outstanding issues relating to the prove-up fund, including responsibility for its future administration, subject to court approval. As of December 31, 2012, the reserve balance was approximately $6 million.
Insurance Programs
The Company is insured for various errors and omissions, property, casualty and other risks. The Company maintains various self-insured retention amounts, or “deductibles,” on such insurance coverage.
 Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 14% and 27% of our total premiums receivable as of December 31, 2012 and 2011, respectively. Our Medicare receivable from CMS represented 25% of total receivables as of December 31, 2012 compared with 41% as of December 31, 2011. Our 10 largest employer group premiums within each of our plans accounted for 17%, 18% and 17% of our health plan services premium revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The federal government is the primary customer of our Government Contracts reportable segment representing approximately 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 27%, 25% and 27% of our health plan premium revenues in 2012, 2011 and 2010, respectively. All of our Medicaid (known as "Medi-Cal") revenue is derived in California through our contracts with the State of California Department of Health Care Services ("DHCS"). We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. In 2012, revenue from our Medi-Cal contract in Los Angeles County was approximately 44% of our total Medicaid premium revenue and approximately 8% of total health plan premium revenue. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. On March 29, 2010, DHCS executed an amendment to extend our contract for a second 24-month extension period ending March 31, 2012. On December 1, 2011, our contract with DHCS was extended for a third 24-month period ending March 31, 2014. As part of our recent Agreement with DHCS, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates, subject to customary provisions for termination. Accordingly, our Medi-Cal contract for Los Angeles

County is scheduled to expire in April 2019. For additional information on our recent Agreement with DHCS, see "—Health Plan Services Revenue Recognition" presented previously in this Note 2.
Earnings Per Share
Basic earnings per share excludes dilution and reflects net income divided by the weighted average shares of common stock outstanding during the periods presented. Diluted earnings per share is based upon the weighted average shares of common stock and dilutive common stock equivalents (this reflects the potential dilution that could occur if stock options were exercised and restricted stock units ("RSUs") and performance share units ("PSUs") were vested) outstanding during the periods presented.
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the years ended December 31, 2012, 2011 and 2010, respectively, 954,000 shares, 1,446,000 shares and 1,000,000 shares of dilutive common stock equivalents were outstanding.
For the years ended December 31, 2012, 2011 and 2010, respectively, an aggregate of 1,539,000 shares, 2,496,000 shares and 2,563,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Options expire at various times through April 2019 (See Note 8).
In March 2010, our Board of Directors authorized a $300 million stock repurchase program ("2010 stock repurchase program"). We completed our 2010 stock repurchase program in April 2011. In May 2011, our Board of Directors authorized a new stock repurchase program for the repurchase of up to $300 million of our outstanding common stock ("2011 stock repurchase program"). As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2012 was $350.0 million. See Note 9 for more information regarding our 2010 and 2011 stock repurchase programs.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2010	$1.0	$(0.9)	$0.1
Other comprehensive income (loss) for the year ended December 31, 2010	4.3	(3.9)	0.4
Balance as of January 1, 2011	$5.3	$(4.8)	$0.5
Other comprehensive income (loss) for the year ended December 31, 2011	24.5	(8.4)	16.1
Balance as of January 1, 2012	$29.8	$(13.2)	16.6
Other comprehensive (loss) income for the year ended December 31, 2012	8.2	2.2	10.4
Balance as of December 31, 2012	$38.0	$(11.0)	$27.0
Taxes Based on Premiums
We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $51.6 million in 2012, $62.1 million in 2011 and $54.3 million in 2010. These amounts are recorded in general and administrative expenses on our consolidated statements of operations.
Income Taxes
We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of the Financial Accounting Standards Board ("FASB') codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.
We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on all of the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any differences between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 for additional disclosures.
Recently Issued Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this ASU require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. Entities are required to provide information about significant reclassifications by component, and to present those reclassifications either on the face of the statement where net income is presented or in the notes. For other amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference other disclosures that provide additional details about those amounts. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect the adoption of ASU No. 2013-02 to have a material effect on our financial statements.
Note 3—Sale of Medicare PDP Business and Northeast Business
Sale of Medicare PDP Business
On April 1, 2012, our subsidiary Health Net Life Insurance Company ("HNL") sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. At the closing of the sale, CVS Caremark paid to us $169.9 million ("PDP Purchase Price") in cash, representing $400 multiplied by 424,820, the number of individuals enrolled as members of a PDP plan of HNL as of the closing date. The PDP Purchase Price was subject to adjustment based on pretax cash flow, net asset valuation and prepaid expenses (the "financial adjustment") and enrollee numbers related to our Medicare PDP business, each as set forth in the Asset Purchase Agreement. In June 2012, we received $78.3 million in cash from CVS Caremark, which represented the net financial adjustment to the PDP Purchase Price. We recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, or $114.8 million net of tax, and this after tax gain was reported as gain on sale of discontinued operation, net of tax.
In connection with the transaction, we are not permitted to offer Medicare PDP plans for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.
In addition, we provided Medicare PDP transition-related services to CVS Caremark in connection with the transaction prior to December 31, 2012, and certain transition-related services are being provided in 2013. We recognized the value of future transition-related services to be provided under the Asset Purchase Agreement of $12.0 million as deferred revenue at fair value as of April 1, 2012. This deferred revenue was amortized on a straight-line basis over a nine-month period. The fair value of such deferred revenue was estimated using the income approach based on discounted cash flows. This fair value measurement is based on significant unobservable Level 3 inputs, which include costs associated with providing the transition-related and other services and a discount rate of 1.2 percent. See Note 7 for additional information regarding the fair value measurement of this deferred revenue. Revenues and expenses from these transition-related services are reported as part of divested operations and services revenue and expenses (see Notes 2 and 14).
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. Our revenues related to our Medicare PDP business were $192.1 million, $485.6 million and $504.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These revenues were excluded from our continuing operating results and included in income (loss) from discontinued operation. Our Medicare PDP business had a pretax (loss) income of $(28.8) million, $17.2 million and $50.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2011, we had approximately 382,000 Medicare PDP members. As of December 31, 2012, we had no Medicare PDP members.
Northeast Sale
On December 11, 2009, we completed the sale of the Acquired Companies to United. As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services to United until July 1, 2011 under administrative services agreements, and we are required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any revenues and expenses related to the run-out, are reported as part of divested operations and services revenue and expenses. During the year ended December 31, 2012, we recorded no adjustment to the loss on sale of Northeast health plan subsidiaries, and during the years ended December 31, 2011 and 2010, we recorded a $40.8 million reduction and a $42.0 million reduction to the loss on sale of Northeast health plan subsidiaries, respectively.
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
During the years ended December 31, 2012 and 2011, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We had no noncurrent available-for-sale investments as of December 31, 2012. As of December 31, 2011, we classified $2.1 million as investments available-for-sale-noncurrent because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2011.
As of December 31, 2012 and 2011, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$499.7	$19.6	$(0.2)	$519.1
U.S. government and agencies	25.9	—	—	25.9
Obligations of states and other political subdivisions	819.9	24.2	(2.0)	842.1
Corporate debt securities	408.4	17.5	(0.5)	425.4
	$1,753.9	$61.3	$(2.7)	$1,812.5

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2011
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$611.9	$10.6	$(0.2)	$622.3
U.S. government and agencies	32.5	—	—	32.5
Obligations of states and other political subdivisions	498.7	19.5	(0.1)	518.1
Corporate debt securities	385.0	4.3	(4.2)	385.1
	$1,528.1	$34.4	$(4.5)	$1,558.0
Noncurrent:
Corporate debt securities	$2.4	$—	$(0.3)	$2.1
As of December 31, 2012, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$34.2	$34.3
Due after one year through five years	211.6	218.7
Due after five years through ten years	485.3	504.5
Due after ten years	523.1	535.9
Asset-backed securities	499.7	519.1
Total current investments available-for-sale	$1,753.9	$1,812.5
Proceeds from sales of investments available-for-sale during 2012 were $1,350.0 million. Gross realized gains and losses during 2012 totaled $37.2 million and $0.5 million, respectively. Proceeds from sales of investments available-for-sale during 2011 were $1,760.3 million. Gross realized gains and losses during 2011 totaled $38.4 million and $5.4 million, respectively.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2012 and December 31, 2011. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of December 31, 2012:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$54.9	$(0.2)	$0.1	$—	$55.0	$(0.2)
U.S. government and agencies	10.1	—	—	—	10.1	—
Obligations of states and other political subdivisions	192.1	(2.0)	0.2	—	192.3	(2.0)
Corporate debt securities	45.9	(0.5)	—	—	45.9	(0.5)
	$303.0	$(2.7)	$0.3	$—	$303.3	$(2.7)

The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2012:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	25	3	28
U.S. government and agencies	1	—	1
Obligations of states and other political subdivisions	82	1	83
Corporate debt securities	50	—	50
	158	4	162

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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2011:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Corporate debt securities	$2.1	$(0.3)	$—	$—	$2.1	$(0.3)
Note 5—Property and Equipment
Property and equipment are comprised of the following as of December 31:

	2012	2011
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	2.0	5.1
Buildings and improvements	47.5	41.3
Furniture, equipment and software	371.0	302.8
	422.2	350.9
Less accumulated depreciation	(238.4)	(205.6)
Property and equipment, net	$183.8	$145.3
Our depreciation expense was $27.9 million, $28.8 million and $31.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 6—Financing Arrangements
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2012, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $440.6 million (see "—Letters of Credit" below).
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2012 and 2011, we had outstanding letters of credit of $59.4 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $440.6 million and $428.1 million, respectively. As of December 31, 2012 and 2011, no amounts had been drawn on any of these letters of credit.
Termination of Amortizing Financing Facility
On May 26, 2010, we terminated our five-year non-interest bearing, $175 million amortizing financing facility with a non-U.S. lender that we entered into on December 19, 2007 by exercising our option to call the facility. In connection with the call, we recorded a $3.5 million pretax early debt extinguishment charge in the quarter ended June 30, 2010.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2012, no default or event of default had occurred under the indenture governing the Senior Notes.
     The Senior Notes may be redeemed in whole at any time or in part from time to time, prior to maturity at our option, at a redemption price equal to the greater of:

•	100% of the principal amount of the Senior Notes then outstanding to be redeemed; or

•
    the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30 day months) at the applicable treasury rate plus 30 basis points plus, in each case, accrued and unpaid interest on the principal amount being redeemed to the redemption date.
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
Our Senior Notes payable balances were $399.1 million as of December 31, 2012 and $398.9 million as of December 31, 2011.
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
 Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. The investments included in Level 3 are auction rate securities that have experienced failed auctions at one time or are experiencing failed auctions and thus have minimal liquidity. These bonds have frequent reset of coupon rates and have extended to the legal final maturity. The coupons are based on a margin plus a LIBOR rate and continue to pay above market rates. As with most variable or floating rate securities, we believe that based on a market approach, the fair values of these securities are equal to their par values due to the short time periods between coupon resets and based on each issuer’s credit worthiness. Also included in the Level 3 category are an embedded contractual derivative asset and liability held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach.

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
 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2012
Assets:
Cash and cash equivalents	$340.1	$—	$—	$—	$340.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$272.4	$—	$—	$272.4
Commercial mortgage-backed securities	—	223.1	—	—	223.1
Other asset-backed securities	—	23.6	—	—	23.6
U.S. government and agencies:
U.S. Treasury securities	25.9	—	—	—	25.9
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	841.9	—	0.2	842.1
Corporate debt securities	—	425.4	—	—	425.4
Total investments at fair value	$25.9	$1,786.4	$—	$0.2	$1,812.5
Embedded contractual derivative	—	—	—	11.2	11.2
Total assets at fair value	$366.0	$1,786.4	$—	$11.4	$2,163.8

Level 3
As of December 31, 2012
Liability:
Embedded contractual derivative	$3.2
Total liability at fair value	$3.2

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2011
Assets:
Cash and cash equivalents	$230.3	$—	$—	$—	$230.3
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$495.3	$—	$—	$495.3
Commercial mortgage-backed securities	—	94.4	—	—	94.4
Other asset-backed securities	—	32.6	—	—	32.6
U.S. government and agencies:
U.S. Treasury securities	25.5	—	—	—	25.5
U.S. Agency securities	—	7.0	—	—	7.0
Obligations of states and other political subdivisions	—	517.9	—	0.2	518.1
Corporate debt securities	—	385.1	2.1	—	387.2
Total investments at fair value	$25.5	$1,532.3	$2.1	$0.2	$1,560.1
Embedded contractual derivative	—	—	—	5.3	5.3
Total assets at fair value	$255.8	$1,532.3	$2.1	$5.5	$1,795.7
 We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2012 and 2011. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The changes in the balances of Level 3 financial assets for the years ended December 31, 2012 and 2011 were as follows (dollars in millions):

	Year Ended December 31,
	2012			2011
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$5.3	$5.5	$9.9	$—	$9.9
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	5.9	5.9	(2.4)	5.3	2.9
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	(7.3)	—	(7.3)
Settlements	—	—	—	—	—	—
Closing balance	$0.2	$11.2	$11.4	$0.2	$5.3	$5.5
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balance of the Level 3 financial liability for the year ended December 31, 2012 were as follows (dollars in millions):

Year Ended December 31,
2012
Embedded Contractual Derivative
Opening balance	$—
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period:
Loss realized in net income	3.2
Unrealized in accumulated other comprehensive income	—
Purchases, issues, sales and settlements:
Purchases	—
Issues	—
Sales	—
Settlements	—
Closing balance	$3.2
We had no financial liabilities fair valued on a recurring basis during the year ended December 31, 2011.
We had no financial assets or liabilities that were fair valued on a non-recurring basis during the year ended December 31, 2011.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
Lease impairment obligation	$—	$—	$7.4	$7.4

The changes in the balances of Level 3 financial assets and liabilities that are fair valued on a non-recurring basis for the year ended December 31, 2012 were as follows (dollars in millions):

	Goodwill allocated to Medicare PDP business sold	Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	Lease impairment obligation
Beginning balance	$—	$—	$—
Additions: Goodwill allocated to Medicare PDP business sold, deferred revenues and lease impairment obligation	40.0	12.0	7.4
Goodwill allocated to Medicare PDP business sold and deferred revenue, realized in net income	(40.0)	(12.0)	—
Ending balance	$—	$—	$7.4

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-1.7%	—	0.8%	-(0.4%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability	$3.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.3%	—	10.1%	(4.9%)
			National Health Care Expenditures	-0.1%	—	7.3%	(3.3%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9%	—	9%	(9%)
Lease impairment obligation	$7.4	Income Approach	Discount Rate	3.26%	—	3.26%	(3.26%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisors and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach and the resulting value is discounted to the valuation date. We estimated our non-recurring Level 3 asset and liability, goodwill for our Western Region Operations reporting unit, and the lease impairment obligation, using the income approach based on discounted cash flows. See Note 3 for additional information regarding the sale of our Medicare PDP business and the deferred revenues related to the transition-related services provided in connection with such sale.
The significant unobservable inputs used in the fair value measurement of our embedded contractual derivatives are the estimated growth in Health Net health care expenditures and the estimated growth in national health care expenditures. Significant increases (decreases) in the estimated growth in Health Net health care expenditures or decreases (increases) in the estimated growth in national health expenditures would result in a significantly lower (higher) fair value measurement.
Note 8—Long-Term Equity Compensation
For the year ended December 31, 2012 the compensation cost that has been charged against income under our various stock option and long-term incentive plans ("the Plans") was $28.9 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.2 million (See Note 2).

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options and other equity awards, including but not limited to restricted stock, restricted stock units ("RSUs") and performance share units ("PSUs") have been granted to certain employees, officers and non-employee directors under the Plans. The grant of a single RSU or PSU under our 2006 Long-Term Incentive Plan reduces the number of shares of common stock available for issuance under that plan by 1.75 shares of common stock. RSUs and PSUs granted under that plan prior to May 21, 2009 reduce the number of shares of common stock available for issuance under the 2006 Long-Term Incentive Plan by two shares of common stock for each award. The grant of an option under the 2006 Long-Term Incentive Plan reduces the number of shares of common stock available for issuance under that plan by one share of common stock.
Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to four years of continuous service. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2012, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards provide for accelerated vesting upon the occurrence of a change in control (as defined in the Plans) under the circumstances set forth in the Plans and equity award agreements. At the end of the maximum term, unexercised stock options are set to expire.
PSUs were granted in 2012. These PSUs have a one-year performance period and, subject to the recipient's continued employment, provide for cliff vesting at 0% to 100% of the grant three years after the grant date. The number of shares, if any, to be delivered in connection with these PSUs is dependent upon the Company’s satisfaction of certain performance criteria as outlined in each PSU award agreement.
As of December 31, 2012, we have reserved up to an aggregate of 11.9 million shares of our common stock for issuance under the Plans.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model ("Black-Scholes") based on the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock. We estimated the expected term of options by using historical data to estimate option exercise and employee termination within a lattice-based valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from a lattice-based option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yields in effect at the time of grant with maturity dates approximately equal to the expected life of the option at the grant date.
The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values, the weighted-average grant-date fair values for options, and the total intrinsic value of options exercised during the years ended December 31:

	2012 (a)	2011	2010
Risk-free interest rate	None	2.36%	2.65%
Expected option lives (in years)	None	5.1	5.4
Expected volatility for options	None	35.6%	43.5%
Expected dividend yield	None	None	None
Weighted-average grant-date fair value of options	None	$10.88	$10.01
Total intrinsic value of options exercised	$7,418,459	$7,934,673	$1,449,985
__________
(a) During the year ended December 31, 2012, we made no grants of stock options.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under our various plans as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,623,818	$29.29
Granted	—	—
Exercised	(659,017)	25.71
Forfeited or expired	(683,068)	27.10
Outstanding at December 31, 2012	4,281,733	$30.19	3.15	$3,147,027
Vested or expected to vest at December 31, 2012 (reflecting estimated forfeiture rates effective in 2012)	4,127,149	$30.38	3.10	$3,004,470
Exercisable at December 31, 2012	2,955,047	$32.32	2.56	$1,999,078

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$11.19 – 20.00	171,466	3.84	$15.03	167,716	$15.01
20.01 – 25.00	1,795,752	2.60	23.43	893,916	23.81
25.01 – 30.00	599,947	2.53	28.70	583,335	28.75
30.01 – 40.00	924,225	4.15	31.77	519,737	32.53
40.01 – 50.00	630,630	3.37	46.62	630,630	46.62
50.01 – 58.07	159,713	4.26	54.00	159,713	54.00
$11.19 – 58.07	4,281,733	3.15	$30.19	2,955,047	$32.32
We have entered into stock option and RSU agreements with certain employees and non-employee directors and PSU agreements with certain employees. Upon vesting and exercise of each stock option and upon vesting of each RSU and PSU, holders will have the right to receive one share of common stock. Awards of stock options, RSUs and PSUs are subject to restrictions on transfer and forfeiture prior to vesting. The following table presents the number of stock options, RSUs and PSUs granted during the years ended December 31:

	2012	2011	2010
Options granted	—	661,950	1,076,179
RSUs and PSUs granted	1,084,532	895,294	792,597

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSU and PSU activity under our various plans as of December 31, 2012, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,210,306	$26.56	$0.001
Granted	1,084,532	38.22	0.001
Vested	(1,263,567)	26.46	0.001
Forfeited	(93,601)	27.57	0.001
Outstanding at December 31, 2012	1,937,670	$33.13	0.001	1.70	$47,084,016
Expected to vest at December 31, 2012 (reflecting estimated forfeiture rates effective in 2012)	1,528,324	$33.54	$0.001	1.73	$37,137,207
The fair values of RSUs and PSUs are determined based on the market value of the underlying shares of common stock on the date of grant.
The weighted-average grant-date fair values and aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, are as follows:

	2012	2011	2010
Weighted-average grant-date fair values of RSUs and PSUs	$38.22	$30.65	$23.10
Aggregate intrinsic value of RSUs and PSUs vested (in millions)	$49.0	$14.7	$18.0
Share-based compensation expense recorded for the years ended December 31, is as follows:

	2012	2011	2010
	(Amounts in millions)
Compensation expense - options	$5.4	$6.2	$6.3
Compensation expense - RSUs and PSUs	$23.5	$21.4	$26.8
As of December 31, 2012, the remaining unrecognized compensation costs and the respective weighted-average recognition periods are as follows:

	Non-vested Options	Non-vested RSUs & PSUs
Remaining unrecognized compensation cost (in millions)	$2.9	$33.2
Remaining weighted-average period (in years)	0.51	1.67
Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2012, we withheld 0.5 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs.

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
 Note 9—Capital Stock
As of December 31, 2012, there were 148,727,000 shares of our common stock issued and 67,426,000 shares of common stock held in treasury, resulting in 81,301,000 shares of our common stock outstanding.
Shareholder Rights Plan
On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the "Rights Agent"), dated as of July 27, 2006 (the "Rights Agreement").
In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the "Record Date"). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th ) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 per Right (the "Purchase Price"). The terms of the Rights are set forth in the Rights Agreement.
Rights will attach to all Common Stock certificates representing shares outstanding and no separate certificates evidencing the Rights will be distributed. Subject to certain exceptions contained in the Rights Agreement, the Rights will separate from the Common Stock upon the earliest of (i) 10 days following the public announcement of any person, together with its affiliates and associates (an Acquiring Person), becoming the beneficial owner of 15% or more of the outstanding Common Stock, (ii) 10 business days following the commencement of a tender or exchange offer that would result in any person, together with its affiliates and associates, becoming the beneficial owner of 15% or more of the outstanding Common Stock or (iii) 10 business days following the determination by our Board of Directors that a person, together with its affiliates and associates, has become the beneficial owner of 10% or more of the Common Stock and that such person is an “Adverse Person,” as defined in the Rights Agreement (the earliest of such dates being called the “Distribution Date”). The Rights Agreement provides that certain passive institutional investors that beneficially own less than 20% of the outstanding shares of the Common Stock shall not be deemed to be Acquiring Persons.
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
We may redeem the Rights at a price of $0.01 per Right at any time until the earlier of (i) 10 days following the date that any Acquiring Person becomes the beneficial owner of 15% or more of the outstanding Common Stock and

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii) the date the Rights expire. In addition, at any time after a person becomes an Acquiring Person or is determined to be an Adverse Person and prior to such person becoming (together with such person's affiliates and associates) the beneficial owner of 50% or more of the outstanding Common Stock, at the election of our Board of Directors, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares.
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
On May 2, 2011, our Board of Directors authorized our 2011 stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased. During the year ended December 31, 2011, we repurchased 8.7 million shares of our common stock for aggregate consideration of $223.7 million under our 2011 stock repurchase program. As of December 31, 2011, the remaining authorization under our 2011 stock repurchase program was $76.3 million. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our 2011 stock repurchase program. Subject to the approval of our Board of Directors, we may repurchase our common stock under our 2011 stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares of stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our 2011 stock repurchase program may be suspended or discontinued at any time.
During the year ended December 31, 2012, we repurchased 2.1 million shares of our common stock for aggregate consideration of $50.0 million under our 2011 stock repurchase program. The remaining authorization under our 2011 stock repurchase program as of December 31, 2012 was $350.0 million.
Note 10—Employee Benefit Plans
Defined Contribution Retirement Plans
We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The plans were amended and restated effective January 1, 2008 to comply with, among other things, Section 415 of the Code. In 2009, 2010, 2011 and 2012, various administrative amendments were made to the plans. Participation in the plans is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $16.4 million, $16.8 million and $17.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general and administrative expense in our consolidated statements of operations.
 Deferred Compensation Plans
We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses (the "Employee Plan"). In addition, we have a voluntary deferred compensation plan pursuant to which the non-employee members of the Health Net, Inc. Board of Directors are eligible to defer a certain portion of their meeting fees and other cash remuneration (the "BOD Plan"). The compensation deferred under these plans is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. These plans are unfunded. Each plan participant is

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully vested in all deferred compensation and earnings credited to his or her account. The BOD Plan was amended and restated effective December 31, 2009 and the Employee Plan was amended and restated effective January 1, 2010.
As of December 31, 2012 and 2011, the liability under these plans amounted to $49.6 million and $47.0 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $4.2 million, $0.7 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general and administrative expense in our consolidated statements of operations.
Pension and Other Postretirement Benefit Plans
Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan. The plan was amended and restated effective January 2008 to comply with Section 409A of the Code. This plan is noncontributory and covers key executives as selected by our Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.
Postretirement Health and Life Plans—Certain of our subsidiaries sponsor postretirement defined benefit health care and life insurance plans that provide postretirement medical and life insurance benefits to directors, key executives, employees and dependents who meet certain eligibility requirements. The Health Net of California Retiree Medical and Life Benefits Plan is non-contributory for employees retired prior to December 1, 1995 who have attained the age of 62; employees retiring after December 1, 1995 who have attained age 62 contribute from 25% to 100% of the cost of coverage depending upon years of service. The plan was amended in 2008 to vest benefits for eligible associates who were terminated in connection with the Company’s operations strategy. We have two other benefit plans that we have acquired as part of acquisitions made in 1997. One of the plans is frozen and non-contributory, whereas the other plan is contributory by certain participants. Under these plans, we pay a percentage of the costs of medical, dental and vision benefits during retirement. The plans include certain cost-sharing features such as deductibles, co-insurance and maximum annual benefit amounts that vary based principally on years of credited service.
The following table sets forth the plans' obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$42.2	$35.3	$24.6	$14.7
Service cost	1.7	1.4	0.4	0.2
Interest cost	1.8	1.9	1.1	0.8
Change in plan provisions	—	—	—	1.3
Benefits paid	(1.2)	(1.1)	(0.9)	(0.6)
Actuarial (gain) loss	(1.1)	4.7	1.7	8.2
Benefit obligation, end of year	$43.4	$42.2	$26.9	$24.6

Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.2	1.1	0.9	0.6
Benefits paid	(1.2)	(1.1)	(0.9)	(0.6)
Plan assets, end of year	$—	$—	$—	$—

Underfunded status, end of year	$(43.4)	$(42.2)	$(26.9)	$(24.6)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(Dollars in millions)
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(1.6)	(1.4)	(0.9)	(0.9)
Noncurrent liabilities	(41.8)	(40.8)	(26.0)	(23.7)
Net amount recognized	$(43.4)	$(42.2)	$(26.9)	$(24.6)
Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(Dollars in millions)
Prior service cost	$—	$—	0.7	$0.8
Net loss (gain)	3.9	5.2	6.4	7.2
	$3.9	$5.2	$7.1	$8.0
The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(Dollars in millions)
Projected benefit obligation	$43.3	$42.2	$26.9	$24.6
Accumulated benefit obligation	36.5	34.6	26.9	24.6
Fair value of plan assets	—	—	—	—
Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(Dollars in millions)
Service cost	$1.7	$1.4	$1.3	$0.4	$0.2	$0.2
Interest cost	1.8	1.9	1.7	1.1	0.8	0.7
Amortization of prior service cost	—	—	0.4	0.1	—	—
Amortization of net loss (gain)	1.2	0.1	—	2.9	0.5	—
Net periodic benefit cost	$4.7	$3.4	$3.4	$4.5	$1.5	$0.9
The estimated net (gain) loss and prior service cost for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.4 million and $0.1 million, respectively.
All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.7%	4.4%	3.9%	4.5%
Rate of compensation increase	6.0%	6.0%	3.5%	3.5%

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.4%	5.4%	6.0%	4.5%	5.5%	6.0%
Rate of compensation increase	5.9%	5.9%	6.0%	3.5%	3.5%	3.5%
The discount rates we used to measure our obligations under our pension and other postretirement plans at December 31, 2012 and 2011 mirror the rate of return expected from high-quality fixed income investments.

	2012			2011
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rates assumed for next year	7.5%	to	14.3%	8.3%	to	15.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%			5%
Years that the rate reaches the ultimate trend rate	2018	to	2023	2021	to	2021
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2012:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$4.0	$(3.3)
Contributions
We expect to contribute $1.6 million to our pension plan and $0.9 million to our postretirement health and life plans throughout 2013. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2013 is expected to be paid out as benefits during the same year.
Estimated Future Benefit Payments
We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits	Other Benefits
	(Dollars in millions)
2013	$1.6	$0.9
2014	1.6	1.0
2015	1.6	1.1
2016	2.8	1.1
2017	2.8	1.1
Years 2018—2022	15.1	6.8
Note 11—Income Taxes
Continuing Operations
Significant components of the provision for income taxes from continuing operations are as follows for the years ended December 31:

	2012	2011	2010
	(Dollars in millions)
Current tax expense:
Federal	$(3.4)	$77.8	$58.9
State	(1.2)	14.5	12.0
Total current tax expense	(4.6)	92.3	70.9
Deferred tax expense (benefit):
Federal	11.1	5.1	27.1
State	(2.2)	2.7	10.1
Total deferred tax expense (benefit)	8.9	7.8	37.2
Interest expense, gross of related tax effects	1.7	0.6	0.6
Total income tax provision	$6.0	$100.7	$108.7
A reconciliation of the statutory federal income tax rate and the effective income tax rate on income from continuing operations is as follows for the years ended December 31:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	(6.9)	6.9	5.2
Valuation allowance (release) against capital losses, net operating losses or tax credits	(26.5)	21.9	(2.5)
Non-deductible compensation	17.7	2.3	1.1
Tax exempt interest income	(12.7)	(2.2)	(1.2)
Sale of subsidiaries	1.8	(3.9)	(1.2)
Interest expense	5.3	0.5	0.0
Lobbying expense	3.4	0.8	0.4
Other, net	1.8	1.0	1.9
Effective income tax rate	18.9%	62.3%	38.7%

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The effective income tax rate from continuing operations was 18.9%, 62.3% and 38.7% for the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2011, a judgment was rendered in the AmCareco litigation (see Note 13) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rate from 2011 to 2012 is as a result of the absence of such litigation effects in 2012. Additionally, our effective income tax rate for the year ended December 31, 2012 is lower than the statutory federal rate of 35% primarily due to the effect of tax-exempt income and reductions of valuation allowances against deferred assets, which resulted from the utilization of capital loss carryforwards against gains on sale of the marketable securities. Such beneficial impacts are partially offset by the effect of certain compensation treated as non-deductible under the ACA.
Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$92.7	$71.2
Accrued compensation and benefits	70.5	79.6
Net operating and capital loss carryforwards	22.9	75.2
Insurance loss reserves and unearned premiums	15.4	17.4
Deferred gain and revenues	12.4	12.4
Other	2.4	0.8
Deferred tax assets before valuation allowance	216.3	256.6
Valuation allowance	(19.7)	(63.7)
Net deferred tax assets	$196.6	$192.9

DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$63.6	$51.0
Prepaid expenses	17.7	23.4
Unrealized gains on investments	22.9	11.6
Deferred revenue	25.8	8.3
Other	1.9	2.3
Deferred tax liabilities	$131.9	$96.6
On December 31, 2009, we completed the Northeast Sale (see Note 3). The Northeast Sale resulted in a total federal and state income tax benefit of $60.6 million for 2009 plus additional tax benefits of $6.8 million and $4.4 million for 2011 and 2010, respectively. The 2011 and 2010 adjustments in tax benefits arose due to a change in our estimate of contingent sale price components. During 2012, we recorded $0.6 million of additional tax expense related to examination adjustments.
The Northeast Sale also resulted in deferred tax assets for capital loss carryovers having a potential future state tax benefit of $6.8 million as of December 31, 2012 and a potential future federal and state tax benefit of $25.1 million as of December 31, 2011. A valuation allowance was established for the full amount of these deferred tax assets, as we determined that the future realizability of these benefits could not be assumed.
During 2012, our total valuation allowance decreased by a net $44.0 million, primarily resulting from the utilization of the capital loss carryforwards against the gains realized from the Medicare PDP business sale and marketable securities.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2012, 2011 and 2010 the income tax benefit realized from share-based award exercises was $16.6 million, $8.7 million and $7.5 million, respectively. Of the tax benefits (detriment) realized, $5.1 million, $0.8 million and $(5.7) million were allocated to stockholders’ equity in 2012, 2011 and 2010, respectively.
As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $6.0 million and $158.1 million, respectively. The net operating loss carryforwards expire at various dates through 2031.
Limitations on utilization may apply to all of the federal and state net operating loss carryforwards. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2012 valuation allowance was allocated to reduce goodwill.
We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2012	2011	2010
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$47.1	$21.9	$20.9
Increases in unrecognized tax benefits related to the current year	2.4	25.2	1.0
Increases in unrecognized tax benefits related to prior years	8.0	—	—
Decreases in unrecognized tax benefits related to a prior year	(0.2)	—	—
Gross unrecognized tax benefits at end of year	$57.3	$47.1	$21.9
Of the $62.7 million total liability at December 31, 2012 for unrecognized tax benefits, including interest and penalties, approximately $13.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $49.4 million would impact deferred tax assets. Of the $50.8 million total liability at December 31, 2011 for unrecognized tax benefits, including interest and penalties, approximately $7.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $43.5 million would impact deferred tax assets.
We recognized interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2012, 2011 and 2010, $1.7 million, $0.6 million and $0.6 million of interest was recorded as income tax provision, respectively. We reported interest accruals of $4.1 million and $2.4 million at December 31, 2012 and 2011, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.
We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2012, tax years subject to examination in the federal jurisdiction are 2008 and forward. The most significant state tax jurisdiction for us is California, and tax years subject to examination by that jurisdiction are 2004 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the closure of state statutes of limitations for assessment and examination settlements regarding the Northeast Sale (see Note 3). These resolutions could reduce our unrecognized tax benefits by approximately $7.1 million.
Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. For the year ended December 31, 2012, we recorded tax expense of $18.0 million net against the gain on sale of discontinued operation. See Note 3 for additional information regarding the sale of our Medicare PDP business. The effective tax rate differs from the federal statutory rate of 35% due primarily to the impact of non-deductible goodwill impairment and a reduction in the valuation allowance against deferred tax assets, which resulted from the utilization of capital loss carryforwards against the gain on the sale of our Medicare PDP business.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also in connection with the sale, we classified the operating results of the Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the years ended December 31, 2011 and 2010. We recorded a tax benefit of $10.3 million net against the loss from discontinued operation for the year ended December 31, 2012. We recorded tax expense of $6.2 million and $17.9 million net against income from discontinued operation for the years ended December 31, 2011 and 2010, respectively. The effective income tax rates related to income or loss from discontinued operation remained relatively constant throughout 2011 and 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes.
Note 12—Regulatory Requirements
All of our health plans as well as our insurance subsidiaries ("regulated subsidiaries") are required to maintain minimum capital standards and certain restricted accounts or assets, in accordance with legal and regulatory requirements. For example, under the Knox-Keene Health Care Service Plan Act of 1975, as amended, our California health plans are regulated by the California Department of Managed Health Care ("DMHC") and must comply with certain minimum capital or tangible net equity requirements. Our non-California health plans as well as our insurance subsidiaries must comply with their respective state's minimum regulatory capital requirements. In addition, in California and in certain other jurisdictions, our regulated subsidiaries are required to maintain minimum investment amounts for the restricted use of the regulators in certain limited circumstances. See the “Restricted Assets” section in Note 2 for additional information.
In addition, as necessary, we make contributions to and issue standby letters of credit on behalf of our regulated subsidiaries to meet risk based capital ("RBC") or other statutory capital requirements under various state laws and regulations, and to meet the capital standards of credit rating agencies. During the year ended December 31, 2012, the parent made capital contributions of $17.6 million to a subsidiary.
Certain of our subsidiaries report their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities, or statutory accounting. These subsidiaries are domiciled in various jurisdictions and prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the respective jurisdictions' insurance regulators. Prescribed statutory accounting practices are set forth in a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. The NAIC has developed a codified version of the statutory accounting principles, designed to foster more consistency among the states for accounting guidelines and reporting.
Statutory reporting varies in certain respects from GAAP. Typical differences of statutory reporting as compared to GAAP reporting are the reporting of fixed maturity securities at amortized cost, not recognizing certain assets including those that are non-admitted for statutory purposes and certain reporting classifications. Statutory-basis capital and surplus of our health plan subsidiaries was $143.8 million and $159.5 million at December 31, 2012 and 2011, respectively. Statutory-basis net income of our health plan subsidiaries was approximately $44 thousand, $4.3 million and $17.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Our subsidiaries that are regulated by DMHC report their accounts in conformity with GAAP. GAAP equity of our DMHC regulated subsidiaries was $1.2 billion and $1.2 billion at December 31, 2012 and 2011, respectively. GAAP net income of our DMHC regulated subsidiaries was $122.1 million, $181.1 million and $146.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We are a holding company and, therefore, our ability to pay dividends depends on distributions received from our subsidiaries, which are subject to regulatory capital requirements and other requirements of state law and regulation. As a result of these regulatory capital requirements and other requirements of state law and regulation, certain regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations or make dividends. The maximum amount of dividends that can be paid by the regulated subsidiaries to us without prior approval of the state regulatory authorities is subject to restrictions relating to statutory surplus, statutory income and tangible net equity. See Note 6 for further discussion of restrictions on our ability to pay dividends to our stockholders that are contained in our revolving credit facility.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on operations as of December 31, 2012, the amount of statutory capital and surplus or net worth of our regulated subsidiaries necessary to satisfy regulatory requirements was $410.6 million in the aggregate. As of December 31, 2012, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was approximately $410.6 million in the aggregate. As of December 31, 2012, the amount of restricted net assets of our regulated subsidiaries was approximately $163.0 million in the aggregate. Management believes that as of December 31, 2012 all of our active regulated subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards and restricted accounts or assets in all material respects.
Note 13—Commitments and Contingencies
Legal Proceedings
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 13 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 13 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Litigation and Investigations Related to Unaccounted-for Server Drives
We are a defendant in three related litigation matters pending in California state and federal courts relating to information security issues. On January 21, 2011, International Business Machines Corp. ("IBM"), which handles our data center operations, notified us that it could not locate several hard disk drives that had been used in our data center located in Rancho Cordova, California. We have since determined that personal information of approximately two million former and current Health Net members, employees and health care providers is on the drives. Commencing on March 14, 2011, we provided written notification to the individuals whose information is on the drives. To help protect the personal information of affected individuals, we offered them two years of free credit monitoring services, in addition to identity theft insurance and fraud resolution and restoration of credit files services, if needed.
On March 18, 2011, a putative class action relating to this incident was filed against us in the U.S. District Court for the Central District of California (the "Central District of California"), and similar actions were later filed against us in other federal and state courts in California. A number of those actions were transferred to and consolidated in the U.S. District Court for the Eastern District of California (the "Eastern District of California"), and the two remaining actions are currently pending in the Superior Court of California, County of San Francisco ("San Francisco County Superior Court") and the Superior Court of California, County of Sacramento ("Sacramento County Superior Court"). The consolidated amended complaint in the federal action pending in the Eastern District of California was filed on

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

behalf of a putative class of over 800,000 of our current or former members who received the written notification, and also named IBM as a defendant. It sought to state claims for violation of the California Confidentiality of Medical Information Act and the California Customer Records Act, and sought statutory damages of up to $1,000 for each class member, as well as injunctive and declaratory relief, attorneys’ fees and other relief. On January 20, 2012, the district court issued an order dismissing the consolidated complaint on the grounds that the plaintiffs lacked standing to bring their action in federal court. On April 20, 2012, an amended complaint with a new plaintiff was filed against us, but no longer asserted claims against IBM. The amended complaint asserted the same causes of action and sought the same relief as the earlier complaint. On June 18, 2012, we filed a motion to dismiss the amended complaint, which is currently pending.
The San Francisco County Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We are appealing the latter ruling. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed a petition for a writ of mandate with the California Court of Appeal seeking review of that ruling. On July 9, 2012, the Court of Appeal issued a peremptory writ of mandate directing the Superior Court to vacate its order granting the motion to compel arbitration and to enter an order denying the motion to compel.
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
We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care ("DMHC"), the California Department of Insurance, the California Attorney General, the Massachusetts Office of Consumer Affairs and Business Regulation and the Office of Civil Rights of the U.S. Department of Health and Human Services.
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
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We are also subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
We intend to vigorously defend ourselves against the miscellaneous legal and regulatory proceedings to which we are currently a party; however, these proceedings are subject to many uncertainties. In some of the cases pending against us, substantial non-economic or punitive damages are being sought.
Potential Settlements
We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 13, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 13, could be substantial and, in certain cases, could result in a significant earnings charge or impact on our cash flow in any particular quarter in which we enter into a settlement agreement and could have a material adverse effect on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.
AmCareco Judgment
We were previously a defendant in two related litigation matters (the "AmCareco litigation") related to claims asserted by three separate state receivers overseeing the liquidation of three health plans previously owned by one of our former subsidiaries that merged into Health Net, Inc. in January 2001. As a result of a judgment in April 2011 by the Louisiana Supreme Court, we recorded a pretax charge of $181 million in general and administrative expense in the year ended December 31, 2011.
Operating Leases and Long-Term Purchase Obligations
Operating Leases
We lease administrative office space throughout the country under various operating leases. Certain leases contain renewal options and rent escalation clauses. Certain leases are cancelable with substantial penalties.
We lease office space in multiple locations in Shelton, Connecticut under operating lease agreements for terms ranging from five to ten years. We began monitoring these leases for impairment after the Northeast Sale in December 2009 although we remained in these sites to conduct related transition work. As of December 31, 2012, the remaining lease terms for these sites ranged from four to five years. In December 2012 after vacating these sites, we recorded a lease impairment totaling $7.4 million in our divested operations and services expenses. The lease impairment amount represents the fair value of future lease obligations discounted using a credit adjusted risk-free interest rate of 3.26%.
We lease an office space in Woodland Hills, California for our corporate headquarters under an operating lease agreement. The lease is for a term of ten years and does not provide for complete cancellation rights. As of December 31, 2012, the total future minimum lease commitments under the lease were approximately $6.7 million.
We lease an office space in Woodland Hills, California for our California health plan under an operating lease agreement. This agreement extends the term of an existing lease by ten years and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. As of December 31, 2012, the total future minimum lease commitments under this lease were approximately $104.8 million.
Long-Term Purchase Obligations
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2012.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enhancement services with external third-party service providers. As of December 31, 2012, the remaining terms were approximately from two to four years for these contracts, and termination of these agreements is subject to certain termination provisions. As of December 31, 2012, the total estimated future commitments under these agreements were $148.2 million.
We have entered into an agreement with International Business Machines Corporation ("IBM") to outsource our IT infrastructure management services including data center services, IT security management and help desk support. As of December 31, 2012, the remaining term of this contract was approximately one year with options to renew for up to eighteen months, and the total estimated future commitments under the agreement were approximately $98.7 million.
We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. As of December 31, 2012, the remaining term of this contract was approximately one year with options to renew for up to two years, and the total estimated future commitments under the agreement were approximately $30.7 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant , among other things, provides us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2012, the remaining term of this contract was approximately four years, and the total estimated future commitments under the agreement were approximately $35.6 million.
We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.
As of December 31, 2012, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2013	$54.6	$230.1
2014	52.7	147.8
2015	47.8	79.3
2016	40.1	17.2
2017	28.6	3.2
Thereafter	82.3	—
Total minimum commitments	$306.1	$477.6
Lease expense totaled $47.8 million, $52.1 million and $61.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Long-term purchase obligation expenses totaled $214.9 million, $188.7 million and $184.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Surety Bonds
During December 2005, we elected to post $114.7 million of surety bonds to suspend the effect, and secure appeal, of the final judgment entered against us in connection with the AmCareco litigation. The surety bonds were secured by $88.1 million of irrevocable standby letters of credit issued under our revolving credit facility in favor of the issuers of the surety bonds. Due to our satisfaction of the entirety of AmCareco litigation judgment, these standby letters of credit were released during the three months ended June 30, 2011.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information
Following the execution of the Asset Purchase Agreement to sell our Medicare PDP business in the first quarter of 2012, we reviewed our reportable segments. As a result of this review, beginning in the first quarter of 2012, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, also includes the transition-related expenses of our Medicare PDP business. Accordingly, all services provided in connection with divested businesses are now reported as part of our Divested Operations and Services reportable segment. Prior period segment information has been conformed to this current presentation in this Annual Report on Form 10-K.
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the years ended December 31, 2012, 2011 and 2010. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense MFLC program and certain other health care-related government contracts. For the years ended December 31, 2011 and 2010, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to United in connection with the Northeast Sale. Beginning in the first quarter of 2012, our Divested Operations and Services reportable segment also includes the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale.
The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker ("CODM"). We continuously monitor our reportable segments to ensure that they reflect how our CODM manages our company.
We evaluate performance and allocate resources based on segment pretax income. Our assets are managed centrally and viewed by our CODM on consolidated basis; therefore, they are not allocated to our segments and our segments are not evaluated for performance based on assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated. We include investment income, administrative services fees and other income and expenses associated with our corporate shared services and other costs in determining our Western Region Operations and Divested Operations and Services reportable segments’ pretax income to reflect the fact that these revenues and expenses are primarily used to support our Western Region Operations and Divested Operations and Services.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31, 2012, 2011 and 2010.
2012

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,459.1	$689.1	$—	$—	$11,148.2
Intersegment revenues	11.0	—	—	(11.0)	—
Net investment income	82.4	—	—	—	82.4
Administrative services fees and other income	18.0	—	—	—	18.0
Divested operations and services revenue	—	—	40.5	—	40.5
Interest expense	33.2	—	—	—	33.2
Depreciation and amortization	31.1	—	—	—	31.1
Share-based compensation expense	24.1	4.2	0.6	—	28.9
Segment pretax income (loss)	29.2	89.9	(45.4)	(42.0)	31.7
2011

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,876.3	$1,416.6	$2.4	$—	$11,295.3
Intersegment revenues	11.8	—	—	(11.8)	—
Net investment income	74.1	—	0.1	—	74.2
Administrative services fees and other income	11.5	—	—	—	11.5
Divested operations and services revenue	—	—	34.5	—	34.5
Interest expense	31.9	—	0.2	—	32.1
Depreciation and amortization	31.2	—	—	—	31.2
Share-based compensation expense	22.6	4.0	1.0	—	27.6
Segment pretax income (loss)	264.9	185.2	(88.9)	(199.4)	161.8

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 2010

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,421.3	$3,344.5	$71.2	$—	$12,837.0
Intersegment revenues	54.2	0.1	—	(54.3)	—
Net investment income	70.3	—	0.9	—	71.2
Administrative services fees and other income	26.6	—	—	(5.5)	21.1
Divested operations and services revenue	—	—	186.2	—	186.2
Interest expense	34.9	—	—	—	34.9
Depreciation and amortization	33.2	—	0.2	—	33.4
Share-based compensation expense	26.0	4.1	3.0	—	33.1
Segment pretax income (loss)	210.1	178.8	(84.6)	(23.7)	280.6
Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Commercial premium revenue	$5,705.5	$5,945.9	5,663.9
Medicare premium revenue	2,790.5	2,437.1	2,524.1
Medicaid premium revenue	1,963.1	1,493.3	1,233.3
Total Western Region Operations health plan services premiums	10,459.1	9,876.3	9,421.3
Total Divested Operations and Services health plan services premiums	—	2.4	71.2
Total health plan services premiums	$10,459.1	$9,878.7	$9,492.5
Note 15—Reserves for Claims and Other Settlements
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2012, 2011 and 2010.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Health Plan Services Year Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Reserve for claims (a), beginning of period	$720.8	$727.5	$692.2
Incurred claims related to:
Current year	4,950.9	4,733.0	4,644.2
Prior years (c)	34.5	(96.5)	(70.0)
Total incurred (b)	4,985.4	4,636.5	4,574.2
Paid claims related to:
Current year	4,156.6	4,024.4	3,929.3
Prior years	740.9	618.8	609.6
Total paid (b)	4,897.5	4,643.2	4,538.9
Reserve for claims (a), end of period	808.7	720.8	727.5
Add:
Claims and claims-related payable (d)	91.6	111.0	123.6
Other (e)	137.7	80.3	90.9
Reserves for claims and other settlements, end of period	$1,038.0	$912.1	$942.0

__________

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.

(b)	Includes medical claims only. Capitation, pharmacy and other payments (including, for example, provider settlements) are not included.

(c)
This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. In developing the revised estimate, there were no changes in the approach used to determine the key actuarial assumptions, which are the completion factor and medical cost trend. Claims liabilities were estimated under GAAP and actuarial standards of practice. The majority of the reserve balance held at each quarter-end is associated with the most recent months’ incurred services because these were the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims was greater for the most recent months’ incurred services. Revised estimates for prior years were determined in each quarter based on the most recent updates of paid claims for prior years. As of December 31, 2012, 2011 and 2010, incurred claims related to prior years were estimated to be $34.5 million higher, $96.5 million lower and $70.0 million lower, respectively, than originally estimated. The majority of these amounts were due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. As our reserve balance for older months of service decreased, and estimates of our incurred costs for older dates of service became more certain and predictable, our estimates of incurred claims related to prior periods were adjusted accordingly. The change in prior years incurred claims was favorable in 2011 and unfavorable in 2012. We believe this unfavorable reserve development in 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. See Note 2 under the heading "Health Plan Services Health Care Cost" for more information.

(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.

(e)	Includes accrued capitation, shared risk settlements, and other reserve items.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s health plan services expenses for the years ended December 31:

	Health Plan Services
	2012	2011	2010
	(Dollars in millions)
Total incurred fee for service claims	$4,985.4	$4,636.5	$4,574.2
Capitated expenses and shared risk	3,128.1	2,789.2	2,699.3
Pharmacy and other	1,202.8	1,114.1	946.3
Health plan services	$9,316.3	$8,539.8	$8,219.8
For the years ended December 31, 2012, 2011 and 2010, the Company’s capitated, shared risk, pharmacy and other expenses represented 46%, 46% and 44%, respectively, of the Company’s total health plan services.
Note 16—Quarterly Information (Unaudited)
The following interim financial information presents the 2012 and 2011 results of operations on a quarterly basis:
2012

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$2,830.4		$2,841.3		$2,779.6		$2,837.8	(5)
Health plan services costs	2,343.7		2,358.5		2,281.4		2,332.8
Government contracts costs	162.3		153.4		151.8		137.5
(Loss) income from continuing operations before income taxes	(13.6)		7.4		29.4		8.4
(Loss) income on discontinued operation, net of tax	(18.5)		119.4		(2.5)		(2.2)
Net (loss) income	(26.6)	(1)	124.6	(2)	18.0	(3)	6.0	(4), (5)
Basic (loss) earnings per share from continuing operations	$(0.10)		$0.06		$0.25		$0.10
Diluted (loss) earnings per share from continuing operations (6)	$(0.10)		$0.06		$0.25		$0.10
Basic (loss) earnings per share on discontinued operation	$(0.22)		$1.44		$(0.03)		$(0.03)
Diluted (loss) earnings per share on discontinued operation (6)	$(0.22)		$1.42		$(0.03)		$(0.03)
Basic (loss) earnings per share	$(0.32)		$1.50		$0.22		$0.07
Diluted (loss) earnings per share (6)	$(0.32)		$1.48		$0.22		$0.07

__________

(1)
Includes $25.0 million of adverse development related to prior periods recorded as part of health care costs, a $9.5 million expense related to our G&A cost reduction efforts and an unfavorable $0.7 million in pretax litigation reserve adjustment. Also includes a $6.5 million insurance reimbursement related to a prior legal settlement.

(2)
Includes $119.4 million gain on sale of discontinued operation related to the sale of our Medicare PDP business to CVS Caremark. Also, includes $7.9 million of adverse development related to prior years recorded as part of health care costs, and a $10.8 million expense related to our G&A cost reduction efforts.

(3)	Includes a $2.4 million unfavorable adjustment to the gain on sale of discontinued operation and a $7.2 million expense related to our G&A cost reduction efforts.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Includes a $2.2 million unfavorable adjustment to the gain on sale of discontinued operation, an $8.2 million expense related to our G&A cost reduction efforts, a $5.0 million expense related to the early termination of a medical management contract and $7.1 million of litigation-related expenses.

(5)	Includes $31.5 million of premium revenue as a result of Medicaid/Medi-Cal retroactive rate adjustment related to the third quarter of 2012 and prior periods.

(6)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

2011

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,363.2		$2,652.3		$2,692.0		$2,708.0
Health plan services costs	2,117.3		2,123.3		2,149.3		2,149.9
Government contracts costs	822.2		130.8		127.9		157.0
(Loss) income from continuing operations before income taxes	(80.8)		86.2		92.9		63.5
(Loss) income on discontinued operation, net of tax	(11.6)		1.5		4.0		17.1
Net (loss) income	(108.2)	(1)	58.3	(2)	61.8	(3)	60.2	(4)
Basic (loss) earnings per share from continuing operations	$(1.04)		$0.63		$0.66		$0.52
Diluted (loss) earnings per share from continuing operations (5)	$(1.04)		$0.62		$0.65		$0.51
Basic (loss) earnings per share on discontinued operation	$(0.12)		$0.01		$0.05		$0.21
Diluted (loss) earnings per share on discontinued operation (5)	$(0.12)		$0.01		$0.05		$0.20
Basic (loss) earnings per share	$(1.16)		$0.64		$0.71		$0.73
Diluted (loss) earnings per share (5)	$(1.16)		$0.63		$0.70		$0.71

__________

(1)
Includes a $177.2 million expense incurred as a result of the Louisiana Supreme Court’s judgment in the AmCareco litigation, an $11.0 million expense related to our cost management initiatives and a $34.9 million favorable adjustment to loss of sale of Northeast health plan subsidiaries.

(2)
Includes a $2.7 million expense related to our cost management initiatives, a $0.3 million benefit from litigation reserve adjustments and a $6.3 million favorable adjustment to loss on sale of Northeast health plan subsidiaries.

(3)	Includes a $4.7 million expense related to our cost management initiatives and a $0.2 million benefit from litigation reserve adjustments.

(4)	Includes a $9.7 million expense related to our cost management initiatives and a $6.3 million benefit from litigation reserve adjustments.

(5)	The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Net investment income	$1,459	$493	$44
Other income (loss)	204	690	33,172
Administrative service fees	478,037	493,637	472,828
Divested operations and services revenues	—	33,377	92,582
Total revenues	479,700	528,197	598,626
EXPENSES:
General and administrative	470,156	649,524	438,463
Depreciation and amortization	30,408	33,061	36,532
Interest	35,112	34,456	40,594
Divested operations and services expenses	—	33,377	93,035
Asset impairments	—	—	4,133
Early debt extinguishment charge	—	—	513
Total expenses	535,676	750,418	613,270
Loss from operations before income taxes and equity in net income of subsidiaries	(55,976)	(222,221)	(14,644)
Income tax benefit	5,633	132,690	5,604
Equity in net income (loss) of subsidiaries	172,406	161,651	213,283
Net income	$122,063	$72,120	$204,243

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$105,809	$87,948
Other assets	36,351	23,407
Due from subsidiaries	169,853	101,701
Total current assets	312,013	213,056
Property and equipment, net	145,821	108,150
Goodwill	319,732	346,100
Other intangible assets, net	1,823	2,448
Investment in subsidiaries	2,648,148	2,594,762
Deferred taxes	17,823	—
Other assets	66,857	65,180
Total Assets	$3,512,217	$3,329,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$223,612	$152,276
Deferred taxes	18,807	12,249
Other liabilities	96,162	75,556
Total current liabilities	338,581	240,081
Intercompany notes payable—long term	987,746	996,849
Long term debt	499,095	511,390
Other liabilities	129,765	138,230
Total Liabilities	1,955,187	1,886,550
Commitments and contingencies
Stockholders’ Equity:
Common stock	149	147
Additional paid-in capital	1,329,000	1,278,037
Treasury common stock, at cost	(2,092,625)	(2,023,129)
Retained earnings	2,293,522	2,171,459
Accumulated other comprehensive income	26,984	16,632
Total Stockholders’ Equity	1,557,030	1,443,146
Total Liabilities and Stockholders’ Equity	$3,512,217	$3,329,696

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$165,141	$252,100	$155,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	—	—	7,115
Sales of property and equipment	—	—	12
Purchases of property and equipment	(68,116)	(48,046)	(34,498)
Notes receivable due from subsidiaries	7,000	(24,000)	26,200
Capital contributions returned to Parent	1,500	1,796	1,182,635
Capital contributions to subsidiaries	(17,560)	(400)	(120,972)
Sales (purchases) of restricted investments and other	876	(13,361)	14,253
Net cash (used in) provided by investing activities	(76,300)	(84,011)	1,074,745
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(44)	(37)	248
Excess tax benefit on share-based compensation	3,222	544	286
Net borrowings from subsidiaries	(9,103)	(14,246)	(1,144,992)
Proceeds from exercise of stock options and employee stock purchases	16,941	13,356	3,644
Proceeds from issuance of notes and other financing arrangements	110,000	978,500	100,000
Repayment of debt under financing arrangements	(122,500)	(872,212)	(200,000)
Repurchase of common stock	(69,496)	(389,850)	(236,847)
Net cash (used in) provided by financing activities	(70,980)	(283,945)	(1,477,661)
Net increase (decrease) in cash and cash equivalents	17,861	(115,856)	(247,176)
Cash and cash equivalents, beginning of period	87,948	203,804	450,980
Cash and cash equivalents, end of period	$105,809	$87,948	$203,804
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,134	$31,332	$31,074
Income taxes paid	5,001	55,882	96,319

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
NOTE TO CONDENSED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
Health Net, Inc.’s ("HNT") investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries. HNT’s share of net income (loss) of its unconsolidated subsidiaries is included in consolidated income using the equity method.
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

+2.3
Asset Purchase Agreement, dated as of January 6, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company (filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

+2.4
Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12718) and incorporated herein by reference).

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

*10.5
Amended and Restated Employment Agreement, dated as of February 7, 2012, by and between Health Net, Inc. and Juanell Hefner (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

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

*10.10
Amended and Restated Employment Agreement, dated as of November 6, 2012, by and between Health Net, Inc. and Steve Tough (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2012 (File No. 1-12718) and incorporated herein by reference).

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

*10.13
Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

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

*10.20
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

*10.24
Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.25
Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

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

*10.28
Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.29
Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

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

*10.37
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.38
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.39
Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

*10.40
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

*10.42
Amendment Number One to the Health Net, Inc. Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.43
Foundation Health Systems, Inc. 1997 Stock Option Plan (filed as Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.44	Amendment to 1997 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-12718) and incorporated herein by reference).

*10.45
Second Amendment to Amended and Restated 1997 Stock Option Plan (filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.46
Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.47
Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.48
Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.49
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.50
Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.51
Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.52
Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.53
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

*10.55
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

*10.57
Health Net, Inc. Amended and Restated Executive Officer Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.58
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

*10.60
Addendum A to the Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.61	Health Net, Inc. 401(k) Savings Plan (filed as Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.62
First Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.63
Second Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 11, 2011 (File No. 333-176241) and incorporated herein by reference).

*10.64
Third Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on August 11, 2011 (File No. 333-176241) and incorporated herein by reference).

*10.65
Fourth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.66
Fifth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-12718) and incorporated herein by reference).

†*10.67	Sixth Amendment to the Health Net, Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2008, a copy of which is filed herewith.

*10.68
Health Net, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.69
Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

Exhibit Number	Description

*10.70
Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.71
Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated effective April 25, 1995 (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.72
Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.73
Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

^10.74
Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.75
Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.76
Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.77
Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.78
Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.79
Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.80
Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.81
Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

10.82
Amendment No. 3 to Master Services Agreement, dated August 9, 2012, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12718) and incorporated herein by reference).

10.83
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

101
The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (3) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (4) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and (6) Notes to Consolidated Financial Statements.

__________

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