Form 10-Q
period 2013-03-31
HEALTH NET INC
filed 2013-05-03
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2013 was 79,345,249 (excluding 70,647,270 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Health plan services premiums	$2,632,069	$2,620,949
Government contracts	134,512	181,362
Net investment income	29,551	22,304
Administrative services fees and other income	905	5,784
Total revenues	2,797,037	2,830,399
Expenses
Health plan services (excluding depreciation and amortization)	2,268,736	2,343,659
Government contracts	125,475	162,310
General and administrative	245,235	237,276
Selling	58,561	61,561
Depreciation and amortization	9,439	7,430
Interest	8,288	8,628
Divested operations and services expenses	—	23,096
Total expenses	2,715,734	2,843,960
Income (loss) from continuing operations before income taxes	81,303	(13,561)
Income tax provision (benefit)	31,253	(5,427)
Income (loss) from continuing operations	50,050	(8,134)
Discontinued operations:
Loss from discontinued operation, net of tax	—	(18,452)
Net income (loss)	$50,050	$(26,586)

Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.63	$(0.10)
Loss on discontinued operation, net of tax	$—	$(0.22)
Net income (loss) per share—basic	$0.63	$(0.32)

Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.62	$(0.10)
Loss on discontinued operation, net of tax	$—	$(0.22)
Net income (loss) per share—diluted	$0.62	$(0.32)

Weighted average shares outstanding:
Basic	79,508	82,513
Diluted	80,489	82,513

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income (loss)	$50,050	$(26,586)
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(9,090)	6,909
Less: Reclassification adjustments for gains included in earnings	(17,289)	(12,958)
Unrealized losses on investments available-for-sale, net	(26,379)	(6,049)
Defined benefit pension plans:
Prior service cost arising during the period	—	—
Net loss arising during the period	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	643	1,038
Defined benefit pension plans, net	643	1,038
Other comprehensive loss, before tax	(25,736)	(5,011)
Income tax (benefit) expense related to components of other comprehensive income	(9,028)	401
Other comprehensive loss, net of tax	(16,708)	(5,412)
Comprehensive income (loss)	$33,342	$(31,998)

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$230,335	$340,110
Investments-available-for-sale (amortized cost: 2013-$1,734,953, 2012-$1,753,931)	1,767,156	1,812,512
Premiums receivable, net of allowance for doubtful accounts (2013-$1,105, 2012-$668)	519,287	373,269
Amounts receivable under government contracts	207,891	228,316
Other receivables	66,520	113,875
Deferred taxes	62,027	51,086
Other assets	120,233	130,796
Total current assets	2,973,449	3,049,964
Property and equipment, net	188,038	183,793
Goodwill	565,886	565,886
Other intangible assets, net	16,414	17,271
Deferred taxes	8,006	13,583
Other noncurrent assets	123,514	103,893
Total Assets	$3,875,307	$3,934,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,097,744	$1,037,973
Health care and other costs payable under government contracts	77,380	75,649
Unearned premiums	139,584	151,048
Accounts payable and other liabilities	302,171	373,426
Total current liabilities	1,616,879	1,638,096
Senior notes payable	399,146	399,095
Borrowings under revolving credit facility	100,000	100,000
Other noncurrent liabilities	230,666	240,169
Total Liabilities	2,346,691	2,377,360
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2013-149,973 shares; 2012-148,727 shares )	150	149
Additional paid-in capital	1,352,458	1,329,000
Treasury common stock, at cost (2013-70,646 shares of common stock; 2012-67,426 shares of common stock)	(2,177,840)	(2,092,625)
Retained earnings	2,343,572	2,293,522
Accumulated other comprehensive income	10,276	26,984
Total Stockholders’ Equity	1,528,616	1,557,030
Total Liabilities and Stockholders’ Equity	$3,875,307	$3,934,390

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net loss						(26,586)		(26,586)
Other comprehensive loss							(5,412)	(5,412)
Exercise of stock options and vesting of restricted stock units	1,774	2	14,419					14,421
Share-based compensation expense			12,384					12,384
Tax benefit related to equity compensation plans			5,598					5,598
Repurchases of common stock				(490)	(19,238)			(19,238)
Balance as of March 31, 2012	148,578	$149	$1,310,438	(65,337)	$(2,042,367)	$2,144,873	$11,220	$1,424,313
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						50,050		50,050
Other comprehensive loss							(16,708)	(16,708)
Exercise of stock options and vesting of restricted stock units	1,246	1	14,776					14,777
Share-based compensation expense			9,935					9,935
Tax detriment related to equity compensation plans			(1,253)					(1,253)
Repurchases of common stock				(3,220)	(85,215)			(85,215)
Balance as of March 31, 2013	149,973	$150	$1,352,458	(70,646)	$(2,177,840)	$2,343,572	$10,276	$1,528,616
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,050	$(26,586)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization and depreciation	9,439	7,430
Share-based compensation expense	9,935	12,384
Deferred income taxes	3,579	2,977
Excess tax benefit on share-based compensation	(394)	(5,896)
Net realized (gain) loss on investments	(17,289)	(12,958)
Other changes	8,679	6,163
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(157,482)	(87,970)
Other current assets, receivables and noncurrent assets	7,427	(25,684)
Amounts receivable/payable under government contracts	25,891	(14,725)
Reserves for claims and other settlements	59,771	84,457
Accounts payable and other liabilities	(27,791)	64,575
Net cash (used in) provided by operating activities	(28,185)	4,167
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	354,813	650,832
Maturities of investments	30,068	38,958
Purchases of investments	(365,081)	(551,285)
Purchases of property and equipment	(13,690)	(15,373)
(Purchases) sales of restricted investments and other	(1,171)	2,710
Net cash provided by investing activities	4,939	125,842
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,957	14,415
Excess tax benefit on share-based compensation	394	5,896
Repurchases of common stock	(77,394)	(19,238)
Borrowings under financing arrangements	90,000	100,000
Repayment of borrowings under financing arrangements	(90,000)	(100,000)
Net increase (decrease) in checks outstanding, net of deposits	(23,816)	—
Customer funds administered	7,330	29,697
Net cash (used in) provided by financing activities	(86,529)	30,770
Net (decrease) increase in cash and cash equivalents	(109,775)	160,779
Cash and cash equivalents, beginning of period	340,110	230,253
Cash and cash equivalents, end of period	$230,335	$391,032
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,312	$1,549
Income taxes paid	23	1,825
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Health Net, Inc. prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("Form 10-K").
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
On April 1, 2012, we completed the sale of the business operations of our Medicare stand-alone Prescription Drug Plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the three months ended March 31, 2012. See Note 3 for more information on the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $26,000 as of March 31, 2013 and $23.8 million as of December 31, 2012. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three months ended March 31, 2013 and 2012, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $429.0 million and $424.0 million as of March 31, 2013 and December 31, 2012, respectively. For both periods ending March 31, 2013 and December 31, 2012, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
Our health care cost can also include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies. We estimate the amount of the provision for health care service costs incurred but not yet reported ("IBNR") in accordance with GAAP and using standard actuarial developmental methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things.
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended March 31, 2013, there were no material reserve developments related to prior years. For the quarter ended March 31, 2012, health care cost was impacted by approximately $25 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. We believe this unfavorable reserve development for the three months ended March 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for 95% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services ("CMS") for coverage of Medicare-eligible individuals. Furthermore, all of our Medicaid revenue is currently derived from our participation in the state Medicaid program in California ("Medi-Cal") through our relationship with the State of California Department of Health Care Services ("DHCS"). As a result, DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Our accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income before reclassifications	2.4	—	2.4
Amounts reclassified from accumulated other comprehensive income	(8.4)	0.6	(7.8)
Other comprehensive (loss) income for the three months ended March 31, 2012	(6.0)	0.6	(5.4)
Balance as of March 31, 2012	$23.8	$(12.6)	$11.2

Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive loss before reclassifications	(5.9)	—	(5.9)
Amounts reclassified from accumulated other comprehensive income	(11.2)	0.4	(10.8)
Other comprehensive (loss) income for the three months ended March 31, 2013	(17.1)	0.4	(16.7)
Balance as of March 31, 2013	$20.9	$(10.6)	$10.3

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Affected line item in the Consolidated Statements of Operations
	2013	2012
	(Dollars in millions)
Unrealized gains (losses) on investments available-for-sale	$17.3	$12.9	Net investment income
	17.3	12.9	Total before tax
	6.1	4.5	Tax expense (benefit)
	11.2	8.4	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	—	—	(a)
Actuarial gains (losses)	(0.6)	(1.0)	(a)
	(0.6)	(1.0)	Total before tax
	(0.2)	(0.4)	Tax expense (benefit)
	(0.4)	(0.6)	Net of tax

Total reclassifications for the period	$10.8	$7.8	Net of tax
__________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three months ended March 31, 2013, 981,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three months ended March 31, 2012, 1,774,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect.
For the three months ended March 31, 2013, an aggregate of 1,678,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through April 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. The remaining authorization under our stock repurchase program as of March 31, 2013 was $280.0 million. See Note 6 for more information regarding our stock repurchase program.
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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2012	$565.9	$565.9
Balance as of March 31, 2013	$565.9	$565.9
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2012, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 115%.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2013:
Provider networks	$40.5	$(34.9)	$5.6	19.4
Customer relationships and other	29.5	(18.7)	10.8	11.1
	$70.0	$(53.6)	$16.4

As of December 31, 2012:
Provider networks	$40.5	$(34.6)	$5.9	19.4
Customer relationships and other	29.5	(18.1)	11.4	11.1
	$70.0	$(52.7)	$17.3

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2013	$3.4
2014	2.8
2015	2.6
2016	2.0
2017	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2013 and December 31, 2012 the restricted cash and cash equivalents balances totaled $0.2 million and $0.8 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $26.5 million and $25.5 million as of March 31, 2013 and December 31, 2012, respectively, and are included in investments available-for-sale.
Divested Operations and Services
Divested operations and services revenues and expenses includes any revenues and expenses related to the run-out of our business that was sold in connection with the Northeast Sale (as defined below) on December 11, 2009, including items related to our performance under related administrative services and/or claims servicing agreements, and transition-related revenues and expenses related to the sale of our Medicare PDP business on April 1, 2012. The "Northeast Sale" refers to the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and/or had conducted businesses in Connecticut, New Jersey, New York and Bermuda to an affiliate of UnitedHealth Group Incorporated ("United"), and includes the acquisition by United of membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company ("HNL") in the states of Connecticut and New Jersey. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Medicaid/Medi-Cal Rate Adjustment
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. For the three months ended March 31, 2013, we recognized $42 million of premium revenues as a result of retroactive rate adjustments related to 2011 and 2012 for our SPD and non-SPD members. Such retroactive rate adjustments related to 2010 and 2011 for our SPD and non-SPD members were not material for the three months ended March 31, 2012.
Medi-Cal Rate Reduction
In October 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 ("AB 97"). The elements approved by CMS include a 10 percent reduction in a number of provider reimbursement rates. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, a series of legal challenges has enjoined the implementation of AB 97 and no such reductions have been made through March 31, 2013. The reimbursement rate reductions authorized by AB 97 have again been reflected in the California 2013-2014 budget proposal announced in January 2013. While the implementation of AB 97 remains subject to appeal in the Ninth U.S. Circuit Court of Appeals, and the budget proposal is subject to change prior to its approval by the California legislature, if the reductions are implemented as currently proposed, they would be applied as of April 1, 2013 on a prospective basis. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Due to the uncertainty regarding the final implementation of AB 97, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries, if any, that may result in connection with AB 97.
CMS Risk Factor Adjustments
We have an arrangement with CMS that relates to certain of our Medicare products and pursuant to which periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in each of the three months ended March 31, 2013 and 2012 was not significant.

3.	SALE OF MEDICARE PDP BUSINESS
On April 1, 2012, our subsidiary HNL sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark for a total purchase price of $248.2 million.
Our revenues related to our Medicare PDP business were $191.8 million for the three months ended March 31, 2012. These revenues were excluded from our continuing operating results and included in loss from discontinued operation. Our Medicare PDP business had a pretax loss of $(28.8) million for the three months ended March 31, 2012. As of March 31, 2012, we had approximately 424,000 Medicare stand-alone prescription drug plan members. We had no revenues and no pretax income related to the Medicare PDP business for the three months ended March 31, 2013. As of March 31, 2013, we had no Medicare stand-alone Prescription Drug Plan members.
4. SEGMENT INFORMATION
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three months ended March 31, 2012. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant program and certain other health care-related government contracts. Our Divested Operations and Services reportable segment includes the operations of our businesses that provided administrative services to United in connection with the Northeast Sale and transition-related revenues and expenses related to the Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses.

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
Our segment information for the three months ended March 31, 2013 and 2012 is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three Months Ended March 31, 2013
Revenues from external sources	$2,662.5	$134.5	$—	$—	$2,797.0
Intersegment revenues	2.9	—	—	(2.9)	—
Segment pretax income (loss)	72.3	9.0	—	—	81.3
Three Months Ended March 31, 2012
Revenues from external sources	$2,649.0	$181.4	$—	$—	$2,830.4
Intersegment revenues	2.9	—	—	(2.9)	—
Segment pretax income (loss)	(8.8)	22.0	(23.2)	(3.6)	(13.6)

Our health plan services premium revenue by line of business is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Commercial premium revenue	$1,325.4	$1,453.2
Medicare premium revenue	706.4	715.0
Medicaid premium revenue	600.3	452.7
Total health plan services premiums	$2,632.1	$2,620.9
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
During the three months ended March 31, 2013 and 2012, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.

We had no noncurrent available-for-sale investments as of March 31, 2013 and December 31, 2012.
As of March 31, 2013 and December 31, 2012, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale, after giving effect to other-than-temporary impairments, were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$430.1	$9.9	$(0.7)	$439.3
U.S. government and agencies	26.4	—	—	26.4
Obligations of states and other political subdivisions	847.3	18.6	(5.1)	860.8
Corporate debt securities	431.2	10.3	(0.8)	440.7
	$1,735.0	$38.8	$(6.6)	$1,767.2

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$499.7	$19.6	$(0.2)	$519.1
U.S. government and agencies	25.9	—	—	25.9
Obligations of states and other political subdivisions	819.9	24.2	(2.0)	842.1
Corporate debt securities	408.4	17.5	(0.5)	425.4
	$1,753.9	$61.3	$(2.7)	$1,812.5

As of March 31, 2013, the contractual maturities of our current investments available-for-sale were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$34.4	$34.4
Due after one year through five years	234.3	240.7
Due after five years through ten years	505.0	517.9
Due after ten years	531.2	534.9
Asset-backed securities	430.1	439.3
Total current investments available-for-sale	$1,735.0	$1,767.2

Proceeds from sales of investments available-for-sale during the three months ended March 31, 2013 were $354.8 million. Gross realized gains and losses totaled $17.5 million and $0.2 million, respectively, for the three months ended March 31, 2013. Proceeds from sales of investments available-for-sale during the three months ended March 31, 2012 were $650.8 million. Gross realized gains and losses totaled $13.4 million and $0.4 million, respectively, for the three months ended March 31, 2012.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2013 and December 31, 2012. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$122.2	$(0.7)	$0.7	$—	$122.9	$(0.7)
U.S. government and agencies	8.0	—	—	—	8.0	—
Obligations of states and other political subdivisions	321.6	(5.1)	0.2	—	321.8	(5.1)
Corporate debt securities	72.1	(0.8)	1.4	—	73.5	(0.8)
	$523.9	$(6.6)	$2.3	$—	$526.2	$(6.6)

The following table shows the number of our individual securities-current that have been in a continuous loss position through March 31, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	44	4	48
U.S. government and agencies	1	—	1
Obligations of states and other political subdivisions	137	1	138
Corporate debt securities	61	1	62
	243	6	249

 The following table shows our current investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2012:

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

6. STOCK REPURCHASE PROGRAM
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program.
Subject to the approval of our Board of Directors, we may repurchase our common stock under our stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares of stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our stock repurchase program may be suspended or discontinued at any time.
During the three months ended March 31, 2012, we did not repurchase any shares of our common stock under our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. During the three months ended March 31, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2013 was $280.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $441.3 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of March 31, 2013, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2013 and December 31, 2012, we had outstanding letters of credit of $58.7 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $441.3 million and $440.6 million, respectively. As of March 31, 2013 and December 31, 2012, no amounts had been drawn on any of these letters of credit.

Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2013, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.1 million as of March 31, 2013 and $399.1 million as of December 31, 2012.
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
Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. Level 3 includes an embedded contractual derivative asset and liability held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach.
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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total
As of March 31, 2013:
Assets:
Cash and cash equivalents	$230.3	$—	$—	$230.3
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$233.5	$—	$233.5
Commercial mortgage-backed securities	—	175.3	—	175.3
Other asset-backed securities	—	30.5	—	30.5
U.S. government and agencies:
U.S. Treasury securities	26.4	—	—	26.4
U.S. Agency securities	—	—	—	—
Obligations of states and other political subdivisions	—	860.8	—	860.8
Corporate debt securities	—	440.7	—	440.7
Total investments at fair value	$26.4	$1,740.8	$—	$1,767.2
Embedded contractual derivative	—	—	10.9	10.9
Total assets at fair value	$256.7	$1,740.8	$10.9	$2,008.4

Level 3
As of March 31, 2013:
Liability:
Embedded contractual derivative	$4.2
Total liability at fair value	$4.2

	Level 1	Level 2	Level 3	Total
As of December 31, 2012:
Assets:
Cash and cash equivalents	$340.1	$—	$—	$340.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$272.4	$—	$272.4
Commercial mortgage-backed securities	—	223.1	—	223.1
Other asset-backed securities	—	23.6	—	23.6
U.S. government and agencies:
U.S. Treasury securities	25.9	—	—	25.9
U.S. Agency securities	—	—	—	—
Obligations of states and other political subdivisions	—	841.9	0.2	842.1
Corporate debt securities	—	425.4	—	425.4
Total investments at fair value	$25.9	$1,786.4	$0.2	$1,812.5
Embedded contractual derivative	—	—	11.2	11.2
Total assets at fair value	$366.0	$1,786.4	$11.4	$2,163.8

Level 3
As of December 31, 2012:
Liability:
Embedded contractual derivative	$3.2
Total liability at fair value	$3.2
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2013 and 2012. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2013 and 2012 were as follows (dollars in millions):

	Three Months Ended March 31,
	2013			2012
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$11.2	$11.4	$0.2	$5.3	$5.5
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period
Realized in net income	—	(0.3)	(0.3)	—	10.7	10.7
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(0.2)	—	(0.2)	—	—	—
Closing balance	$—	$10.9	$10.9	$0.2	$16.0	$16.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balance of the Level 3 financial liability for the three months ended March 31, 2013 were as follows (dollars in millions):

Three Months Ended March 31, 2013
Embedded Contractual Derivative
Opening balance	$3.2
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period:
Loss realized in net income	1.0
Unrealized in accumulated other comprehensive income	—
Purchases, issues, sales and settlements:
Purchases	—
Issues	—
Sales	—
Settlements	—
Closing balance	$4.2

We had no financial liabilities fair valued on a recurring basis during the three months ended March 31, 2012.

The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Lease impairment obligation	$—	$—	$7.4	$7.4
We had no assets or liabilities fair valued on a non-recurring basis during the three months ended March 31, 2013.
The following tables present quantitative information about Level 3 Fair Value Measurements as of March 31, 2013 and December 31, 2012 (dollars in millions):

	Fair Value as of March 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.9	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.2%	—	-0.2%	-(0.2%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	1.1%	—	9.1%	(4.9%)
	$4.2		National Health Care Expenditures	-0.3%	—	7.4%	(3.4%)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-1.7%	—	0.8%	-(0.4%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.3%	—	10.1%	(4.9%)
	$3.2		National Health Care Expenditures	-0.1%	—	7.3%	(3.3%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9%	—	9%	(9%)
Lease impairment obligation	$7.4	Income Approach	Discount Rate	3.26%	—	3.26%	(3.26%)
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
9. LEGAL PROCEEDINGS

Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 9 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 9 under the heading “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
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
10.     STATE-SPONSORED HEALTH PLANS RATE SETTLEMENT AGREEMENT
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement ("Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their existing expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”), as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account ("Account") was established with an initial balance of zero. The balance in the Account is adjusted annually to reflect a calendar year deficit or surplus following DHCS' review of our adjustment amount. A deficit or surplus will result to the extent our actual pretax margin (as defined in the Agreement) on our state-sponsored health care programs is below or above a predetermined pretax margin target. The amount of any deficit or surplus is calculated as described in the Agreement. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the "Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount as defined in the Agreement.
As of March 31, 2013, we calculated and recorded a deficit of $20.8 million reflecting our estimated adjustment to the Account based on our actual pretax margin for the three months ended March 31, 2013. This amount is reported as part of health plan services premiums and the deficit balance, a receivable, is included in other noncurrent assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Form 10-K") and the risks discussed in this Quarterly Report on Form 10-Q and our other filings from time to time with the Securities and Exchange Commission ("SEC").
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
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of March

31, 2013, we had approximately 2.5 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the three months ended March 31, 2012. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. Under the Managed Care Support Contract for the TRICARE North Region ("T-3 contract"), we provide administrative services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries. In addition, we also provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment. For additional information on our T-3 and MFLC contracts, see "— Results of Operations—Government Contracts Reportable Segment."
Our Divested Operations and Services reportable segment includes the operations of our businesses that provide administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under claims servicing agreements in connection with the Northeast Sale (as defined below), as well as the transition-related revenues and expenses of our divested Medicare PDP business. The "Northeast Sale" refers to the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and/or had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United, and includes the acquisition by United of membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company in the states of Connecticut and New Jersey. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Notes 2, 3 and 4 to our consolidated financial statements for additional information regarding our reportable segments and the sale of our Medicare PDP business.
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
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Medicare revenues can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense generally includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.
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
Health Care Reform Legislation
During the first quarter of 2010, President Obama signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. The legislation includes provisions, which, among other things will impose a significant non-deductible tax (technically taking the form of a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, final regulations relating to the health insurer fee have not yet been issued by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements unclear. If we are not able to incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. In addition, some of our competitors may have greater economies of scale, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible, it will generally represent a higher percentage of our profits, and therefore could impact us to a greater degree than these larger competitors. Moreover, some of our competitors, including, among others, government entities, certain non-profit insurers and self-funded plans, may not be required to pay the health insurer fee or may be required to pay only one-half the rate we will be required to pay, which may have an adverse effect on our ability to compete effectively. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.
In addition, the ACA requires the establishment of state-based or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington, among others, have passed legislation that will implement their respective exchanges in 2014, and Arizona has announced that it will rely on a federally facilitated exchange. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator. In some cases, the factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change, which could result in the exclusion of some carriers from the exchanges. In addition, states and the federal government are continuing to finalize other rules and regulations related to the actual operation of the exchanges, including, without limitation, with respect to state and federal rate review for plans offered on the exchanges, federal subsidies for premiums, cost-sharing reductions, mandated state "essential health benefits", the operation of reinsurance, risk corridors and risk adjustment mechanisms and the ability of participating insurers to continue to offer coverage to individuals and small group employers outside the exchanges. We have submitted bids to participate in certain exchanges, and intend to submit future bids in certain eligible counties, but due in part to the uncertainty and complexity of the regulatory environment surrounding the implementation of the exchanges, there is no assurance that our bids or any participation in exchanges will be successful. The developing regulatory structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes will require us to modify our strategies and operations in response. For example, we will need to adjust our product offerings and marketing and sales practices, including through the development of new tools, to adapt to the new direct-to-consumer distribution channels that will be introduced in the exchanges. In response to these changes in the health care market, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive landscape, our financial condition and results of operations may be adversely affected.
The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. Effectively adapting to these risk adjustment provisions may require us to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. In addition, the risk adjustment mechanism relies on encounter data to define a health plan's average actuarial risk. The process of collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. If we are not able to successfully design and implement operational and strategic initiatives to adapt to these changes in certain of our markets, our financial condition and results of operations may be materially adversely affected.
Other provisions of the ACA include, among other things:

•
providing funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain market segments;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of the U.S. Department of Health and Human Services (“HHS”));

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some market segments;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue”;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers;

•	increasing fees on pharmaceutical manufacturers; and

•
creating transitional “risk corridor” and reinsurance programs to help protect against rate-setting uncertainty in the initial years of the exchanges, the latter of which will be funded by contributions from certain individual and group health plans.

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
Various aspects of the ACA will transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA requires premium rate review in certain market segments and will also require that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We do not believe that we will be required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, as part of the rate review process, certain insurers may be excluded from participating in the exchanges if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. As noted above with respect to the health insurer fee, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been finalized. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, regulators in California and Oregon have opined that health insurers may not increase individual family plan and small group employer premiums in 2013 to cover increased costs associated with the health insurer fee payable in 2014. It is not yet clear how state regulators will respond to rate filings in other market segments that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take further positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, similar to the above referenced examples, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected.
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
There are numerous steps required to implement the ACA, and clarifying regulations and other guidance are expected over several years. Additional guidance and regulations on certain provisions of the ACA have been issued, including proposed rules, but we are still awaiting further final guidance or regulations on a number of key provisions. These provisions include certain aspects of the calculation of the health insurer fee as noted above and the limitation on deductibility of executive compensation, among others. The final regulations relating to the Medicare Shared Savings program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined. Moreover, though the federal government has in certain instances issued final regulations, including, for example, with respect to the exchanges, the risk adjustment, risk corridor and reinsurance programs and market reforms such as guaranteed availability, ratings reform and essential health benefits, there remains considerable uncertainty around the ultimate requirements of the legislation, as the final regulations are sometimes unclear or incomplete, and are subject to further change. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the ACA have been definitively determined. Because of the magnitude, scope and complexity of the ACA, we also need to dedicate substantial resources and incur material expenses to implement the legislation. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations and actions of our competitors could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court's June 2012 decision in NFIB v. Sebelius and the November 2012 presidential and congressional elections. In Sebelius, the Supreme Court upheld the ACA's individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Although many states, such as California, are considering extending coverage to the uninsured through Medicaid expansions, the Supreme Court's decision to overturn the part of the ACA that conditions ongoing funding for Medicaid on participation by states in the Medicaid expansion may cause some states, such as Arizona, to choose not to expand Medicaid coverage as required in the initial legislation. Further, there is uncertainty as to which states will choose to accept the Medicaid expansion and the future size and scope of state Medicaid programs. Medicaid expansion in California has not been formally addressed, but is generally expected to be approved in connection with the state budget process in 2013.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. Finally, though legislative repeal of the ACA is unlikely following the 2012 presidential and congressional elections, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA, such as with respect to certain subsidies available to low-income individuals, and may attempt to amend or withhold the funding necessary to implement the ACA. Any such amendment or withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while recently proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDOI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDOI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California will negotiate the price of coverage sold on these exchanges. These kinds of state regulations and legislation could limit or delay our ability to increase premiums even where actuarially supported and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
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
Due to the complexity of the ACA, including the continuing modification and interpretation of the ACA rules, and the numerous steps required to implement it, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments
Arizona Medicaid Contract Award
On March 25, 2013, the Arizona Health Care Cost Containment System ("AHCCCS") awarded us a contract to administer Medicaid benefits in Arizona's Maricopa County following a competitive bid process. When the contract becomes effective, which is currently expected to be in October 2013, Health Net will be offered as an acute care health plan option to AHCCCS-eligible beneficiaries in Maricopa County. The contract has an initial term of three years, with two additional one-year extensions at the option of AHCCCS.
CMS and DHCS Sign Memorandum of Understanding for California's Dual Eligibles Demonstration
On March 27, 2013, the Centers for Medicare & Medicaid Services ("CMS") and the California Department of Health Care Services ("DHCS") moved one step closer to implementing the dual eligibles demonstration portion of California's Coordinated Care Initiative, known as Cal MediConnect, by signing a Memorandum of Understanding ("MOU") that establishes the framework of the program. The three-year health care coverage program, which is available to beneficiaries who are fully eligible for both the Medicare and Medi-Cal programs ("dual eligibles"), is scheduled to begin no earlier than October 2013, based on DHCS' current timetable. For additional information on California's Coordinated Care Initiative, see "Western Region Operations Reportable Segment—California Coordinated Care Initiative" below.
CalPERS Contract Award
In April 2013, the California Public Employees' Retirement System ("CalPERS") voted to award us a contract to provide HMO benefits to CalPERS beneficiaries in six Southern California counties. The award is subject to the parties' agreement on the final terms of the contract, and our CalPERS offerings are subject to regulatory approval. Once finalized, the contract is expected to cover CalPERS commercial and Medicare Advantage beneficiaries living in Kern, Los Angeles, Orange, Riverside, San Bernardino and San Diego counties for an initial five-year term. We expect to begin administering benefits to CalPERS beneficiaries on January 1, 2014.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,632,069	$2,620,949
Government contracts	134,512	181,362
Net investment income	29,551	22,304
Administrative services fees and other income	905	5,784
Total revenues	2,797,037	2,830,399
Expenses
Health plan services (excluding depreciation and amortization)	2,268,736	2,343,659
Government contracts	125,475	162,310
General and administrative	245,235	237,276
Selling	58,561	61,561
Depreciation and amortization	9,439	7,430
Interest	8,288	8,628
Divested operations and services expenses	—	23,096
Total expenses	2,715,734	2,843,960
Income (loss) from continuing operations before income taxes	81,303	(13,561)
Income tax provision (benefit)	31,253	(5,427)
Income (loss) from continuing operations	50,050	(8,134)
Discontinued operations:
Loss from discontinued operation, net of tax	—	(18,452)
Net income (loss)	$50,050	$(26,586)
Net income (loss) per share—basic:
Income (loss) from continuing operations	$0.63	$(0.10)
Loss on discontinued operation, net of tax	$—	$(0.22)
Net income (loss) per share—basic	$0.63	$(0.32)
Net income (loss) per share—diluted:
Income (loss) from continuing operations	$0.62	$(0.10)
Loss on discontinued operation, net of tax	$—	$(0.22)
Net income (loss) per share—diluted	$0.62	$(0.32)
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, our results of operations for the three months ended March 31, 2012, included loss from discontinued operation of $(18.5) million related to our Medicare PDP business. As of March 31, 2012, we had approximately 424,000 Medicare stand-alone prescription drug plan members. As of March 31, 2013, we had no Medicare stand-alone prescription drug plan members.
For the three months ended March 31, 2013, we reported net income of $50.1 million or $0.62 per diluted share as compared to net loss of $(26.6) million or $(0.32) per diluted share for the same period in 2012. For the three months ended March 31, 2013, we reported net income from continuing operations of $50.1 million as compared to net loss from continuing operations of $(8.1) million for the same period in 2012. Pretax margins from continuing operations were 2.9 percent for the three months ended March 31, 2013 compared to (0.5) percent for the same period in 2012.
Our total revenues decreased approximately 1.2 percent from the first quarter of 2012 to approximately $2.8 billion in the first quarter of 2013. Our Government Contracts revenues decreased by 25.8 percent for the three months ended March 31, 2013 to $134.5 million from $181.4 million in the same period in 2012. Our Government Contracts costs decreased by 22.7 percent for the three months ended March 31, 2013 to $125.5 million from $162.3 million in the same period in 2012. The declines in our Government Contracts revenues and costs for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 were primarily due to the terms and structure of the MFLC contract we entered into in August 2012, as compared to the prior MFLC contract, and lower incentives on the T-3 contract. For additional information about our T-3 and MFLC contracts, see "—Government Contracts Reportable Segment."
Health plan services premium revenues of approximately $2.6 billion for the three months ended March 31, 2013 were essentially flat compared to the same period in 2012. Health plan services expenses decreased by 3.2 percent to approximately $2.3 billion for the three months ended March 31, 2013 compared to the same period in 2012. Investment income increased to $29.6 million for the three months ended March 31, 2013 compared with $22.3 million for the three months ended March 31, 2012, respectively.
Our operating results for the three months ended March 31, 2012 were impacted by $25 million of negative prior period reserve development. This negative prior period reserve development was recorded as part of health care costs. For the three months ended March 31, 2013, there were no material reserve developments related to prior years.
Days Claims Payable
Days claims payable ("DCP") for the first quarter of 2013 was 43.5 days compared with 37.2 days in the first quarter of 2012. Adjusted DCP, which we calculate in accordance with the paragraph below, for the first quarter of 2013 was 62.1 days compared with 53.0 days in the first quarter of 2012.
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

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,097.7	$958.1
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(132.9)	(85.6)
(2) Reserve for Claims and Other Settlements—Adjusted	$964.8	$872.5
(3) Health Plan Services Cost—GAAP	$2,268.7	$2,343.7
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(869.8)	(846.5)
(4) Health Plan Services Cost—Adjusted	$1,398.9	$1,497.2
(5) Number of Days in Period	90	91
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	43.5	37.2
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	62.1	53.0
Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Continuing Operations:
Income tax expense (benefit) from continuing operations	$31.3	$(5.4)
Effective income tax rate for continuing operations	38.4%	40.0%

Discontinued Operation:
Income tax expense (benefit) from discontinued operation A	$—	$(10.3)
Effective income tax rate for discontinued operation A	—%	35.8%
________
A - For the three months ended March 31, 2013, we had no discontinued operation; therefore, income tax expense from discontinued operation and the corresponding effective income tax rate are not applicable.
Continuing Operations
The effective income tax rate for continuing operations was 38.4% and 40.0% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2013 and 2012 due to state income taxes, tax-exempt investment income, and non-deductible compensation.

Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. No gain or loss on sale of discontinued operation was recorded for the three months ended March 31, 2012. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation in 2012. We recorded tax benefits of $10.3 million against losses from discontinued operation for the three months ended March 31, 2012. We had no income or loss and no tax expense or benefit for discontinued operation for the three months ended March 31, 2013.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been classified as discontinued operation for the three months ended March 31, 2012.
Western Region Operations Segment Membership (in thousands)

	March 31, 2013	March 31, 2012	Increase/ (Decrease)	% Change
California
Large Group	628	754	(126)	(16.7)%
Small Group and Individual	325	302	23	7.6%
Commercial Risk	953	1,056	(103)	(9.8)%
Medicare Advantage	143	139	4	2.9%
Medi-Cal/Medicaid	1,100	1,034	66	6.4%
Total California	2,196	2,229	(33)	(1.5)%

Arizona
Large Group	69	82	(13)	(15.9)%
Small Group and Individual	57	62	(5)	(8.1)%
Commercial Risk	126	144	(18)	(12.5)%
Medicare Advantage	43	43	—	—%
Total Arizona	169	187	(18)	(9.6)%

Northwest
Large Group	21	35	(14)	(40.0)%
Small Group and Individual	45	55	(10)	(18.2)%
Commercial Risk	66	90	(24)	(26.7)%
Medicare Advantage	47	44	3	6.8%
Total Northwest	113	134	(21)	(15.7)%

Total Health Plan Enrollment
Large Group	718	871	(153)	(17.6)%
Small Group and Individual	427	419	8	1.9%
Commercial Risk	1,145	1,290	(145)	(11.2)%
Medicare Advantage	233	226	7	3.1%
Medi-Cal/Medicaid	1,100	1,034	66	6.4%
	2,478	2,550	(72)	(2.8)%

Total Western Region Operations enrollment was approximately 2.5 million members at March 31, 2013, a decrease of 2.8 percent compared with enrollment at March 31, 2012. Total enrollment in our California health plans declined by 1.5 percent to approximately 2.2 million members from March 31, 2012 to March 31, 2013.

Western Region Operations commercial enrollment declined by 11.2 percent from approximately 1.3 million members at March 31, 2012 to approximately 1.1 million members at March 31, 2013, primarily due to increasingly competitive markets and our efforts to reposition our commercial book of business. Enrollment in our large group segment decreased by 17.6 percent, or 153,000 members, from 871,000 members at March 31, 2012 to 718,000 members at March 31, 2013. Enrollment in our small group and individual segment in our Western Region Operations segment increased by 1.9 percent, from 419,000 members at March 31, 2012 to 427,000 members at March 31, 2013. Membership in our tailored network products decreased by 5.7 percent, or 26,000 members, from March 31, 2012 to March 31, 2013. As of March 31, 2013, membership in tailored network products accounted for 37.1 percent of our Western Region Operations commercial enrollment compared with 35.0 percent at March 31, 2012.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at March 31, 2013 was 233,000 members, an increase of 3.1 percent compared with 226,000 members at March 31, 2012. This increase was due to gains of 4,000 members in California and 3,000 members in the Northwest.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Medicaid enrollment in California increased by 66,000 members or 6.4 percent to 1.1 million members at March 31, 2013 compared with 1.0 million members at March 31, 2012. The increase in the Medicaid membership includes the impact of our participation in California's seniors and persons with disabilities ("SPDs")program. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of certain Medi-Cal only SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 in 16 California counties, including Los Angeles County. As of March 31, 2013, we had approximately 118,000 total SPD members.
We are the sole commercial plan contractor with the DHCS to provide Medi-Cal services in Los Angeles County, California. As of March 31, 2013, 492,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 51 percent of our Medi-Cal membership. As of March 31, 2013, 547,000 of our California state health program members resided in Los Angeles County, representing approximately 50 percent of our membership in all California state health programs. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their expiration dates as of the date of the settlement agreement. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019.
California Coordinated Care Initiative
In 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The stated purpose of the CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or "dual eligibles," as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services. Accordingly, in participating counties, the CCI will establish a voluntary three-year “dual eligibles demonstration” program to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS.
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
Dual eligibles are expected to receive advance notice regarding their enrollment options which varies by county. On March 27, 2013, CMS and DHCS signed an MOU that establishes the framework of the dual eligibles demonstration portion of the CCI. As currently proposed, the dual eligibles demonstration would continue for a three-year term beginning no sooner than October 2013 based on DHCS' current timetable, with initial enrollment occurring on a phased in basis based on birth date.
The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the CCI in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the dual eligibles demonstration. Dual eligibles who "opt out" will continue to receive Medi-Cal benefits through a managed care health plan under the CCI, but will receive separate fee-for-service Medicare benefits. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined. The initial enrollment period in Los Angeles County will be phased in over 15 months.
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
Participation in the dual eligibles demonstration would require us to enter into a three-way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles. The CCI is subject to the approval of CMS. Prior to CMS' determination on whether to approve the CCI, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, on an ongoing basis we will likely be required to make certain filings with, and obtain approvals from, DMHC in connection with our proposed participation in the CCI. For example, on October 1, 2012, the DMHC approved certain modifications to the internal organizational structure of our subsidiaries related to our participation in the CCI.
Our participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us. However, we will not be able to participate in the CCI in either Los Angeles or San Diego County unless a number of objectives and conditions are met including, among others, our entry into a contract on satisfactory terms (including, without limitation, satisfactory rates) with the DHCS and CMS for the CCI and our execution of necessary modifications to our internal administrative and operations structure to meet the demands of the CCI. Certain of these conditions are outside of our control and there can be no assurances that we will be able to meet all of the objectives and conditions necessary for our participation in the CCI in Los Angeles County, San Diego County or both. In addition, the changes to our administrative and operations structure will include implementing delivery systems for benefits with which we have limited operating experience, including LTSS. We expect that we will incur material incremental costs to prepare for the CCI. If we do not participate in the CCI in either county, this would result in the loss of some or all of the resources that have been and will be invested in this opportunity and could have a material adverse effect on our business and the trading price of our common stock.
In addition, if we participate in the CCI in either Los Angeles or San Diego County, there can be no assurance that this business opportunity will prove to be successful. The CCI is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the CCI will be subject to a number of risks inherent in untested health care initiatives. For example, there may be difficulties in the implementation of the dual eligibles demonstration that could detract from its acceptance by beneficiaries or increase our costs of participation in the dual eligibles demonstration. In addition, our participation in the CCI will require us to provide benefits with which we have limited operating experience, including but not limited to LTSS. Our failure to organize and deliver on this new model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in our proposed participation in the CCI include that dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or fail to obtain suitable rates under our agreement with CMS and DHCS, our participation in the CCI may prove to be unprofitable. In addition, we may not be able to effectively design and implement the necessary modifications to our internal administrative and operations structure to meet the demands of the CCI, which may negatively impact our profitability in the CCI and have an adverse effect on our financial condition and results of operations. For example, our profitability in the CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, either directly or by subcontracting with other parties. Because we have limited operating experience in providing and administering this benefit, particularly with respect to cost management, there is no assurance that we will be able to make such arrangements on favorable terms, which may adversely affect our results of operations. Our failure to successfully participate in the CCI could have a material adverse effect on our business, financial condition and/or results of operations.

State-Sponsored Health Plans Rate Settlement Agreement
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into an Agreement with the DHCS to settle historical rate disputes with respect to our participation in Medi-Cal for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement for an additional five years from their existing expiration dates; (2) a settlement account (the "Account") applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the CCI that is expected to begin in 2013 and any potential future Medicaid expansion under federal health care reform; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
The Account was established on January 1, 2013 with an initial balance of zero, and will be settled in cash on December 31, 2019, except that under certain circumstances DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the “Term”).
During the Term, the deficit or surplus will be calculated annually and the resulting balance in the Account will be adjusted accordingly following DHCS' review of our adjustment amount. Cash settlement of the Account will occur upon expiration of the Term as provided in the Agreement, subject to certain provisions for interim partial settlement payments to us in the event that DHCS terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. The alternative minimum amount is calculated as follows: (i) $264 million, minus (ii) any partial settlement payments previously made to us by DHCS, minus (iii) 50% of the pre-tax income on our state-sponsored health care programs business in excess of a 2.0% pre-tax margin for each calendar year of the Term. Under the Agreement, DHCS will make an interim partial settlement payment to us based on a pro rata portion of the alternative minimum amount if it terminates any of our state-sponsored health care programs contracts early. We believe that the use of the Account will help promote greater financial stability and predictability in our state health care programs business during the Term.
As of March 31, 2013, we calculated and recorded a deficit of $20.8 million reflecting our estimated adjustment to the Account based on our actual pretax margin for the three months ended March 31, 2013. This amount is reported as part of health plan services premiums and the deficit balance, a receivable, is included in other noncurrent assets.

Western Region Operations Segment Results

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except PMPM data)
Health plan services premiums	$2,632,069	$2,620,949
Net investment income	29,551	22,304
Administrative services fees and other income	905	5,784
Total revenues	2,662,525	2,649,037
Health plan services	2,268,736	2,349,377
General and administrative	245,235	230,804
Selling	58,561	61,561
Depreciation and amortization	9,439	7,429
Interest	8,288	8,628
Total expenses	2,590,259	2,657,799
Income (loss) from continuing operations before income taxes	72,266	(8,762)
Income tax provision (benefit)	27,629	(3,685)
Income (loss) from continuing operations	$44,637	$(5,077)
Pretax margin	2.7%	(0.3)%
Commercial premium yield	2.9%	5.3%
Commercial premium PMPM (d)	$385.29	$374.58
Commercial health care cost trend	(3.3)%	12.3%
Commercial health care cost PMPM (d)	$331.13	$342.29
Commercial MCR (e)	85.9%	91.4%
Medicare Advantage MCR (e)	91.9%	87.9%
Medicaid MCR (e)	80.0%	86.7%
Health plan services MCR (a)	86.2%	89.6%
G&A expense ratio (b)	9.3%	8.8%
Selling costs ratio (c)	2.2%	2.3%

__________

(a)	Health plan services MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums revenue and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes administrative services only ("ASO") member months.

(e)
Commercial, Medicare Advantage and Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 0.5 percent to $2.7 billion for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in premium revenues and net investment income. Health plan services premium revenues in our Western Region Operations segment increased 0.4 percent to $2.6 billion for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in Medicaid premium revenues from favorable retroactive rate adjustments related to prior periods of $42 million (see Note 2 to our consolidated financial statements) and $20.8 million recorded in connection with the state-sponsored health plans rate settlement agreement (see Note 10 to our consolidated financial statements). This increase in Medicaid premium revenues was partially offset by a decrease in commercial premium revenues.

Investment income in our Western Region Operations segment increased to $29.6 million for the three months ended March 31, 2013 from $22.3 million for the same period in 2012 due to higher gains on sales of investments.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $2.3 billion for the three months ended March 31, 2013 and March 31, 2012, respectively. Health plan services expenses in our Western Region Operations segment declined by 3.4 percent for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to a decline in commercial health plan services costs reflecting, among other things, lower utilization in the three months ended March 31, 2013.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 2.9 percent to approximately $385 for the three months ended March 31, 2013 compared to an increase of 5.3 percent to approximately $375 for the same period of 2012.
Commercial health care costs PMPM for the three months ended March 31, 2013 in our Western Region Operations segment were approximately $331, a 3.3 percent decrease over the commercial health care costs PMPM of $342 for the same period of 2012. We believe the decrease in the commercial health care costs PMPM for the three months ended March 31, 2013 was due to the absence of adverse prior period development, improved product and enrollment mix and lower utilization experienced in the three months ended March 31, 2013.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 86.2 percent for the three months ended March 31, 2013 compared with 89.6 percent for the three months ended March 31, 2012.
Commercial MCR in our Western Region Operations segment was 85.9 percent for the three months ended March 31, 2013 compared with 91.4 percent for the three months ended March 31, 2012. The improvement of 550 basis points in our commercial MCR for the three months ended March 31, 2013 was primarily due to the adverse prior period development included in commercial health care costs for the three months ended March 31, 2012 as well as improved product and enrollment mix and lower utilization experienced in the three months ended March 31, 2013.
The Medicare Advantage MCR in our Western Region Operations segment was 91.9 percent for the three months ended March 31, 2013 compared with 87.9 percent for the three months ended March 31, 2012. The Medicare Advantage MCR deteriorated 400 basis points for the three months ended March 31, 2013 compared to the same period in 2012 due to lower premium yield in the three months ended March 31, 2013.
The Medicaid MCR in our Western Region Operations segment was 80.0 percent for the three months ended March 31, 2013 compared with 86.7 percent for the three months ended March 31, 2012. The decrease in the Medicaid MCR for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to $38 million in revenues net of percent of premium capitation from favorable retroactive rate adjustments related to prior periods that were recognized in the three months ended March 31, 2013.
G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $245.2 million for the three months ended March 31, 2013 compared with $230.8 million for the three months ended March 31, 2012. The G&A expense ratio was 9.3 percent for the three months ended March 31, 2013 compared to 8.8 percent for the three months ended March 31, 2012. The increase in our G&A expenses is primarily due to costs related to the implementation of health care reform, addressing new regulatory requirements and preparation for the CCI, including the dual eligibles demonstrations.
Selling expense in our Western Region Operations segment was $58.6 million for the three months ended March 31, 2013 compared with $61.6 million for the three months ended March 31, 2012. The selling costs ratio was 2.2 percent for the three months ended March 31, 2013 compared to 2.3 percent for the three months ended March 31, 2012.
Interest expense in our Western Region Operations segment was $8.3 million for the three months ended March 31, 2013 compared with $8.6 million for the three months ended March 31, 2012. This decrease is primarily due to lower borrowings and lower interest rates in the three months ended March 31, 2013 as compared to the same period in 2012.

Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of March 31, 2013. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in seven states covering approximately 14,500 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, entered into a new contract under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services was the sole contractor under the previous MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. MHN Government Services is now providing counseling services to military service members and their families under the current MFLC contract. Revenues from the current and prior MFLC contracts were $25.9 million and $57.1 million for the three months ended March 31, 2013 and 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Government contracts revenues	$134,512	$181,362
Government contracts costs	125,475	159,323
Income from continuing operations before income taxes	9,037	22,039
Income tax provision	3,624	8,776
Income from continuing operations	$5,413	$13,263
Government Contracts revenues decreased by $46.9 million, or 25.8 percent, for the three months ended March 31, 2013 as compared to the same period in 2012. Government Contracts costs decreased by $33.8 million or 21.2 percent for the three months ended March 31, 2013 as compared to the same period in 2012. Declines in Government Contracts revenues for the three months ended March 31, 2013 were primarily due to the terms and structure of the current MFLC contract, as compared to the prior MFLC contract, and lower incentives on the T-3 contract. Declines in Government Contracts costs for the three months ended March 31, 2013 were primarily due to the terms and structure of the current MFLC contract as compared to the prior MFLC contract.

Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Health plan services	$—	$126
General and administrative	—	5
Depreciation and amortization	—	1
Divested operations and services expenses	—	23,096
Total expenses	—	23,228
Loss from continuing operations before income taxes	—	(23,228)
Income tax benefit	—	(8,846)
Net loss from continuing operations	$—	$(14,382)
Our Divested Operations and Services reportable segment includes the operations of our businesses that provided administrative services to United in connection with the Northeast Sale and transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 to our consolidated financial statements for additional information on the sale of our Medicare PDP business, and Note 4 for more information regarding our reportable segments.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Costs included in health plan services costs	$—	$(5,844)
Costs included in government contract costs	—	2,987
Costs included in G&A	—	6,467
Loss from continuing operations before income taxes	—	(3,610)
Income tax (benefit)	—	(1,672)
Net loss from continuing operations	$—	$(1,938)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. Our Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within our reportable segments.
Our operating results for the three months ended March 31, 2012 were impacted primarily by $9.5 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior litigation settlement.
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
Cash and Investments
As of March 31, 2013, the fair value of our investment securities available-for-sale was $1.8 billion, all in current investments. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of March 31, 2013, our investment portfolio includes $439.3 million, or 24.9% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of March 31, 2013, our investment portfolio also included $860.8 million, or 48.7% of our portfolio holdings, of obligations of states and other political subdivisions and $440.7 million, or 24.9% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $6.6 million as of March 31, 2013, and $2.7 million as of December 31, 2012. There were no noncurrent investments available-for-sale included in the gross unrealized losses as of March 31, 2013 and December 31, 2012, respectively. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three months ended March 31, 2013 or 2012.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions and for business expansion opportunities, such as the CCI. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation and costs associated with our proposed participation in the CCI, among other things, could adversely affect our liquidity.

Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $170.6 million as of March 31, 2013 and $129.9 million as of December 31, 2012. The receivable from DHCS related to our California Medicaid business was $248.7 million as of March 31, 2013 and $174.0 million as of December 31, 2012. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $207.9 million and $228.3 million as of March 31, 2013 and December 31, 2012, respectively. The timing of collection of such receivables is impacted by government audit, among other things, and can extend for periods beyond a year.
Operating Cash Flows
Our net cash flow (used in) provided by operating activities for the three months ended March 31, 2013 compared to the same period in 2012 is as follows:

	March 31,	March 31,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(28.2)	$4.2	$(32.4)
The decrease of $32.4 million in operating cash flows is primarily related to the timing of certain California Medicaid payments.
Investing Activities
Our net cash flow provided by investing activities for the three months ended March 31, 2013 compared to the same period in 2012 is as follows:

	March 31,	March 31,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by investing activities	$4.9	$125.8	$(120.9)
Net cash provided by investing activities decreased by $120.9 million during the three months ended March 31, 2013 as compared to the same period in 2012. This decrease is primarily due to a $118.7 million decrease in net sales and maturities of available-for-sale securities.
 Financing Activities
Our net cash flow (used in) provided by financing activities for the three months ended March 31, 2013 compared to the same period in 2012 is as follows:

	March 31,	March 31,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(86.5)	$30.8	$(117.3)
Net cash used in financing activities increased by $117.3 million during the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to a $58.2 million increase in share repurchases, a $23.8 million decrease in checks outstanding (net of deposits), a $22.4 million decrease in cash from customer funds administered and a $7.5 million decrease in proceeds from the exercise of stock options and employee stock purchases.
Capital Structure
Our debt-to-total capital ratio was 24.6 percent as of March 31, 2013 compared with 24.3 percent as of December 31, 2012. This increase was primarily due to share repurchases during the three months ended March 31, 2013. See "—Share Repurchases" below.
Share Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the three months ended March 31, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2013 was $280.0 million. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
Under our various stock option and long-term incentive plans, in certain circumstances employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, we have the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of our stock repurchase program.
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of March 31, 2013:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	2,400,059	(c)	$26.20	$62,873,931	2,400,000	$287,127,636
February 1—February 28	818,916	(c)	27.22	22,289,959	257,211	$280,000,018
March 1—March 31	834	(c)	28.68	23,919	—	$280,000,018
	3,219,809		$26.46	$85,187,809	2,657,211
 ________

(a)
During the three months ended March 31, 2013, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2013, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $441.3 million (see "—Letters of Credit" below). As of April 30, 2013, we had $130.0 million in borrowings outstanding under the revolving credit facility.
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
As of March 31, 2013, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2013 and April 30, 2013, we had outstanding letters of credit of $58.7 million and $58.7 million, respectively, resulting in a maximum amount available for borrowing of $441.3 million as of March 31, 2013 and $411.3 million as of April 30, 2013. As of March 31, 2013 and April 30, 2013, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2013, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of March 31, 2013, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At March 31, 2013, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the three months ended March 31, 2013, we made no such capital contributions. In addition, Health Net, Inc. made no significant capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through April 30, 2013.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2012 in our Form 10-K. During the three months ended March 31, 2013, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2013, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2013 is discussed below. There were no other significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (54.6) million
1%	$ (27.9) million
(1)%	$ 29.2 million
(2)%	$ 59.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 25.7 million
1%	$ 12.9 million
(1)%	$ (12.9) million
(2)%	$ (25.7) million

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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations such as our SPD population in California, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at March 31, 2013 and December 31, 2012 was approximately $55 million and $53 million, respectively. There were no material changes in the amount of these reserves, or the amount of these reserves as a percentage of reserve for claims and other settlements, between December 31, 2012 and March 31, 2013.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended March 31, 2013, there were no material reserve developments related to prior years. For the three months ended March 31, 2012, health care cost was impacted by approximately $25 million attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2012.
For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended March 31, 2013, there were no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of March 31, 2013 was $280.0 million.
Under the Company’s various stock option and long-term incentive plans, in certain circumstances employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations for employees that may be required to be withheld or paid in connection with such equity awards, including any tax obligation arising on the vesting date.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of March 11, 2013, by and between Health Net, Inc. and Scott Law, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (3) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	May 3, 2013	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 3, 2013	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of March 11, 2013, by and between Health Net, Inc. and Scott Law, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (3) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.