Form 10-Q
period 2013-06-30
HEALTH NET INC
filed 2013-07-29
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The number of shares outstanding of the registrant’s Common Stock as of July 23, 2013 was 79,398,166 (excluding 70,655,140 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Health plan services premiums	$2,578,874	$2,618,927	$5,210,943	$5,239,876
Government contracts	139,942	176,248	274,454	357,610
Net investment income	17,143	24,697	46,694	47,001
Administrative services fees and other income	2,472	8,662	3,377	14,446
Divested operations and services revenue	—	12,805	—	12,805
Total revenues	2,738,431	2,841,339	5,535,468	5,671,738
Expenses
Health plan services (excluding depreciation and amortization)	2,191,918	2,358,455	4,460,654	4,702,114
Government contracts	127,400	153,406	252,875	315,716
General and administrative	291,437	228,756	536,672	466,032
Selling	57,769	58,390	116,330	119,951
Depreciation and amortization	9,514	7,385	18,953	14,815
Interest	8,365	8,246	16,653	16,874
Divested operations and services expenses	—	19,290	—	42,386
Total expenses	2,686,403	2,833,928	5,402,137	5,677,888
Income (loss) from continuing operations before income taxes	52,028	7,411	133,331	(6,150)
Income tax provision (benefit)	18,545	2,241	49,798	(3,186)
Income (loss) from continuing operations	33,483	5,170	83,533	(2,964)
Discontinued operations:
Loss from discontinued operation, net of tax	—	—	—	(18,452)
Gain on sale of discontinued operation, net of tax	—	119,440	—	119,440
Income on discontinued operation, net of tax	—	119,440	—	100,988
Net income	$33,483	$124,610	$83,533	$98,024

Net income per share—basic:
Income (loss) from continuing operations	$0.42	$0.06	$1.05	$(0.04)
Income on discontinued operation, net of tax	$—	$1.44	$—	$1.22
Net income per share—basic	$0.42	$1.50	$1.05	$1.18

Net income per share—diluted:
Income (loss) from continuing operations	$0.42	$0.06	$1.04	$(0.04)
Income on discontinued operation, net of tax	$—	$1.42	$—	$1.20
Net income per share—diluted	$0.42	$1.48	$1.04	$1.16

Weighted average shares outstanding:
Basic	79,367	83,255	79,438	82,882
Diluted	80,085	84,037	80,287	84,160

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$33,483	$124,610	$83,533	$98,024
Other comprehensive (loss) income before tax:
Unrealized (losses) gains on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(65,763)	20,663	(74,853)	27,572
Less: Reclassification adjustments for gains included in earnings	(5,647)	(12,431)	(22,936)	(25,389)
Unrealized (losses) gains on investments available-for-sale, net	(71,410)	8,232	(97,789)	2,183
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	643	1,038	1,286	2,076
Defined benefit pension plans, net	643	1,038	1,286	2,076
Other comprehensive (loss) income before tax	(70,767)	9,270	(96,503)	4,259
Income tax (benefit) expense related to components of other comprehensive income	(24,882)	12,814	(33,910)	13,215
Other comprehensive loss, net of tax	(45,885)	(3,544)	(62,593)	(8,956)
Comprehensive (loss) income	$(12,402)	$121,066	$20,940	$89,068

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$279,618	$340,110
Investments-available-for-sale (amortized cost: 2013-$1,669,326, 2012-$1,753,931)	1,632,466	1,812,512
Premiums receivable, net of allowance for doubtful accounts (2013-$1,405, 2012-$668)	579,206	373,269
Amounts receivable under government contracts	205,168	228,316
Other receivables	52,283	113,875
Deferred taxes	80,382	51,086
Other assets	119,015	130,796
Total current assets	2,948,138	3,049,964
Property and equipment, net	190,394	183,793
Goodwill	565,886	565,886
Other intangible assets, net	15,556	17,271
Deferred taxes	5,503	13,583
Investments-available-for-sale-noncurrent (amortized cost: 2013-$20,679, 2012-$0)	18,332	—
Other noncurrent assets	137,644	103,893
Total Assets	$3,881,453	$3,934,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,013,086	$1,037,973
Health care and other costs payable under government contracts	76,231	75,649
Unearned premiums	124,205	151,048
Accounts payable and other liabilities	392,647	373,426
Total current liabilities	1,606,169	1,638,096
Senior notes payable	399,197	399,095
Borrowings under revolving credit facility	125,000	100,000
Other noncurrent liabilities	226,863	240,169
Total Liabilities	2,357,229	2,377,360
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2013-150,052 shares; 2012-148,727 shares )	150	149
Additional paid-in capital	1,360,749	1,329,000
Treasury common stock, at cost (2013-70,655 shares of common stock; 2012-67,426 shares of common stock)	(2,178,121)	(2,092,625)
Retained earnings	2,377,055	2,293,522
Accumulated other comprehensive income	(35,609)	26,984
Total Stockholders’ Equity	1,524,224	1,557,030
Total Liabilities and Stockholders’ Equity	$3,881,453	$3,934,390

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						98,024		98,024
Other comprehensive loss							(8,956)	(8,956)
Exercise of stock options and vesting of restricted stock units	1,877	2	16,587					16,589
Share-based compensation expense			18,067					18,067
Tax benefit related to equity compensation plans			5,313					5,313
Repurchases of common stock				(1,051)	(33,143)			(33,143)
Balance as of June 30, 2012	148,681	$149	$1,318,004	(65,898)	$(2,056,272)	$2,269,483	$7,676	$1,539,040
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						83,533		83,533
Other comprehensive loss							(62,593)	(62,593)
Exercise of stock options and vesting of restricted stock units	1,325	1	16,204					16,205
Share-based compensation expense			16,877					16,877
Tax detriment related to equity compensation plans			(1,332)					(1,332)
Repurchases of common stock				(3,229)	(85,496)			(85,496)
Balance as of June 30, 2013	150,052	$150	$1,360,749	(70,655)	$(2,178,121)	$2,377,055	$(35,609)	$1,524,224
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,533	$98,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	18,953	14,815
Gain on sale of discontinued operation	—	(119,440)
Share-based compensation expense	16,877	18,067
Deferred income taxes	12,748	9,453
Excess tax benefit on share-based compensation	(430)	(6,059)
Net realized (gain) loss on investments	(22,936)	(25,389)
Other changes	15,524	7,047
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(232,780)	27,172
Other current assets, receivables and noncurrent assets	27,481	(52,356)
Amounts receivable/payable under government contracts	29,051	(20,754)
Reserves for claims and other settlements	(24,887)	136,826
Accounts payable and other liabilities	(57,604)	36,527
Net cash (used in) provided by operating activities	(134,470)	123,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	573,406	1,015,252
Maturities of investments	51,414	69,100
Purchases of investments	(559,442)	(1,010,613)
Purchases of property and equipment	(26,765)	(37,660)
Net cash received from sale of business	—	248,238
(Purchases) sales of restricted investments and other	(2,589)	6,895
Net cash provided by investing activities	36,024	291,212
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	8,173	16,589
Excess tax benefit on share-based compensation	430	6,059
Repurchases of common stock	(77,464)	(28,794)
Borrowings under financing arrangements	323,000	100,000
Repayment of borrowings under financing arrangements	(298,000)	(122,500)
Net increase (decrease) in checks outstanding, net of deposits	75,552	—
Customer funds administered	6,263	16,392
Net cash provided by (used in) financing activities	37,954	(12,254)
Net (decrease) increase in cash and cash equivalents	(60,492)	402,891
Cash and cash equivalents, beginning of period	340,110	230,253
Cash and cash equivalents, end of period	$279,618	$633,144
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,499	$15,626
Income taxes paid	34,006	2,431
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
On April 1, 2012, we completed the sale of the business operations of our Medicare stand-alone Prescription Drug Plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operations in our consolidated statements of operations for the six months ended June 30, 2012. See Note 3 for more information on the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits, of $99.4 million as of June 30, 2013 and $23.8 million as of December 31, 2012. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and six months ended June 30, 2013 and 2012, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $421.9 million and $424.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the fair value of our variable-rate borrowings under our revolving credit facility was $125.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and six months ended June 30, 2013, there were no material reserve developments related to prior years. For the three and six months ended June 30, 2012, health care costs were impacted by approximately $7.9 million and $32.9 million, respectively, attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development. We believe this unfavorable reserve development for the three and six months ended June 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for approximately 95% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services ("CMS") for coverage of Medicare-eligible individuals. Furthermore, all of our Medicaid revenue is currently derived from our participation in the state Medicaid program in California ("Medi-Cal") through our relationship with the State of California Department of Health Care Services ("DHCS"). As a result, DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.

Our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended June 30:		(Dollars in millions)
Balance as of April 1, 2012	$23.8	$(12.6)	$11.2
Other comprehensive income before reclassifications	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive income	(8.1)	0.7	(7.4)
Other comprehensive (loss) income for the three months ended June 30, 2012	(4.2)	0.7	(3.5)
Balance as of June 30, 2012	$19.6	$(11.9)	$7.7

Balance as of April 1, 2013	$20.9	$(10.6)	$10.3
Other comprehensive loss before reclassifications	(42.6)	—	(42.6)
Amounts reclassified from accumulated other comprehensive income	(3.7)	0.4	(3.3)
Other comprehensive (loss) income for the three months ended June 30, 2013	(46.3)	0.4	(45.9)
Balance as of June 30, 2013	$(25.4)	$(10.2)	$(35.6)
Six Months Ended June 30:
Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income before reclassifications	6.3	—	6.3
Amounts reclassified from accumulated other comprehensive income	(16.5)	1.3	(15.2)
Other comprehensive (loss) income for the six months ended June 30, 2012	(10.2)	1.3	(8.9)
Balance as of June 30, 2012	$19.6	$(11.9)	$7.7

Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive loss before reclassifications	(48.5)	—	(48.5)
Amounts reclassified from accumulated other comprehensive income	(14.9)	0.8	(14.1)
Other comprehensive (loss) income for the six months ended June 30, 2013	(63.4)	0.8	(62.6)
Balance as of June 30, 2013	$(25.4)	$(10.2)	$(35.6)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,		Affected line item in the Consolidated Statements of Operations
	2013	2012	2013	2012
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$5.7	$12.4	$23.0	$25.4	Net investment income
	5.7	12.4	23.0	25.4	Total before tax
	2.0	4.3	8.1	8.9	Tax expense
	3.7	8.1	14.9	16.5	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	—	(0.1)	—	(0.1)	(a)
Actuarial gains (losses)	(0.7)	(1.0)	(1.3)	(2.0)	(a)
	(0.7)	(1.1)	(1.3)	(2.1)	Total before tax
	(0.3)	(0.4)	(0.5)	(0.8)	Tax benefit
	(0.4)	(0.7)	(0.8)	(1.3)	Net of tax

Total reclassifications for the period	$3.3	$7.4	$14.1	$15.2	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and six months ended June 30, 2013, respectively, 718,000 shares and 849,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three and six months ended June 30, 2012, respectively, 782,000 shares and 1,278,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three and six months ended June 30, 2013, respectively, an aggregate of 1,075,000 shares and 1,630,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and six months ended June 30, 2012, respectively, an aggregate of 1,744,000 shares and 868,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through April 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. The remaining authorization under our stock repurchase program as of June 30, 2013 was $280.0 million. See Note 6 for more information regarding our stock repurchase program.
Goodwill and Other Intangible Assets
We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2013 for our Western Region Operations reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2012	$565.9	$565.9
Balance as of June 30, 2013	$565.9	$565.9
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA"), and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2013 and June 30, 2012, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 149% and 115%, respectively.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2013:
Provider networks	$40.5	$(35.1)	$5.4	19.4
Customer relationships and other	29.5	(19.3)	10.2	11.1
	$70.0	$(54.4)	$15.6

As of December 31, 2012:
Provider networks	$40.5	$(34.6)	$5.9	19.4
Customer relationships and other	29.5	(18.1)	11.4	11.1
	$70.0	$(52.7)	$17.3

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2013	$3.4
2014	2.8
2015	2.6
2016	2.0
2017	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2013 and December 31, 2012 the restricted cash and cash equivalents balances totaled $1.7 million and $0.8 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $26.4 million and $25.5 million as of June 30, 2013 and December 31, 2012, respectively, and are included in investments available-for-sale.
Divested Operations and Services
Divested operations and services revenues and expenses include any revenues and expenses related to the run-out of our business that was sold in connection with the Northeast Sale (as defined below) on December 11, 2009, including items related to our performance under related administrative services and/or claims servicing agreements, and transition-related revenues and expenses related to the sale of our Medicare PDP business on April 1, 2012. The "Northeast Sale" refers to the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and/or had conducted businesses in Connecticut, New Jersey, New York and Bermuda to an affiliate of UnitedHealth Group Incorporated ("United"), and includes the acquisition by United of membership renewal rights for certain commercial health care business conducted by our subsidiary, Health Net Life Insurance Company ("HNL") in the states of Connecticut and New Jersey. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Medicaid/Medi-Cal Rate Adjustment
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. For the three months ended June 30, 2013 we had no premium revenues recognized as a result of retroactive rate adjustments. For the six months ended June 30, 2013 we recognized $42 million of premium revenues as a result of retroactive rate adjustments related to 2011 and 2012 for our SPD and non-SPD members. Retroactive rate adjustments related to 2010 and 2011 for our SPD and non-SPD members were not material for the three and six months ended June 30, 2012. As of June 30, 2013, the amount of receivable outstanding related to these retroactive rate adjustments was not material.
Medi-Cal Rate Reduction
In October 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in reimbursement rates for a number of providers. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, a series of preliminary injunctions arising from various legal challenges have prevented the implementation of AB 97, and no such reductions have been made as of June 30, 2013.
In December 2012, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) issued a decision that reversed the preliminary injunctions against the implementation of AB 97. The Ninth Circuit subsequently denied a motion by the plaintiffs for an en banc hearing and a petition to stay implementation of AB 97 pending appeal to the U.S. Supreme Court. Consequently, as of June 30, 2013, there was no legal bar to the implementation of AB 97. As a result, the reimbursement rate reductions authorized by AB 97 are reflected in California's 2013-2014 budget proposal, which was recently passed by the legislature and signed into law by Governor Brown. The State has not formally determined the effective date for the implementation of AB 97, and the plaintiffs in the AB 97 legal actions may still file a petition to the U.S. Supreme Court to review the Ninth Circuit's ruling. In any case, even if the reductions are implemented as currently authorized, they would be applied to Medi-Cal managed care plans only on a prospective basis, and the impact of such reductions could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Due to these uncertainties, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries, if any, that may result in connection with AB 97.
Medicaid Premium Taxes
On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in Medi-Cal. As a result of this reinstatement, we recorded $35.7 million of premium taxes, of which $25.4 million is attributable to periods prior to the second quarter of 2013, as general and administrative expense for the three and six months ended June 30, 2013. In addition, the State of California increased Medicaid premium revenues in an amount equal to the increase in the premium taxes. As a result, we recorded $35.7 million of premium revenue for the three and six months ended June 30, 2013.
CMS Risk Factor Adjustments
We have an arrangement with CMS that relates to certain of our Medicare products and pursuant to which periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in each of the three and six months ended June 30, 2013 and 2012 was not significant.
Recently Issued Accounting Pronouncement
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have an impact on our consolidated financial statements.

3.	SALE OF MEDICARE PDP BUSINESS
On April 1, 2012, our subsidiary HNL sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark for a total purchase price of $248.2 million. In the three months ended June 30, 2012 we recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, $119.4 million net of tax, and this after tax gain is reported as gain on sale of discontinued operation, net of tax.
Our revenues related to our Medicare PDP business were $0 and $191.8 million for the three and six months ended June 30, 2012, respectively. These revenues were excluded from our continuing operating results and included in loss from discontinued operation. Our Medicare PDP business had a pretax income (loss) of $0 and $(28.8) million for the three and six months ended June 30, 2012, respectively. As of June 30, 2012 and June 30, 2013, we had no Medicare stand-alone prescription drug plan members. We had no revenues and no pretax income related to the Medicare PDP business for each of the three and six months ended June 30, 2013.
4. SEGMENT INFORMATION
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and

Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three and six months ended June 30, 2012. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, program, and certain other health care-related government contracts. Our Divested Operations and Services reportable segment includes the operations of our businesses that provided administrative services to United in connection with the Northeast Sale and transition-related revenues and expenses related to the Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses.
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
We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of our reportable segments by our CODM. In addition, certain charges, including but not limited to those related to our continuing efforts to address scale issues, as well as asset impairments, are reported as part of Corporate/Other.
Our segment information for the three and six months ended June 30, 2013 and 2012 is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended June 30, 2013
Revenues from external sources	$2,598.5	$139.9	$—	$—	$2,738.4
Intersegment revenues	2.8	—	—	(2.8)	—
Segment pretax income (loss)	46.8	18.1	—	(12.9)	52.0
Three months ended June 30, 2012
Revenues from external sources	$2,652.3	$176.2	$12.8	$—	$2,841.3
Intersegment revenues	2.7	—	—	(2.7)	—
Segment pretax income (loss)	1.2	23.5	(6.5)	(10.8)	7.4
Six months ended June 30, 2013
Revenues from external sources	$5,261.0	$274.5	$—	$—	$5,535.5
Intersegment revenues	5.7	—	—	(5.7)	—
Segment pretax income (loss)	119.1	27.1	—	(12.9)	133.3
Six months ended June 30, 2012
Revenues from external sources	$5,301.3	$357.6	$12.8	$—	$5,671.7
Intersegment revenues	5.6	—	—	(5.6)	—
Segment pretax income (loss)	(7.6)	45.5	(29.7)	(14.4)	(6.2)

Our health plan services premium revenue by line of business is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Commercial premium revenue	$1,298.6	$1,436.5	$2,624.0	$2,889.7
Medicare premium revenue	688.6	691.4	1,395.0	1,406.5
Medicaid premium revenue	591.7	491.0	1,191.9	943.7
Total health plan services premiums	$2,578.9	$2,618.9	$5,210.9	$5,239.9
5. INVESTMENTS
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method, and realized gains and losses are included in net investment income. We periodically assess our investments available-for-sale for other-than-temporary impairment. Any such other-than-temporary impairment loss is recognized as a realized loss, which is recorded through earnings, if related to credit losses.
During the three and six months ended June 30, 2013 and 2012, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $18.3 million as investments available-for-sale-noncurrent as of June 30, 2013 because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of June 30, 2013. We had no investments available-for-sale-noncurrent as of December 31, 2012.

As of June 30, 2013 and December 31, 2012, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$412.3	$3.8	$(7.6)	$408.5
U.S. government and agencies	26.4	—	—	26.4
Obligations of states and other political subdivisions	791.9	6.3	(30.6)	767.6
Corporate debt securities	438.7	2.5	(11.2)	430.0
	$1,669.3	$12.6	$(49.4)	$1,632.5
Noncurrent:
Asset-backed securities	$1.2	$—	$(0.1)	$1.1
Obligations of states and other political subdivisions	14.2	—	(1.6)	12.6
Corporate debt securities	5.3	—	(0.7)	4.6
	$20.7	$—	$(2.4)	$18.3

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$499.7	$19.6	$(0.2)	$519.1
U.S. government and agencies	25.9	—	—	25.9
Obligations of states and other political subdivisions	819.9	24.2	(2.0)	842.1
Corporate debt securities	408.4	17.5	(0.5)	425.4
	$1,753.9	$61.3	$(2.7)	$1,812.5

As of June 30, 2013, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$41.9	$42.1
Due after one year through five years	262.6	263.8
Due after five years through ten years	466.6	456.6
Due after ten years	485.9	461.5
Asset-backed securities	412.3	408.5
Total current investments available-for-sale	$1,669.3	$1,632.5

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	$1.0	$0.8
Due after five years through ten years	0.8	0.7
Due after ten years	17.7	15.7
Asset-backed securities	1.2	1.1
Total noncurrent investments available-for-sale	$20.7	$18.3

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2013 were $218.6 million and $573.4 million, respectively. Gross realized gains and losses totaled $7.0 million and $1.4 million, respectively, for the three months ended June 30, 2013, and $24.5 million and $1.6 million, respectively, for the six months ended June 30, 2013. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2012 were $364.4 million and $1,015.3 million, respectively. Gross realized gains and losses totaled $12.5 million and $0, respectively, for the three months ended June 30, 2012, and $25.8 million and $0.4 million, respectively, for the six months ended June 30, 2012.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2013 and December 31, 2012. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$254.4	$(7.5)	$0.4	$—	$254.8	$(7.5)
U.S. government and agencies	3.2	—	—	—	3.2	—
Obligations of states and other political subdivisions	578.9	(30.6)	0.2	—	579.1	(30.6)
Corporate debt securities	283.1	(11.2)	1.3	(0.1)	284.4	(11.3)
	$1,119.6	$(49.3)	$1.9	$(0.1)	$1,121.5	$(49.4)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$1.1	$(0.1)	$—	$—	$1.1	$(0.1)
Obligations of states and other political subdivisions	12.6	(1.6)	—	—	12.6	(1.6)
Corporate debt securities	3.8	(0.6)	0.8	(0.1)	4.6	(0.7)
	$17.5	$(2.3)	$0.8	$(0.1)	$18.3	$(2.4)

The following table shows the number of our individual securities-current that have been in a continuous loss position through June 30, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	108	2	110
U.S. government and agencies	1	—	1
Obligations of states and other political subdivisions	257	1	258
Corporate debt securities	235	1	236
	601	4	605

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through June 30, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	2	—	2
Obligations of states and other political subdivisions	8	—	8
Corporate debt securities	5	1	6
	15	1	16

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
During the three and six months ended June 30, 2012, we repurchased approximately 562,000 shares of our common stock for aggregate consideration of $13.9 million under our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. During the three months ended June 30, 2013, we made no share repurchases and during the six months ended June 30, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of June 30, 2013 was $280.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2013, $125.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $416.3 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of June 30, 2013, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2013 and December 31, 2012, we had outstanding letters of credit of $58.7 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $416.3 million and $440.6 million, respectively. As of June 30, 2013 and December 31, 2012, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2013, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.2 million as of June 30, 2013 and $399.1 million as of December 31, 2012.
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
The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of June 30, 2013:
Assets:
Cash and cash equivalents	$279.6	$—	$—	$—	$279.6
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$229.0	$—	$—	$229.0
Commercial mortgage-backed securities	—	153.6	1.1	—	154.7
Other asset-backed securities	—	25.9	—	—	25.9
U.S. government and agencies:
U.S. Treasury securities	26.4	—	—	—	26.4
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	767.6	12.6	—	780.2
Corporate debt securities	—	430.0	4.6	—	434.6
Total investments at fair value	$26.4	$1,606.1	$18.3	$—	$1,650.8
Embedded contractual derivative	—	—	—	10.8	10.8
Total assets at fair value	$306.0	$1,606.1	$18.3	$10.8	$1,941.2

Level 3
As of June 30, 2013:
Liability:
Embedded contractual derivative	$4.8
Total liability at fair value	$4.8

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of December 31, 2012:
Assets:
Cash and cash equivalents	$340.1	$—	$—	$—	$340.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$272.4	$—	$—	$272.4
Commercial mortgage-backed securities	—	223.1	—	—	223.1
Other asset-backed securities	—	23.6	—	—	23.6
U.S. government and agencies:
U.S. Treasury securities	25.9	—	—	—	25.9
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	841.9	—	0.2	842.1
Corporate debt securities	—	425.4	—	—	425.4
Total investments at fair value	$25.9	$1,786.4	$—	$0.2	$1,812.5
Embedded contractual derivative	—	—	—	11.2	11.2
Total assets at fair value	$366.0	$1,786.4	$—	$11.4	$2,163.8

Level 3
As of December 31, 2012:
Liability:
Embedded contractual derivative	$3.2
Total liability at fair value	$3.2
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2013 and 2012. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended June 30, 2013 and 2012 were as follows (dollars in millions):

Three months ended June 30,
	2013			2012
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$—	$10.9	$10.9	$0.2	$16.0	$16.2
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	(0.1)	(0.1)	—	(1.0)	(1.0)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements		—	—	—	—	—
Closing balance	$—	$10.8	$10.8	$0.2	$15.0	$15.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the six months ended June 30, 2013 and 2012 were as follows (dollars in millions):

	Six months ended June 30,
	2013			2012
	Available-For-Sale Investments	Embedded Contractual Derivative	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$11.2	$11.4	$0.2	$5.3	$5.5
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	(0.4)	(0.4)	—	9.7	9.7
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	(0.2)	—	(0.2)	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$—	$10.8	$10.8	$0.2	$15.0	$15.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balance of the Level 3 financial liability for the three and six months ended June, 2013 were as follows (dollars in millions):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Embedded Contractual Derivative
Opening balance, July 1 and January 1	$4.2	$3.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Loss realized in net income	0.6	1.6
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$4.8	$4.8

We had no financial liabilities fair valued on a recurring basis during the three and six months ended June 30, 2012.

The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Lease impairment obligation	$—	$—	$7.4	$7.4
We had no assets or liabilities fair valued on a non-recurring basis during the three and six months ended June 30, 2013.
The following tables present quantitative information about Level 3 Fair Value Measurements as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value as of June 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.8	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.2%	—	-0.2%	-(0.2%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-6.6%	—	11.0%	(3.7%)
	$4.8		National Health Care Expenditures	-3.98%	—	8.38%	(2.7%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-1.7%	—	0.8%	-(0.4%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.3%	—	10.1%	(4.9%)
	$3.2		National Health Care Expenditures	-0.1%	—	7.3%	(3.3%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9%	—	9%	(9%)
Lease impairment obligation	$7.4	Income Approach	Discount Rate	3.26%	—	3.26%	(3.26%)
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
The San Francisco County Superior Court proceeding was instituted on March 28, 2011 and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We have appealed the latter ruling, but subsequently dismissed the appeal. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed a petition for a writ of mandate with the California Court of Appeal seeking review of that ruling. On July 9, 2012, the Court of Appeal issued a peremptory writ of mandate directing the Superior Court to vacate its order granting the motion to compel arbitration and to enter an order denying the motion to compel.
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
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. We expect that counsel for the named plaintiffs will file a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. If the Court grants preliminary approval, it will set a date for a final approval hearing, and notice will be sent to all settlement class members advising them of the Settlement Agreement and their right to object to or opt out of the Settlement Agreement. In the event the Settlement Agreement receives final approval, each of the three putative class actions described above will be dismissed with prejudice, and all class members who do not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which would cover all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above would be eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer would be eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members would be eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We will also be responsible for the payment of any award of fees and expenses to plaintiffs' counsel for each of the three class actions described above as determined by the Sacramento County Superior Court. Finally, we will be responsible for the costs of administering the Settlement Agreement. In the event that the Sacramento County Superior Court does not grant final approval of the Settlement Agreement, and the parties are unable to negotiate a revised settlement agreement that is finally approved by the Court, the pending litigation described above will continue. In the event the Settlement Agreement described above receives final approval, we do not believe that the terms of the Settlement Agreement would have a material impact on our consolidated financial statements.
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
10.     STATE-SPONSORED HEALTH PLANS RATE SETTLEMENT AGREEMENT
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (the "Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) a settlement account applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2014 and any potential future Medicaid expansion under federal health care reform (our “state-sponsored health care programs”), as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account (the "Account") was established with an initial balance of zero. The balance in the Account is adjusted annually to reflect a calendar year deficit or surplus following DHCS' review of our adjustment amount. A deficit or surplus will result to the extent our actual pretax margin (as defined in the Agreement) on our state-sponsored health care programs is below or above a predetermined pretax margin target. The amount of any deficit or surplus is calculated as described in the Agreement. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the "Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount as defined in the Agreement.
As of June 30, 2013, we had calculated and recorded a deficit of $35.4 million reflecting our estimated adjustment to the Account based on our actual pretax margin for the six months ended June 30, 2013. This deficit amount is net of a discount of $2.7 million and represents the fair value determined on the basis of the discounted present value technique. That measure is based on significant Level 3 inputs that are not observable in the market, including our actual pretax margin. Key assumptions include a discount rate of 1.135%. This amount is reported as part of health plan services premiums and the deficit balance, a receivable, is included in other noncurrent assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 ("Form 10-K") and the risks discussed in this Quarterly Report on Form 10-Q and our other filings from time to time with the Securities and Exchange Commission ("SEC").
Any or all forward-looking statements in this Quarterly Report on Form 10-Q and in any other public filings or statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many of the factors discussed in our filings with the SEC may impact future results. These factors should be considered in conjunction with any discussion of operations or results by us or our representatives, including any forward-looking discussion, as well as information contained in press releases, presentations to securities analysts or investors or other communications by us or our representatives. You should not place undue reliance on any forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date thereof and are subject to changes in circumstances and a number of risks and uncertainties. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that arise after the date such statement was made.
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
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of

June 30, 2013, we had approximately 2.5 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the six months ended June 30, 2012. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
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
Health Care Reform Legislation and Implementation
During the first quarter of 2010, President Obama signed into law both the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which is causing and will continue to cause significant changes to the U.S. health care system and alter the dynamics of the health care insurance industry. As further described below, the breadth and scope of these changes present us with a number of strategic and operational challenges.
The ACA includes provisions, which, among other things will impose a significant non-deductible tax (technically taking the form of a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, proposed regulations relating to the health insurer fee have not been finalized by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements uncertain. If we are not able to incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. Furthermore, because the health insurer fee will be payable in a single lump sum based on prior year premiums, we may experience significant volatility in our cash flow relative to our results of operations in a given period. In addition, some of our competitors may have greater economies of scale, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on premiums earned, rather than profits, it will generally represent a higher percentage of our profits, and therefore could impact us to a greater degree than these larger competitors. Moreover, some of our competitors, including, among others, government entities, certain non-profit insurers and self-funded plans, may not be required to pay the health insurer fee or may be required to pay only one-half the rate we will be required to pay, which may have an adverse effect on our ability to compete effectively. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses.

In addition, the ACA requires the establishment of state-based or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington, among others, have passed legislation that will implement their respective exchanges in 2014, and these exchanges have received conditional approval by the U.S. Department of Health and Human Services (“HHS”). Arizona has announced that it will rely on a federally facilitated exchange. Participation in these and other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers from the exchanges. In some cases, certain factors to be considered for inclusion on the exchanges have not yet been finalized or may be subject to change. In addition, states and the federal government are continuing to finalize regulations and guidance related to the actual operation of the exchanges, including, without limitation, with respect to state and federal rate review for plans offered on the exchanges, enforcement of exchange standards in both federal and state exchanges, procedures for agent, broker and “assister” participation in the exchanges, procedures surrounding federal subsidies for premiums and cost-sharing reductions, the operation of reinsurance, risk corridors and risk adjustment mechanisms and the rules and regulations that apply to insurers that continue to offer coverage to individuals and small group employers outside the exchanges. We have been selected to participate as “Qualified Health Plans” in state-run exchanges in California and Oregon and the federally facilitated exchange in Arizona, pending final regulatory approvals. The developing regulatory structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes are requiring and will continue to require us to modify our strategies and operations in response. For example, the exchanges are introducing direct-to-consumer distribution channels that are requiring us to adjust our product offerings through, among other things, a more standardized benefit design with price-focused differentiation. We are also adjusting our marketing and sales practices to adapt to these changes, including developing new tools and strategies to navigate new distribution channels opened by the exchanges. In response to these changes in the health care market over time, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or, as some of our larger competitors have done, exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive landscape, our financial condition and results of operations may be adversely affected.
The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014, and will alter the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. Adapting to these risk adjustment provisions has required us, among other things, to modify our operational and strategic initiatives to focus on and manage different populations of potential members than we have in the past. In addition, the risk adjustment mechanism relies primarily on encounter data to define a health plan's average actuarial risk. The process of collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. In addition to these permanent risk adjustment provisions, the ACA has implemented temporary reinsurance and risk corridor programs, which seek to ease the transition into the exchanges by helping to stabilize rates and protect against rate uncertainty in the initial years of the exchanges. If we are not able to successfully design and implement operational and strategic initiatives to effectively adapt to these changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
Other provisions of the ACA include, among other things:

•
providing funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain market segments;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of HHS);

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some market segments;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, or “guaranteed issue”;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers; and

•	increasing fees on pharmaceutical manufacturers.
The schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. In addition to the health insurer fee, the establishment of the exchanges and the risk adjustment provisions described above, some other potentially significant provisions of the ACA will not become effective until 2014 or later, including, but not limited to, the excise tax on high premium insurance policies, increased taxes on medical device manufacturers, increased fees on pharmaceutical manufacturers, the guaranteed issue requirement and the individual mandate. However, some of these provisions will have an earlier impact on our operations, including in connection with the setting of our premium rates as discussed above.
Various aspects of the ACA will transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA requires premium rate review in certain market segments and requires that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We were not required to pay a material amount in rebates with respect to our 2012 business, however, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, as part of the rate review process, certain insurers may be excluded from participating in the exchanges if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. As noted above with respect to the health insurer fee, we are unable to estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been finalized. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, regulators in California and Oregon have opined that health insurers may not increase individual family plan and small group employer premiums in 2013 to cover increased costs associated with the health insurer fee payable in 2014. It is not yet clear how state regulators will respond to rate filings in other market segments that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take further positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, similar to the above referenced examples, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected.
We also face additional competition as new competitors enter the marketplace and existing competitors seize on opportunities to expand their business as a result of the ACA, including as discussed above with respect to the exchanges. For example, among other things, ACA provisions related to accountable care organizations, or “ACOs”, which are intended to create incentives for health care participants to work together to treat an individual across different care settings, may create opportunities for provider organizations to compete with us by assuming care management and other administrative responsibilities as part of a more integrated delivery system. However, there remains considerable uncertainty about the impact of the ACA on the health insurance market as a whole and what actions our competitors or potential competitors will take in response to the legislation.
There are numerous steps required to implement the ACA, and clarifying regulations and other guidance are expected over several years. Significant guidance and regulations on certain provisions of the ACA have been issued, including proposed and final rules, but we are still awaiting further final regulations or guidance on a number of key provisions. These provisions include certain aspects of the calculation of the health insurer fee as noted above and the limitation on deductibility of executive compensation, among others. Final regulations relating to the Medicare Shared Savings program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined. Moreover, though the federal government has issued final regulations on a number of provisions, including, for example, with respect to the exchanges, the risk adjustment, risk corridor and reinsurance programs and market reforms such as guaranteed availability, ratings reform and essential health benefits, there remains uncertainty around a number of important issues, as the final regulations are sometimes unclear or incomplete, and are subject to further change. As a result, many of the impacts of health care reform will not be known for certain until the ultimate requirements of the ACA have been definitively determined. In addition to ongoing regulatory questions, many of the operational components of health care reform are still being developed, including, as referenced above, how market participants ultimately interact and adapt to the new requirements within and outside state-run exchanges. Because of the magnitude, scope and complexity of the ACA, over time we also need to dedicate substantial resources and incur material expenses to implement the legislation.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court's June 2012 decision in NFIB v. Sebelius and the November 2012 presidential and congressional elections. In Sebelius, the Supreme Court upheld the ACA's individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Currently, Arizona and California, plan to extend coverage to the uninsured through Medicaid expansions; however, the recently signed law in Arizona authorizing the expansion may be subject to litigation or referendum, which may not be resolved until 2014.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS's official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. Finally, though legislative repeal of the ACA in its entirety is unlikely following the 2012 presidential and congressional elections, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA, such as with respect to certain subsidies available to low-income individuals and the individual mandate, and may attempt to amend or withhold the funding necessary to implement the ACA. Additionally, federal regulators have delayed implementation of certain ACA requirements, including the requirement that large employers provide coverage to full-time employees or pay a penalty and the requirement that federal and state small business health option program exchanges be able to facilitate employee choice among multiple health plans, due to operational concerns impacting both employers and health insurance issuers. Any such amendment or withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance, delays in implementation, or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals are also emerging at the state level. Many of the states in which we operate are already implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California will negotiate the price of coverage sold on these exchanges. These kinds of state regulations and legislation could limit or delay our ability to increase premiums even where actuarially supported and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
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
In addition, we and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and California’s Coordinated Care Initiative (“CCI”), as further described under the heading “–California Coordinated Care Initiative” below. These initiatives will require us to effectively incorporate new and expanded populations and, among other things, will require us to effectively and efficiently restructure our provider network to meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
Due to the complexity of the ACA, including the continuing modification and interpretation of the ACA rules and the operational risks involved with simultaneous implementation of multiple initiatives in new markets without established market data, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Recent Developments
On May 23, 2013, we were selected to participate in the Covered California individual health insurance exchange. Covered California is expected to begin enrolling beneficiaries on October 1, 2013, and benefits are expected to become effective January 1, 2014.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,578,874	$2,618,927	$5,210,943	$5,239,876
Government contracts	139,942	176,248	274,454	357,610
Net investment income	17,143	24,697	46,694	47,001
Administrative services fees and other income	2,472	8,662	3,377	14,446
Divested operations and services revenue	—	12,805	—	12,805
Total revenues	2,738,431	2,841,339	5,535,468	5,671,738
Expenses
Health plan services (excluding depreciation and amortization)	2,191,918	2,358,455	4,460,654	4,702,114
Government contracts	127,400	153,406	252,875	315,716
General and administrative	291,437	228,756	536,672	466,032
Selling	57,769	58,390	116,330	119,951
Depreciation and amortization	9,514	7,385	18,953	14,815
Interest	8,365	8,246	16,653	16,874
Divested operations and services expenses	—	19,290	—	42,386
Total expenses	2,686,403	2,833,928	5,402,137	5,677,888
Income (loss) from continuing operations before income taxes	52,028	7,411	133,331	(6,150)
Income tax provision (benefit)	18,545	2,241	49,798	(3,186)
Income (loss) from continuing operations	33,483	5,170	83,533	(2,964)
Discontinued operations:
Loss from discontinued operation, net of tax	—	—	—	(18,452)
Gain on sale of discontinued operation, net of tax	—	119,440	—	119,440
Income on discontinued operation, net of tax	—	119,440	—	100,988
Net income	$33,483	$124,610	$83,533	$98,024
Net income per share—basic:
Income (loss) from continuing operations	$0.42	$0.06	$1.05	$(0.04)
Income on discontinued operation, net of tax	$—	$1.44	$—	$1.22
Net income per share—basic	$0.42	$1.50	$1.05	$1.18
Net income per share—diluted:
Income (loss) from continuing operations	$0.42	$0.06	$1.04	$(0.04)
Income on discontinued operation, net of tax	$—	$1.42	$—	$1.20
Net income per share—diluted	$0.42	$1.48	$1.04	$1.16

On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, our results of operations for the six months ended June 30, 2012, included loss from discontinued operation of $(18.5) million related to our Medicare PDP business. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $119.4 million after-tax, for the three and six months ended June 30, 2012. As of June 30, 2013 and 2012, respectively, we had no Medicare stand-alone prescription drug plan members.
For the three and six months ended June 30, 2013, we reported net income of $33.5 million or $0.42 per diluted share and net income of $83.5 million or $1.04 per diluted share, respectively, as compared to net income of $124.6 million or $1.48 per diluted share and net income of $98.0 million or $1.16 per diluted share, respectively, for the same periods in 2012. For the three and six months ended June 30, 2013, we reported net income from continuing operations of $33.5 million and $83.5 million, respectively, as compared to net income from continuing operations of $5.2 million and a net loss from continuing operations of $(3.0) million, respectively, for the same periods in 2012. Pretax margins from continuing operations were 1.9 percent and 2.4 percent, respectively, for the three and six months ended June 30, 2013 compared to 0.3 percent and (0.1) percent for the same periods in 2012.
Our total revenues decreased approximately 3.6 percent for the three months ended June 30, 2013 to $2.7 billion from $2.8 billion for the same period in 2012 and decreased 2.4 percent for the six months ended June 30, 2013 to $5.5 billion from $5.7 billion in the same period in 2012.
Health plan services premium revenues decreased by 1.5 percent to approximately $2.6 billion for the three months ended June 30, 2013 compared to the same period in 2012, and decreased by 0.6 percent to approximately $5.2 billion for the six months ended June 30, 2013 compared to the same period in 2012. Health plan services expenses decreased by 7.1 percent to approximately $2.2 billion for the three months ended June 30, 2013 compared to the same period in 2012, and decreased by 5.1 percent to approximately $4.5 billion for the six months ended June 30, 2013 compared to the same period in 2012. Investment income decreased to $17.1 million and $46.7 million for the three and six months ended June 30, 2013, respectively, compared with $24.7 million and $47.0 million for the three and six months ended June 30, 2012, respectively.
Our Government Contracts revenues decreased by 20.6 percent for the three months ended June 30, 2013 to $139.9 million from $176.2 million in the same period in 2012 and decreased by 23.3 percent for the six months ended June 30, 2013 to $274.5 million from $357.6 million in the same period in 2012. Our Government Contracts costs decreased by 17.0 percent for the three months ended June 30, 2013 to $127.4 million from $153.4 million in the same period in 2012, and decreased by 19.9 percent for the six months ended June 30, 2013 to $252.9 million from $315.7 million in the same period in 2012. The declines in our Government Contracts revenues and costs for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 were primarily due to the terms and structure of the MFLC contract we entered into in August 2012, as compared to the prior MFLC contract, and lower incentives on the T-3 contract. For additional information about our T-3 and MFLC contracts, see "—Government Contracts Reportable Segment."
Our operating results for the three and six months ended June 30, 2012, respectively, were impacted by $7.9 million and $32.9 million of negative prior period reserve development. This negative prior period reserve development was recorded as part of health care costs. For the three and six months ended June 30, 2013, there were no material reserve developments related to prior years.
Days Claims Payable
Days claims payable ("DCP") for the second quarter of 2013 was 42.1 days compared with 39.0 days in the second quarter of 2012. Adjusted DCP, which we calculate in accordance with the paragraph below, for the second quarter of 2013 was 58.4 days compared with 54.3 days in the second quarter of 2012.
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

	Three Months Ended June 30,
	2013	2012
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,013.1	$1,010.5
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(143.1)	(106.5)
(2) Reserve for Claims and Other Settlements—Adjusted	$870.0	$904.0
(3) Health Plan Services Cost—GAAP	$2,191.9	$2,358.5
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(836.9)	(842.9)
(4) Health Plan Services Cost—Adjusted	$1,355.0	$1,515.6
(5) Number of Days in Period	91	91
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	42.1	39.0
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	58.4	54.3
Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Continuing Operations:
Income tax expense (benefit) from continuing operations	$18.5	$2.2	$49.8	$(3.2)
Effective income tax rate for continuing operations	35.6%	30.2%	37.3%	51.8%

Discontinued Operation:
Income tax expense (benefit) from discontinued operation A, B	—	—	—	$(10.3)
Effective income tax rate for discontinued operation A, B	—	—	—	35.8%
Income tax expense from gain on sale of discontinued operation A	—	$13.4	—	$13.4
Effective income tax rate for gain on sale of discontinued operation A	—	10.1%	—	10.1%
________
A - For the three and six months ended June 30, 2013, we had no discontinued operation or sale of a discontinued operation; therefore, income tax expense from discontinued operation and gain on sale of discontinued operation and the corresponding effective income tax rates are not applicable.
B - For the three months ended June 30, 2012, there was no income tax provision from discontinued operation; therefore, effective income rate tax for discontinued operation is not applicable.

Continuing Operations
The effective income tax rate for continuing operations was 35.6% and 30.2% for the three months ended June 30, 2013 and 2012, respectively and 37.3% and 51.8% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate differs from the statutory federal tax rate of 35% for the three and six months ended June 30,

2013 due to state income taxes, tax-exempt investment income, and non-deductible compensation.
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
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation in 2012. We recorded tax benefits of $10.3 million against losses from discontinued operation for the six months ended June 30, 2012. We had no income or loss and no tax expense or benefit from discontinued operation for the three months ended June 30, 2012. We also recorded tax expense of $13.4 million net against gain on sale of discontinued operation for the three and six months ended June 30, 2012. With respect to discontinued operation, the effective income tax rate was slightly higher than the statutory federal rate of 35% for the six months ended June 30, 2012 as a result of state income taxes. The effective income tax rate on the gain on sale of discontinued operation varies from the statutory federal rate of 35% for the three and six months ended June 30, 2012 due to state income taxes and the release of a valuation allowance against deferred tax assets for capital loss carryforwards, which were utilized upon the gain on sale of the Medicare PDP business.
We had no income or loss and no tax expense or benefit for discontinued operation for the three and six months ended June 30, 2013.
Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been classified as discontinued operation for the three and six months ended June 30, 2012.

Western Region Operations Segment Membership (in thousands)

	June 30, 2013	June 30, 2012	Increase/ (Decrease)	% Change
California
Large Group	608	745	(137)	(18.4)%
Small Group and Individual	339	303	36	11.9%
Commercial Risk	947	1,048	(101)	(9.6)%
Medicare Advantage	146	141	5	3.5%
Medi-Cal/Medicaid	1,118	1,060	58	5.5%
Total California	2,211	2,249	(38)	(1.7)%

Arizona
Large Group	64	84	(20)	(23.8)%
Small Group and Individual	56	61	(5)	(8.2)%
Commercial Risk	120	145	(25)	(17.2)%
Medicare Advantage	43	43	—	—%
Total Arizona	163	188	(25)	(13.3)%

Northwest
Large Group	23	32	(9)	(28.1)%
Small Group and Individual	43	56	(13)	(23.2)%
Commercial Risk	66	88	(22)	(25.0)%
Medicare Advantage	47	44	3	6.8%
Total Northwest	113	132	(19)	(14.4)%

Total Health Plan Enrollment
Large Group	695	861	(166)	(19.3)%
Small Group and Individual	438	420	18	4.3%
Commercial Risk	1,133	1,281	(148)	(11.6)%
Medicare Advantage	236	228	8	3.5%
Medi-Cal/Medicaid	1,118	1,060	58	5.5%
	2,487	2,569	(82)	(3.2)%

Total Western Region Operations enrollment was approximately 2.5 million members at June 30, 2013, a decrease of 3.2 percent compared with enrollment at June 30, 2012. Total enrollment in our California health plans declined by 1.7 percent to approximately 2.2 million members from June 30, 2012 to June 30, 2013.
Western Region Operations commercial enrollment declined by 11.6 percent from approximately 1.3 million members at June 30, 2012 to approximately 1.1 million members at June 30, 2013, primarily due to increasingly competitive markets and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products. Enrollment in our large group segment decreased by 19.3 percent, or 166,000 members, from 861,000 members at June 30, 2012 to 695,000 members at June 30, 2013. Enrollment in our small group and individual segment in our Western Region Operations segment increased by 4.3 percent, from 420,000 members at June 30, 2012 to 438,000 members at June 30, 2013. Membership in our tailored network products decreased by 6.1 percent, or 28,000 members, from June 30, 2012 to June 30, 2013. As of June 30, 2013, membership in tailored network products accounted for 37.3 percent of our Western Region Operations commercial enrollment compared with 35.2 percent at June 30, 2012.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at June 30, 2013 was 236,000 members, an increase of 3.5 percent compared with 228,000 members at June 30, 2012. This increase was due to gains of 5,000 members in California and 3,000 members in the Northwest.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Our Medicaid enrollment in California increased by 58,000 members or 5.5 percent to 1,118,000 members at June 30, 2013 compared with 1,060,000 members at June 30, 2012. The increase in our Medicaid membership includes the impact of our participation in California's seniors and persons with disabilities ("SPDs") program. On November 2, 2010, the Centers for Medicare & Medicaid Services ("CMS") approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of certain Medi-Cal only SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 in 16 California counties, including Los Angeles County. As of June 30, 2013, we had approximately 118,000 total SPD members.
We are the sole commercial plan contractor with the State of California Department of Health Care Services ("DHCS") to provide Medi-Cal services in Los Angeles County, California. As of June 30, 2013, 563,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 51 percent of our Medi-Cal membership. As of June 30, 2013, 565,000 of our California state health program members resided in Los Angeles County, representing approximately 51 percent of our membership in all California state health programs. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019.
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
The DHCS has selected eight counties to participate in the CCI-Los Angeles, San Diego, Orange, San Bernardino, Riverside, Alameda, San Mateo and Santa Clara. Health plans selected to participate in the CCI in a given county will be required to provide a full range of benefits for medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral health services and LTSS. On April 4, 2012, DHCS selected us to participate in the CCI for both Los Angeles County and San Diego County. We currently do not provide all of the benefits required for participation in the CCI, including, among others, custodial care in nursing homes and in-home supportive services. We will need to make arrangements to provide such benefits either directly or by subcontracting with other parties prior to the commencement of the CCI.
Dual eligibles are expected to receive advance notice regarding their enrollment options which varies by county. On March 27, 2013, CMS and DHCS signed an MOU that establishes the framework of the dual eligibles demonstration portion of the CCI. As currently proposed, the dual eligibles demonstration would continue for a three-year term beginning no sooner than January 2014 based on DHCS' current timetable, with initial enrollment occurring on a phased in basis based on birth date.
The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the CCI in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the dual eligibles demonstration. Dual eligibles who "opt out" will continue to receive Medi-Cal benefits through a managed care health plan under the CCI, but will receive separate fee-for-service Medicare benefits. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined. The initial enrollment period in Los Angeles County will be phased in over 12 months. During the first three months, the dual eligibles will have the option to enroll in the program, with passive enrollment scheduled to begin in April 2014.
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
Our participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us. However, we will not be able to participate in the CCI in either Los Angeles or San Diego County unless a number of objectives and conditions are met including, among others, our entry into a contract on satisfactory terms (including, without limitation, satisfactory rates) with the DHCS and CMS for the CCI and our execution of necessary modifications to our internal administrative and operations structure to meet the demands of the CCI. Certain of these conditions are outside of our control and there can be no assurances that we will be able to meet all of the objectives and conditions necessary for our participation in the CCI in Los Angeles County, San Diego County or both. In addition, the changes to our administrative and operations structure will include implementing delivery systems for benefits with which we have limited operating experience, including LTSS. We have incurred and expect that we will continue to incur significant incremental costs to prepare for the CCI. If we do not participate in the CCI in either county, this would result in the loss of some or all of the resources that have been and will be invested in this opportunity and could have a material adverse effect on our business and the trading price of our common stock.
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
State-Sponsored Health Plans Rate Settlement Agreement
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (the "Agreement") with the DHCS to settle historical rate disputes with respect to our participation in Medi-Cal for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement for an additional five years from their then existing expiration dates; (2) a settlement account (the "Account") applicable to all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the CCI that is expected to begin in 2014 and any potential future Medicaid expansion under federal health care reform; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account (the "Account") was established with an initial balance of zero, and will be settled in cash on December 31, 2019, except that under certain circumstances DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the “Term”).
During the Term, the deficit or surplus will be calculated annually and the resulting balance in the Account will be adjusted accordingly following DHCS' review of our adjustment amount. Cash settlement of the Account will occur upon expiration of the Term as provided in the Agreement, subject to certain provisions for interim partial settlement payments to us in the event that DHCS terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. The alternative minimum amount is calculated as follows: (i) $264 million, minus (ii) any partial settlement payments previously made to us by DHCS, minus (iii) 50% of the pretax income on our state-sponsored health care programs business in excess of a 2.0% pretax margin for each calendar year of the Term. Under the Agreement, DHCS will make an interim partial settlement payment to us based on a pro rata portion of the alternative minimum amount if it terminates any of our state-sponsored health care programs contracts early. We believe that the use of the Account will help promote greater financial stability and predictability in our state health care programs business during the Term.
As of June 30, 2013, we had calculated and recorded a deficit of $35.4 million reflecting our estimated adjustment to the Account based on our actual pretax margin for the six months ended June 30, 2013. This amount is reported as part of health plan services premiums and the deficit balance, a receivable, is included in other noncurrent assets.

Western Region Operations Segment Results

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,298,569	$1,436,447	$2,623,983	$2,889,653
Medicare premiums	688,579	691,396	1,394,977	1,406,447
Medicaid premiums	591,726	491,084	1,191,983	943,776
Health plan services premiums	2,578,874	2,618,927	5,210,943	5,239,876
Net investment income	17,143	24,697	46,694	47,001
Administrative services fees and other income	2,472	8,662	3,377	14,446
Total revenues	2,598,489	2,652,286	5,261,014	5,301,323
Health plan services	2,191,918	2,358,400	4,460,654	4,707,777
General and administrative	284,113	218,689	529,348	449,493
Selling	57,769	58,390	116,330	119,951
Depreciation and amortization	9,514	7,385	18,953	14,814
Interest	8,365	8,246	16,653	16,874
Total expenses	2,551,679	2,651,110	5,141,938	5,308,909
Income (loss) from continuing operations before income taxes	46,810	1,176	119,076	(7,586)
Income tax provision (benefit)	16,023	(452)	43,652	(4,137)
Income (loss) from continuing operations	$30,787	$1,628	$75,424	$(3,449)
Pretax margin	1.8%	0.04%	2.3%	(0.1)%
Commercial premium yield	2.0%	4.6%	2.4%	5.0%
Commercial premium PMPM (d)	$380.30	$372.91	$382.81	$373.75
Commercial health care cost trend	(2.3)%	8.2%	(2.8)%	10.2%
Commercial health care cost PMPM (d)	$322.98	$330.71	$327.07	$336.52
Commercial MCR (e)	84.9%	88.7%	85.4%	90.0%
Medicare Advantage MCR (e)	89.9%	92.0%	90.9%	89.9%
Medicaid MCR (e)	79.5%	91.3%	79.8%	89.1%
Health plan services MCR (a)	85.0%	90.1%	85.6%	89.8%
G&A expense ratio (b)	11.0%	8.3%	10.2%	8.6%
Selling costs ratio (c)	2.2%	2.2%	2.2%	2.3%

__________

(a)	Health plan services MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums revenue and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes administrative services only ("ASO") member months.

(e)
Commercial, Medicare Advantage and Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment decreased 2.0 percent to approximately $2.6 billion for the three months ended June 30, 2013 and decreased 0.8 percent to approximately $5.3 billion for the six months ended June 30, 2013, compared to the same periods in 2012. The decrease for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to decreases in premium revenues and net investment income.

Health plan services premium revenues in our Western Region Operations segment decreased 1.5 percent to approximately $2.6 billion for the three months ended June 30, 2013 and decreased 0.6 percent to approximately $5.2 billion for the six months ended June 30, 2013 compared to the same periods in 2012 primarily due to decreases in commercial premium revenues, partially offset by increases in Medicaid premium revenues.
Our Medicaid premium revenue increased by $100.6 million in the three months ended June 30, 2013 as compared to the same period in 2012, including a $35.7 million increase as a result of reinstated premium taxes. On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in the state's Medicaid program. This reinstatement resulted in a higher premium tax expense of $35.7 million, of which approximately $25.4 million is attributable to periods prior to the second quarter of 2013. See Note 2 to our consolidated financial statements for additional information regarding these premium taxes.
Investment income in our Western Region Operations segment decreased to $17.1 million for the three months ended June 30, 2013 from $24.7 million for the same period in 2012 and decreased to $46.7 million for the six months ended June 30, 2013 from $47.0 million for the same period in 2012. These decreases were due to lower investment gains realized during the three and six months ended June 30, 2013 as compared to the same periods in 2012.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $2.2 billion and $4.5 billion for the three and six months ended June 30, 2013, respectively, compared to $2.4 billion and $4.7 billion for the three and six months ended June 30, 2012, respectively. Health plan services expenses in our Western Region Operations segment declined by 7.1 percent and 5.2 percent for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to decreases in commercial health plan services costs.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 2.0 percent to approximately $380 for the three months ended June 30, 2013 compared to an increase of 4.6 percent to approximately $373 for the same period of 2012. Commercial premium PMPM for the six months ended June 30, 2013 was approximately $383, a 2.4 percent increase over the commercial premium PMPM of approximately $374 for the same period of 2012.
Commercial health care costs PMPM for the three months ended June 30, 2013 in our Western Region Operations segment were approximately $323, a 2.3 percent decrease over the commercial health care costs PMPM of $331 for the same period of 2012. Commercial health care costs PMPM for the six months ended June 30, 2013 in our Western Region Operations segment were approximately $327, a 2.8 percent decrease over the commercial health care costs PMPM of $337 for the same period of 2012. We believe these decreases in the commercial health care costs PMPM for the three and six months ended June 30, 2013 were primarily due to the absence of adverse prior period development and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 85.0 percent and 85.6 percent for the three and six months ended June 30, 2013, respectively, compared with 90.1 percent and 89.8 percent for the three and six months ended June 30, 2012, respectively.
Commercial MCR in our Western Region Operations segment was 84.9 percent and 85.4 percent for the three and six months ended June 30, 2013, respectively, compared with 88.7 percent and 90.0 percent for the three and six months ended June 30, 2012, respectively. The improvement of 380 basis points in our commercial MCR for the three months ended June 30, 2013 and the improvement of 460 basis points in our commercial MCR for the six months ended June 30, 2013 were primarily due to the adverse prior period development included in commercial health care costs for the three and six months ended June 30, 2012 as well as the repositioning of our commercial business and lower health care cost trends.
The Medicare Advantage MCR in our Western Region Operations segment was 89.9 percent and 90.9 percent for the three and six months ended June 30, 2013, respectively, compared with 92.0 percent and 89.9 percent for the three and six months ended June 30, 2012, respectively. The Medicare Advantage MCR improved 210 basis points for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to lower health care cost trends. The Medicare Advantage MCR deteriorated 100 basis points for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to lower premium yield from funding reductions implemented in connection with sequestration under the Budget Control Act of 2011 and Taxpayer Relief Act of 2012.
The Medicaid MCR in our Western Region Operations segment was 79.5 percent and 79.8 percent for the three and six months ended June 30, 2013, respectively, compared with 91.3 percent and 89.1 percent for the three and six months ended June 30, 2012, respectively. The improvement in the Medicaid MCR for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to moderating health care costs and higher premiums in our SPD membership and the reinstated Medicaid premium taxes that increased our Medicaid premium revenues. For additional information on the reinstated Medicaid premium taxes and the related impact on our operating results, see Note 2 to our consolidated financial statements. The improvement in the Medicaid MCR for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to $38 million in revenues net of percent of premium capitation from favorable retroactive rate adjustments related to prior periods that were recognized in the six months ended June 30, 2013 as well as the impact of the reinstated Medicaid premium taxes.
G&A, Selling and Interest Expenses
General and administrative expense in our Western Region Operations segment was $284.1 million and $529.3 million for the three and six months ended June 30, 2013, respectively, compared with $218.7 million and $449.5 million for the three and six months ended June 30, 2012, respectively. The G&A expense ratio was 11.0 percent and 10.2 percent for the three and six months ended June 30, 2013, respectively, compared to 8.3 percent and 8.6 percent for the three and six months ended June 30, 2012, respectively. Increases in our general and administrative expenses for both the three and six months ended June 30, 2013 are primarily due to the reinstated premium taxes related to our Medicaid business and costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur significant additional expenses for the remainder of 2013 and 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration and the ACA, as well as new business initiatives, which include our expected plans to administer Medicaid benefits in Arizona's Maricopa County and provide HMO benefits to beneficiaries of the California Public Employees' Retirement System ("CalPERS") in six Southern California counties. We recorded the reinstated Medicaid premium taxes of $35.7 million, of which $25.4 million related to periods prior to the second quarter of 2013, in general and administrative expenses for the three and six months ended June 30, 2013. The Medicaid premium taxes are currently authorized by the State for three years starting July 1, 2013.
Selling expense in our Western Region Operations segment was $57.8 million and $116.3 million for the three and six months ended June 30, 2013, respectively, compared with $58.4 million and $120.0 million for the three and six months ended June 30, 2012, respectively. The selling costs ratio was 2.2 percent for each of the three and six months ended June 30, 2013, respectively, compared to 2.2 percent and 2.3 percent for the three and six months ended June 30, 2012, respectively.
Interest expense in our Western Region Operations segment was $8.4 million and $16.7 million for the three and six months ended June 30, 2013, respectively, compared with $8.2 million and $16.9 million for the three and six months ended June 30, 2012, respectively. The increase in interest expense for the three months ended June 30, 2013 compared to the same period in 2012 is primarily due to an increase in net borrowings on our revolving credit facility. The decrease in interest expense during the six months ended June 30, 2013 compared to the same period in 2012 is due to lower borrowings and lower interest rates during the first quarter of 2013.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of June 30, 2013. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in six states covering approximately 10,400 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services was the sole contractor under the previous MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the current and prior MFLC contracts were $24.2 million and $50.1 million for the three and six months ended June 30, 2013, respectively, compared to $59.1 million and $116.2 million for the three and six months ended June 30, 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Government contracts revenues	$139,942	$176,248	$274,454	$357,610
Government contracts costs	121,826	152,705	247,301	312,028
Income from continuing operations before income taxes	18,116	23,543	27,153	45,582
Income tax provision	7,537	9,305	11,161	18,081
Income from continuing operations	$10,579	$14,238	$15,992	$27,501
Government Contracts revenues decreased by $36.3 million, or 20.6 percent, for the three months ended June 30, 2013 and decreased by $83.2 million, or 23.3 percent, for the six months ended June 30, 2013 as compared to the same periods in 2012. Government Contracts costs decreased by $30.9 million, or 20.2 percent, for the three months ended June 30, 2013 and decreased by $64.7 million, or 20.7 percent, for the six months ended June 30, 2013 as compared to the same periods in 2012. Declines in Government Contracts revenues for the three and six months ended June 30, 2013 were primarily due to lower incentives on the T-3 contract and the different terms and structure of the current MFLC contract as compared to the prior MFLC contract. Declines in Government Contracts costs for the three and six months ended June 30, 2013 were primarily due to the different terms and structure of the current MFLC contract as compared to the prior MFLC contract.
Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Divested operations and services revenue	$—	$12,805	$—	$12,805
Total revenues	—	12,805	—	12,805
Health plan services	—	14	—	140
General and administrative	—	(7)	—	(2)
Depreciation and amortization	—	—	—	1
Divested operations and services expenses	—	19,290	—	42,386
Total expenses	—	19,297	—	42,525
Loss from continuing operations before income taxes	—	(6,492)	—	(29,720)
Income tax benefit	—	(2,537)	—	(11,383)
Net loss from continuing operations	$—	$(3,955)	$—	$(18,337)
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

Corporate/Other
The following table summarizes the Corporate/Other segment for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Costs included in health plan services costs	$—	$41	$—	$(5,803)
Costs included in government contract costs	5,574	701	5,574	3,688
Costs included in G&A	7,324	10,074	7,324	16,541
Loss from continuing operations before income taxes	(12,898)	(10,816)	(12,898)	(14,426)
Income tax benefit	(5,015)	(4,075)	(5,015)	(5,747)
Net loss from continuing operations	$(7,883)	$(6,741)	$(7,883)	$(8,679)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. Our Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within our reportable segments.
Our results in our Corporate/Other segment for the three and six months ended June 30, 2013 were impacted by $12.9 million in pretax costs, primarily severance expenses related to continuing efforts to address scale issues. Our results in our Corporate/Other segment for the three months ended June 30, 2012 were impacted primarily by $10.8 million in pretax costs related to our G&A cost reduction efforts. Our operating results in our Corporate/Other segment for the six months ended June 30, 2012 were impacted primarily by $20.2 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior litigation settlement.
LIQUIDITY AND CAPITAL RESOURCES
Market and Economic Conditions
The global economy is showing some signs of improvement but market conditions continue to be challenging with relatively high levels of unemployment, diminished business and consumer confidence, and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix of products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.
Cash and Investments
As of June 30, 2013, the fair value of our investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $18.3 million, or 1.1% of the total investments available-for-sale as of June 30, 2013. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.

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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of June 30, 2013, our investment portfolio includes $409.6 million, or 24.8% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of June 30, 2013, our investment portfolio also included $780.2 million, or 47.3% of our portfolio holdings, of obligations of states and other political subdivisions and $434.6 million, or 26.3% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $51.8 million as of June 30, 2013, and $2.7 million as of December 31, 2012. Included in the gross unrealized losses as of June 30, 2013 was $2.4 million related to noncurrent investments available-for-sale. There were no noncurrent investments available-for-sale included in the gross unrealized losses as of December 31, 2012. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and six months ended June 30, 2013 or 2012.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions, to address regulatory changes such as the ACA and for business expansion opportunities, such as the CCI, Medicaid expansion in California and the commencement of our Medicaid program in Arizona's Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation and costs associated with our proposed participation in the CCI and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $210.5 million as of June 30, 2013 and $129.9 million as of December 31, 2012. The receivable from DHCS related to our California Medicaid business was $280.7 million as of June 30, 2013 and $174.0 million as of December 31, 2012. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $205.2 million and $228.3 million as of June 30, 2013 and December 31, 2012, respectively. The timing of collection of such receivables is impacted by government audit, among other things, and can extend for periods beyond a year.

Operating Cash Flows
Our net cash flow (used in) provided by operating activities for the six months ended June 30, 2013 compared to the same period in 2012 is as follows:

	June 30,	June 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash (used in) provided by operating activities	$(134.5)	$123.9	$(258.4)
The decrease of $258.4 million in operating cash flows is primarily related to Medicare prepayments received in June 2012.
Investing Activities
Our net cash flow provided by investing activities for the six months ended June 30, 2013 compared to the same period in 2012 is as follows:

	June 30,	June 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by investing activities	$36.0	$291.2	$(255.2)
Net cash provided by investing activities decreased by $255.2 million during the six months ended June 30, 2013 as compared to the same period in 2012. This decrease is primarily due to $248.2 million in cash received for the sale of our Medicare PDP business in the second quarter ended June 30, 2012.
 Financing Activities
Our net cash flow provided by (used in) financing activities for the six months ended June 30, 2013 compared to the same period in 2012 is as follows:

	June 30,	June 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by (used in) financing activities	$38.0	$(12.3)	$50.3
Net cash provided by financing activities increased by $50.3 million during the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to a $75.6 million increase in checks outstanding, net of deposits, and a $47.5 million increase in net borrowings on our revolving credit facility, partially offset by a $48.7 million increase in share repurchases, a $10.1 million decrease in cash from customer funds administered and an $8.4 million decrease in proceeds from the exercise of stock options and employee stock purchases.
Capital Structure
Our debt-to-total capital ratio was 25.6 percent as of June 30, 2013 compared with 24.3 percent as of December 31, 2012. This increase was primarily due to a $25 million increase in our revolving credit facility balance as of June 30, 2013 compared to December 31, 2012 and share repurchases made during the three months ended March 31, 2013. See "—Share Repurchases" below.
Share Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the three months ended June 30, 2013 we made no share repurchases and during the six months ended June 30, 2013 we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of June 30, 2013 was $280.0 million. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.

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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of June 30, 2013:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	2,400,059	(c)	$26.20	$62,873,931	2,400,000	$287,127,636
February 1—February 28	818,916	(c)	27.22	22,289,959	257,211	$280,000,018
March 1—March 31	834	(c)	28.68	23,919	—	$280,000,018
April 1—April 30	1,203	(c)	29.40	35,368	—	$280,000,018
May 1—May 31	7,492	(c)	31.77	238,020	—	$280,000,018
June 1—June 30	259	(c)	31.07	8,047	—	$280,000,018
	3,228,763		$26.47	$85,469,244	2,657,211
 ________

(a)
During the six months ended June 30, 2013, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the six months ended June 30, 2013, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2013, $125.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $416.3 million (see "—Letters of Credit" below). As of July 23, 2013, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of June 30, 2013, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2013 and July 23, 2013, we had outstanding letters of credit of $58.7 million and $8.7 million, respectively, resulting in a maximum amount available for borrowing of $416.3 million as of June 30, 2013 and $491.3 million as of July 23, 2013. As of June 30, 2013 and July 23, 2013, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2013, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of June 30, 2013, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At June 30, 2013, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the six months ended June 30, 2013, we made $7.5 million in capital contributions to a subsidiary to meet regulatory requirements. Health Net, Inc. made no capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through July 23, 2013.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2012 in our Form 10-K. During the six months ended June 30, 2013, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2013, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.

CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2013 is discussed below. There were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (49.5) million
1%	$ (25.3) million
(1)%	$ 26.4 million
(2)%	$ 53.9 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 24.3 million
1%	$ 12.2 million
(1)%	$ (12.2) million
(2)%	$ (24.3) million

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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at June 30, 2013 and December 31, 2012 was approximately $51 million and $53 million, respectively. There were no material changes in the amount of these reserves, or in the amount of these reserves as a percentage of reserve for claims and other settlements, between December 31, 2012 and June 30, 2013.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and six months ended June 30, 2013, there were no material reserve developments related to prior years. For the three and six months ended June 30, 2012, health care cost was impacted by approximately $7.9 million and 32.9 million, respectively, attributable to the revision of the previous estimate of incurred claims for prior years as a result of adverse prior year development.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended June 30, 2013, there were no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of June 30, 2013 was $280.0 million.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Amendment No. 3 to the Health Net, Inc. 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.2	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (3) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	July 29, 2013	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 29, 2013	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3 to the Health Net, Inc. 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.2	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (3) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.