Form 10-Q
period 2013-09-30
HEALTH NET INC
filed 2013-11-07
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The number of shares outstanding of the registrant’s Common Stock as of November 4, 2013 was 79,508,757 (excluding 70,698,207 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Health plan services premiums	$2,606,754	$2,578,689	$7,817,697	$7,818,565
Government contracts	149,342	169,811	423,796	527,421
Net investment income	11,276	16,355	57,970	63,356
Administrative services fees and other income	7,659	1,854	11,036	16,300
Divested operations and services revenue	—	12,863	—	25,668
Total revenues	2,775,031	2,779,572	8,310,499	8,451,310
Expenses
Health plan services (excluding depreciation and amortization)	2,196,561	2,281,388	6,657,215	6,983,502
Government contracts	125,334	151,815	378,209	467,531
General and administrative	267,683	222,425	804,355	688,457
Selling	59,498	61,053	175,828	181,004
Depreciation and amortization	9,402	7,907	28,355	22,722
Interest	7,973	8,021	24,626	24,895
Divested operations and services expenses	—	17,587	—	59,973
Total expenses	2,666,451	2,750,196	8,068,588	8,428,084
Income from continuing operations before income taxes	108,580	29,376	241,911	23,226
Income tax provision	41,740	8,898	91,538	5,712
Income from continuing operations	66,840	20,478	150,373	17,514
Discontinued operations:
Loss from discontinued operation, net of tax	—	—	—	(18,452)
(Adjustment to) gain on sale of discontinued operation, net of tax	—	(2,450)	—	116,990
(Loss) income on discontinued operation, net of tax	—	(2,450)	—	98,538
Net income	$66,840	$18,028	$150,373	$116,052

Net income per share—basic:
Income from continuing operations	$0.84	$0.25	$1.89	$0.21
(Loss) income on discontinued operation, net of tax	$—	$(0.03)	$—	$1.20
Net income per share—basic	$0.84	$0.22	$1.89	$1.41

Net income per share—diluted:
Income from continuing operations	$0.83	$0.25	$1.87	$0.21
(Loss) income on discontinued operation, net of tax	$—	$(0.03)	$—	$1.18
Net income per share—diluted	$0.83	$0.22	$1.87	$1.39

Weighted average shares outstanding:
Basic	79,432	81,607	79,436	82,451
Diluted	80,441	82,039	80,339	83,447
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$66,840	$18,028	$150,373	$116,052
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	1,074	36,554	(73,779)	64,126
Less: Reclassification adjustments for gains included in earnings	(370)	(4,272)	(23,306)	(29,661)
Unrealized gains (losses) on investments available-for-sale, net	704	32,282	(97,085)	34,465
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	643	1,038	1,929	3,114
Defined benefit pension plans, net	643	1,038	1,929	3,114
Other comprehensive income (loss) before tax	1,347	33,320	(95,156)	37,579
Income tax expense (benefit) related to components of other comprehensive income	433	13,065	(33,477)	26,280
Other comprehensive income (loss), net of tax	914	20,255	(61,679)	11,299
Comprehensive income	$67,754	$38,283	$88,694	$127,351

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$686,139	$340,110
Investments-available-for-sale (amortized cost: 2013-$1,611,091, 2012-$1,753,931)	1,580,032	1,812,512
Premiums receivable, net of allowance for doubtful accounts (2013-$763, 2012-$668)	343,502	373,269
Amounts receivable under government contracts	194,820	228,316
Other receivables	69,885	113,875
Deferred taxes	78,257	51,086
Other assets	103,685	130,796
Total current assets	3,056,320	3,049,964
Property and equipment, net	195,954	183,793
Goodwill	565,886	565,886
Other intangible assets, net	14,699	17,271
Deferred taxes	3,394	13,583
Investments-available-for-sale-noncurrent (amortized cost: 2013-$60,080, 2012-$0)	52,637	—
Other noncurrent assets	152,611	103,893
Total Assets	$4,041,501	$3,934,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$990,195	$1,037,973
Health care and other costs payable under government contracts	55,532	75,649
Unearned premiums	129,081	151,048
Accounts payable and other liabilities	544,704	373,426
Total current liabilities	1,719,512	1,638,096
Senior notes payable	399,248	399,095
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	1,746	—
Other noncurrent liabilities	220,404	240,169
Total Liabilities	2,440,910	2,377,360
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2013-150,193 shares; 2012-148,727 shares )	150	149
Additional paid-in capital	1,370,744	1,329,000
Treasury common stock, at cost (2013-70,696 shares of common stock; 2012-67,426 shares of common stock)	(2,179,503)	(2,092,625)
Retained earnings	2,443,895	2,293,522
Accumulated other comprehensive income	(34,695)	26,984
Total Stockholders’ Equity	1,600,591	1,557,030
Total Liabilities and Stockholders’ Equity	$4,041,501	$3,934,390
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						116,052		116,052
Other comprehensive income							11,299	11,299
Exercise of stock options and vesting of restricted stock units	1,885	2	16,587					16,589
Share-based compensation expense			23,413					23,413
Tax benefit related to equity compensation plans			5,113					5,113
Repurchases of common stock				(2,572)	(69,330)			(69,330)
Balance as of September 30, 2012	148,689	$149	$1,323,150	(67,419)	$(2,092,459)	$2,287,511	$27,931	$1,546,282
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						150,373		150,373
Other comprehensive loss							(61,679)	(61,679)
Exercise of stock options and vesting of restricted stock units	1,466	1	19,950					19,951
Share-based compensation expense			23,388					23,388
Tax detriment related to equity compensation plans			(1,594)					(1,594)
Repurchases of common stock				(3,270)	(86,878)			(86,878)
Balance as of September 30, 2013	150,193	$150	$1,370,744	(70,696)	$(2,179,503)	$2,443,895	$(34,695)	$1,600,591
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,373	$116,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	28,355	22,722
Gain on sale of discontinued operation	—	(116,990)
Share-based compensation expense	23,388	23,413
Deferred income taxes	18,321	24,883
Excess tax benefit on share-based compensation	(451)	(6,059)
Net realized (gain) loss on investments	(23,306)	(29,661)
Other changes	23,564	6,832
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	7,800	(173,387)
Other current assets, receivables and noncurrent assets	25,953	(78,203)
Amounts receivable/payable under government contracts	31,064	3,218
Reserves for claims and other settlements	(47,778)	113,985
Accounts payable and other liabilities	(69,558)	47,765
Net cash provided by (used in) operating activities	167,725	(45,430)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	653,786	1,132,836
Maturities of investments	72,810	97,815
Purchases of investments	(652,044)	(1,283,227)
Purchases of property and equipment	(42,596)	(55,030)
Net cash received from sale of business	—	248,238
(Purchases) sales of restricted investments and other	(4,697)	6,024
Net cash provided by investing activities	27,259	146,656
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	10,642	16,589
Excess tax benefit on share-based compensation	451	6,059
Repurchases of common stock	(77,569)	(69,330)
Borrowings under financing arrangements	323,000	110,000
Repayment of borrowings under financing arrangements	(323,000)	(122,500)
Net increase (decrease) in checks outstanding, net of deposits	(23,842)	34
Customer funds administered	241,363	40,248
Net cash provided by (used in) financing activities	151,045	(18,900)
Net increase in cash and cash equivalents	346,029	82,326
Cash and cash equivalents, beginning of period	340,110	230,253
Cash and cash equivalents, end of period	$686,139	$312,579
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$16,741	$16,990
Income taxes paid	46,031	5,058
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
Subsequent to the issuance of the Company’s 2012 quarterly financial statements for the three and nine months ended September 30, 2012, we determined that inter-governmental pass-through funds ("IGT") received during the three months ended September 30, 2012, were incorrectly classified as operating cash flows in the consolidated statements of cash flows. Generally, IGTs are funds that we receive as intermediaries from government entities, which we subsequently distribute to other third party government entities. As a result, the consolidated statement of cash flows has been restated from the amounts previously reported to reclassify $44.6 million of IGT funds received from operating activities in the consolidated statements of cash flows for the nine months ended September 30, 2012 to cash flows from financing activities. We believe the effects of the restatement are immaterial.
On April 1, 2012, we completed the sale of the business operations of our Medicare stand-alone Prescription Drug Plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operations in our consolidated statements of operations for the nine months ended September 30, 2012. See Note 3 for more information on the sale of our Medicare PDP business.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of September 30, 2013 and $23.8 million as of December 31, 2012. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and nine months ended September 30, 2013 and 2012, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $428.0 million and $424.0 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the nine months ended September 30, 2013, we had $55.9 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2013 was $52.9 million. The reserve developments related to prior years for the nine months ended September 30, 2013, when considered together with the provision for adverse deviation recorded as of September 30, 2013, did not have a material impact on our operating results or financial condition. For the nine months ended September 30, 2012, we had $32.8 million in unfavorable reserve developments related to prior years. We believe this unfavorable reserve development for the nine months ended September 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends.
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
Our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended September 30:		(Dollars in millions)
Balance as of July 1, 2012	$19.6	$(11.9)	$7.7
Other comprehensive income before reclassifications	22.4	—	22.4
Amounts reclassified from accumulated other comprehensive income	(2.8)	0.6	(2.2)
Other comprehensive income for the three months ended September 30, 2012	19.6	0.6	20.2
Balance as of September 30, 2012	$39.2	$(11.3)	$27.9

Balance as of July 1, 2013	$(25.4)	$(10.2)	$(35.6)
Other comprehensive income before reclassifications	0.7	—	0.7
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.4	0.2
Other comprehensive income for the three months ended September 30, 2013	0.5	0.4	0.9
Balance as of September 30, 2013	$(24.9)	$(9.8)	$(34.7)
Nine Months Ended September 30:
Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income before reclassifications	28.7	—	28.7
Amounts reclassified from accumulated other comprehensive income	(19.3)	1.9	(17.4)
Other comprehensive income for the nine months ended September 30, 2012	9.4	1.9	11.3
Balance as of September 30, 2012	$39.2	$(11.3)	$27.9

Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive loss before reclassifications	(47.8)	—	(47.8)
Amounts reclassified from accumulated other comprehensive income	(15.1)	1.2	(13.9)
Other comprehensive (loss) income for the nine months ended September 30, 2013	(62.9)	1.2	(61.7)
Balance as of September 30, 2013	$(24.9)	$(9.8)	$(34.7)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the Consolidated Statements of Operations
	2013	2012	2013	2012
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$0.3	$4.3	$23.3	$29.7	Net investment income
	0.3	4.3	23.3	29.7	Total before tax
	0.1	1.5	8.2	10.4	Tax expense
	0.2	2.8	15.1	19.3	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	—	(0.1)	(0.1)	(a)
Actuarial gains (losses)	(0.6)	(1.0)	(1.9)	(3.0)	(a)
	(0.7)	(1.0)	(2.0)	(3.1)	Total before tax
	(0.3)	(0.4)	(0.8)	(1.2)	Tax benefit
	(0.4)	(0.6)	(1.2)	(1.9)	Net of tax

Total reclassifications for the period	$(0.2)	$2.2	$13.9	$17.4	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and nine months ended September 30, 2013, respectively, 1,009,000 shares and 903,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2012, respectively, 432,000 shares and 996,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three and nine months ended September 30, 2013, respectively, an aggregate of 812,000 shares and 1,019,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2012, respectively, an aggregate of 4,342,000 shares and 1,819,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. The remaining authorization under our stock repurchase program as of September 30, 2013 was $280.0 million. See Note 6 for more information regarding our stock repurchase program.
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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2012	$565.9	$565.9
Balance as of September 30, 2013	$565.9	$565.9
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
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2013:
Provider networks	$40.5	$(35.4)	$5.1	19.4
Customer relationships and other	29.5	(19.9)	9.6	11.1
	$70.0	$(55.3)	$14.7

As of December 31, 2012:
Provider networks	$40.5	$(34.6)	$5.9	19.4
Customer relationships and other	29.5	(18.1)	11.4	11.1
	$70.0	$(52.7)	$17.3

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2013	$3.4
2014	2.8
2015	2.6
2016	2.0
2017	2.0
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2013 and December 31, 2012, the restricted cash and cash equivalents balances totaled $1.7 million and $0.8 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $26.6 million and $25.5 million as of September 30, 2013 and December 31, 2012, respectively, and are included in investments available-for-sale.
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
Medicaid/Medi-Cal Rate Adjustment
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. For the three and nine months ended September 30, 2013, we recognized $32.1 million and $74.3 million, respectively, of premium revenues as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. Retroactive rate adjustments for our SPD and non-SPD members were not material for the three and nine months ended September 30, 2012.
Medi-Cal Rate Reduction
In October 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (“AB 97”). The elements approved by CMS include a 10 percent reduction in reimbursement rates for a number of providers. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, a series of preliminary injunctions arising from various legal challenges have prevented the implementation of AB 97, and no such reductions have been made as of September 30, 2013.
In December 2012, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) issued a decision that reversed the preliminary injunctions against the implementation of AB 97. The Ninth Circuit subsequently denied a motion by the plaintiffs for an en banc hearing and a petition to stay implementation of AB 97 pending appeal to the U.S. Supreme Court. Consequently, after the Ninth Circuit's ruling and as of September 30, 2013, there was no legal bar to the implementation of AB 97. As a result, the reimbursement rate reductions authorized by AB 97 are reflected in California's 2013-2014 budget proposal, which was recently passed by the legislature and signed into law by Governor Brown. The State has not formally determined the effective date for the implementation of AB 97, and the plaintiffs in the AB 97 legal actions may still file a petition to the U.S. Supreme Court to review the Ninth Circuit's ruling. In any case, even if the reductions are implemented as currently authorized, they would be applied to Medi-Cal managed care plans only on a prospective basis, and the impact of such reductions could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Due to these uncertainties, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries, if any, that may result in connection with AB 97.
Medicaid Premium Taxes
On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in Medi-Cal. As a result of this reinstatement, we recorded $25.6 million in premium taxes, primarily related to 2013, as general and administrative expense for the three months ended September 30, 2013. For the nine months ended September 30, 2013, we recorded $68.4 million, including $18.8 million attributable to periods prior to 2013, as general and administrative expense. In addition, the State of California increased Medicaid premium revenues in an amount equal to the increase in the premium taxes. As a result, we recorded $25.6 million and $68.4 million in health plan services premiums for the three and nine months ended September 30, 2013, respectively. These Medicaid premium taxes are currently authorized by the State of California through July 1, 2016.
CMS Risk Factor Adjustments
We have an arrangement with CMS that relates to certain of our Medicare products and pursuant to which periodic changes in our risk factor adjustment scores for certain diagnostic codes result in changes to our health plan services premium revenues. We recognize such changes when the amounts become determinable and the collectability is reasonably assured. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in each of the three and nine months ended September 30, 2013 and 2012 was not significant.
Recently Issued Accounting Pronouncement
Effective January 1, 2014, we will adopt new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers, pursuant to the Accounting Standards Update ("ASU") No. 2011-06, issued by the Financial Accounting Standards Board ("FASB") in July 2011. This guidance will apply primarily to new fees enacted in the ACA. The mandated fees are expected to be material, and this new accounting guidance will result in the recognition of this expense on a straight-line basis beginning in 2014.

3.	SALE OF MEDICARE PDP BUSINESS
On April 1, 2012, our subsidiary HNL sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark for a total purchase price of $248.2 million. In the nine months ended September 30, 2012 we recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, $117.0 million net of tax, and this after tax gain is reported as gain on sale of discontinued operation, net of tax.
Our revenues related to our Medicare PDP business were $0 and $191.8 million for the three and nine months ended September 30, 2012, respectively. These revenues were excluded from our continuing operating results and included in loss from discontinued operation. Our Medicare PDP business had a pretax income (loss) of $0 and $(28.8) million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012 and September 30, 2013, we had no Medicare stand-alone prescription drug plan members. We had no revenues and no pretax income related to the Medicare PDP business for each of the three and nine months ended September 30, 2013.
4. SEGMENT INFORMATION
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, and our behavioral health and pharmaceutical services subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the three and nine months ended September 30, 2012. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, program, and certain other health care-related government contracts. Our Divested Operations and Services reportable segment includes the operations of our businesses that provided administrative services to United in connection with the Northeast Sale and transition-related revenues and expenses related to the Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses.
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
Our segment information for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended September 30, 2013
Revenues from external sources	$2,625.7	$149.3	$—	$—	$2,775.0
Intersegment revenues	2.7	—	—	(2.7)	—
Segment pretax income (loss)	85.2	23.5	—	(0.1)	108.6
Three months ended September 30, 2012
Revenues from external sources	$2,596.9	$169.8	$12.9	$—	$2,779.6
Intersegment revenues	2.7	—	—	(2.7)	—
Segment pretax income (loss)	20.2	21.1	(4.7)	(7.2)	29.4
Nine months ended September 30, 2013
Revenues from external sources	$7,886.7	$423.8	$—	$—	$8,310.5
Intersegment revenues	8.4	—	—	(8.4)	—
Segment pretax income (loss)	204.3	50.6	—	(13.0)	241.9
Nine months ended September 30, 2012
Revenues from external sources	$7,898.2	$527.4	$25.7	$—	$8,451.3
Intersegment revenues	8.3	—	—	(8.3)	—
Segment pretax income (loss)	12.6	66.6	(34.4)	(21.6)	23.2

Our health plan services premium revenue by line of business is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Commercial premium revenue	$1,279.8	$1,420.4	$3,903.8	$4,310.0
Medicare premium revenue	685.4	682.9	2,080.3	2,089.4
Medicaid premium revenue	641.6	475.4	1,833.6	1,419.2
Total health plan services premiums	$2,606.8	$2,578.7	$7,817.7	$7,818.6
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
During the three and nine months ended September 30, 2013 and 2012, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $52.6 million as investments available-for-sale-noncurrent as of September 30, 2013 because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of September 30, 2013. We had no investments available-for-sale-noncurrent as of December 31, 2012.

As of September 30, 2013 and December 31, 2012, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$410.1	$3.9	$(6.6)	$407.4
U.S. government and agencies	26.5	—	—	26.5
Obligations of states and other political subdivisions	741.1	6.4	(28.3)	719.2
Corporate debt securities	433.4	3.3	(9.8)	426.9
	$1,611.1	$13.6	$(44.7)	$1,580.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.1)	$0.7
Obligations of states and other political subdivisions	48.9	—	(6.0)	42.9
Corporate debt securities	10.4	—	(1.4)	9.0
	$60.1	$—	$(7.5)	$52.6

	December 31, 2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$499.7	$19.6	$(0.2)	$519.1
U.S. government and agencies	25.9	—	—	25.9
Obligations of states and other political subdivisions	819.9	24.2	(2.0)	842.1
Corporate debt securities	408.4	17.5	(0.5)	425.4
	$1,753.9	$61.3	$(2.7)	$1,812.5

As of September 30, 2013, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$42.5	$42.8
Due after one year through five years	281.6	284.1
Due after five years through ten years	442.8	434.9
Due after ten years	434.1	410.8
Asset-backed securities	410.1	407.4
Total current investments available-for-sale	$1,611.1	$1,580.0

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	$1.0	$0.8
Due after five years through ten years	9.5	8.3
Due after ten years	48.8	42.8
Asset-backed securities	0.8	0.7
Total noncurrent investments available-for-sale	$60.1	$52.6

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2013 were $80.4 million and $653.8 million, respectively. Gross realized gains and losses totaled $1.0 million and $0.7 million, respectively, for the three months ended September 30, 2013, and $25.5 million and $2.2 million, respectively, for the nine months ended September 30, 2013. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2012 were $117.6 million and $1,132.8 million, respectively. Gross realized gains and losses totaled $4.3 million and $36,000, respectively, for the three months ended September 30, 2012, and $30.1 million and $0.4 million, respectively, for the nine months ended September 30, 2012.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2013 and December 31, 2012. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$232.8	$(6.2)	$9.1	$(0.4)	$241.9	$(6.6)
Obligations of states and other political subdivisions	542.4	(28.3)	0.2	—	542.6	(28.3)
Corporate debt securities	253.3	(9.6)	2.5	(0.2)	255.8	(9.8)
	$1,028.5	$(44.1)	$11.8	$(0.6)	$1,040.3	$(44.7)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.7	$(0.1)	$0.7	$(0.1)
Obligations of states and other political subdivisions	42.9	(6.0)	—	—	42.9	(6.0)
Corporate debt securities	9.0	(1.4)	—	—	9.0	(1.4)
	$51.9	$(7.4)	$0.7	$(0.1)	$52.6	$(7.5)

The following table shows the number of our individual securities-current that have been in a continuous loss position through September 30, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	101	7	108
Obligations of states and other political subdivisions	237	1	238
Corporate debt securities	213	3	216
	551	11	562

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through September 30, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Obligations of states and other political subdivisions	18	—	18
Corporate debt securities	9	—	9
	27	1	28

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
During the three and nine months ended September 30, 2012, we repurchased approximately 1.5 million and 2.1 million shares, respectively, of our common stock for aggregate consideration of $36.1 million and $50.0 million, respectively, under our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. During the three months ended September 30, 2013, we made no share repurchases and during the nine months ended September 30, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2013 was $280.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.3 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of September 30, 2013, we were in compliance with all covenants under the revolving credit facility.
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

Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2013 and December 31, 2012, we had outstanding letters of credit of $8.7 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $491.3 million and $440.6 million, respectively. As of September 30, 2013 and December 31, 2012, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2013, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.2 million as of September 30, 2013 and $399.1 million as of December 31, 2012.
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
Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. Level 3 includes an embedded contractual derivative asset and liability held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach. Level 3 also includes a state-sponsored health plans settlement account deficit asset estimated at fair value based on the income approach. See Note 10 for additional information on our state-sponsored health plans rate settlement agreement.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of September 30, 2013:
Assets:
Cash and cash equivalents	$686.1	$—	$—	$—	$686.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$208.6	$—	$—	$208.6
Commercial mortgage-backed securities	—	156.8	0.7	—	157.5
Other asset-backed securities	—	42.0	—	—	42.0
U.S. government and agencies:
U.S. Treasury securities	26.5	—	—	—	26.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	719.2	42.9	—	762.1
Corporate debt securities	—	426.9	9.0	—	435.9
Total investments at fair value	$26.5	$1,553.5	$52.6	$—	$1,632.6
Embedded contractual derivative	—	—	—	12.7	12.7
State-sponsored health plans settlement account deficit	—	—	—	51.7	51.7
Total assets at fair value	$712.6	$1,553.5	$52.6	$64.4	$2,383.1

Level 3
As of September 30, 2013:
Liability:
Embedded contractual derivative	$0.7
Total liability at fair value	$0.7

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of December 31, 2012:
Assets:
Cash and cash equivalents	$340.1	$—	$—	$—	$340.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$272.4	$—	$—	$272.4
Commercial mortgage-backed securities	—	223.1	—	—	223.1
Other asset-backed securities	—	23.6	—	—	23.6
U.S. government and agencies:
U.S. Treasury securities	25.9	—	—	—	25.9
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	841.9	—	0.2	842.1
Corporate debt securities	—	425.4	—	—	425.4
Total investments at fair value	$25.9	$1,786.4	$—	$0.2	$1,812.5
Embedded contractual derivative	—	—	—	11.2	11.2
Total assets at fair value	$366.0	$1,786.4	$—	$11.4	$2,163.8

Level 3
As of December 31, 2012:
Liability:
Embedded contractual derivative	$3.2
Total liability at fair value	$3.2
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2013 and 2012. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended September 30, 2013 and 2012 were as follows (dollars in millions):

Three months ended September 30,
	2013				2012
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$—	$10.8	$35.4	$46.2	$0.2	$15.0	$15.2
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	1.9	16.3	18.2	—	(7.8)	(7.8)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—
Settlements		—	—	—	—	—	—
Closing balance	$—	$12.7	$51.7	$64.4	$0.2	$7.2	$7.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the nine months ended September 30, 2013 and 2012 were as follows (dollars in millions):

	Nine months ended September 30,
	2013				2012
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$11.2	$—	$11.4	$0.2	$5.3	$5.5
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	1.5	51.7	53.2	—	1.9	1.9
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—
Sales	(0.2)	—	—	(0.2)	—	—	—
Settlements	—	—	—	—	—	—	—
Closing balance	$—	$12.7	$51.7	$64.4	$0.2	$7.2	$7.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—

The changes in the balance of the Level 3 financial liability for the three and nine months ended September, 2013 were as follows (dollars in millions):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Embedded Contractual Derivative
Opening balance, July 1 and January 1	$4.8	$3.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	(4.1)	(2.5)
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$0.7	$0.7

We had no financial liabilities fair valued on a recurring basis during the three and nine months ended September 30, 2012.
The following table presents information about financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Lease impairment obligation	$—	$—	$7.4	$7.4
We had no assets or liabilities fair valued on a non-recurring basis during the three and nine months ended September 30, 2013.

The following tables present quantitative information about Level 3 Fair Value Measurements as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value as of September 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$12.7	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-5.34%	—	7.91%	(0.69%)
			National Health Care Expenditures	-0.55%	—	7.04%	(3.35%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	2.59%	—	6.10%	(4.26%)
	$0.7		National Health Care Expenditures	-1.80%	—	8.85%	(4.00%)
State-sponsored health plans settlement account deficit	$51.7	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-1.7%	—	0.8%	-(0.4%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.3%	—	10.1%	(4.9%)
	$3.2		National Health Care Expenditures	-0.1%	—	7.3%	(3.3%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	9.0%	—	9.0%	(9.0%)
Lease impairment obligation	$7.4	Income Approach	Discount Rate	3.26%	—	3.26%	(3.26%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisors and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach and the resulting value is discounted to the valuation date. We estimate our recurring Level 3 state-sponsored health plans settlement account deficit asset using the income approach based on discounted cash flows. We estimate our non-recurring Level 3 asset and liability, goodwill for our Western Region Operations reporting unit and the lease impairment obligation using the income approach based on discounted cash flows.

The significant unobservable inputs used in the fair value measurement of our embedded contractual derivative are the estimated growth in Health Net health care expenditures and the estimated growth in national health care expenditures. Significant increases (decreases) in the estimated growth in Health Net health care expenditures or decreases (increases) in the estimated growth in national health expenditures would result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of our state-sponsored health plans settlement account deficit asset is our discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.
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
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. On October 23, 2013, counsel for the named plaintiffs filed a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. The hearing on this motion is currently scheduled for November 12, 2013. If the Court grants preliminary approval, it will set a date for a final approval hearing, and notice will be sent to all settlement class members advising them of the Settlement Agreement and their right to object to or opt out of the Settlement Agreement. In the event the Settlement Agreement receives final approval, each of the three putative class actions described above will be dismissed with prejudice, and all class members who do not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which would cover all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above would be eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer would be eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members would be eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We will also be responsible for the payment of any award of fees and expenses to plaintiffs' counsel for each of the three class actions described above as determined by the Sacramento County Superior Court. Finally, we will be responsible for the costs of administering the Settlement Agreement. In the event that the Sacramento County Superior Court does not grant final approval of the Settlement Agreement, and the parties are unable to negotiate a revised settlement agreement that is finally approved by the Court, the pending litigation described above will continue. In the event the Settlement Agreement described above receives final approval, we do not believe that the terms of the Settlement Agreement would have a material impact on our consolidated financial statements.
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
10.     STATE-SPONSORED HEALTH PLANS RATE SETTLEMENT AGREEMENT
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (the "Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2014 and any potential future Medi-Cal expansion populations (our “state-sponsored health care programs”), which will be tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account (the "Account") was established with an initial balance of zero. The balance in the Account is adjusted annually to reflect retrospective premium adjustments for each calendar year (referenced in the Agreement as a deficit or surplus). A deficit or surplus will result to the extent our actual pretax margin (as defined in the Agreement) on our state-sponsored health care programs is below or above a predetermined pretax margin target. The amount of any deficit or surplus is calculated as described in the Agreement. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the "Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount as defined in the Agreement.
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. As of September 30, 2013, we had calculated and recorded a deficit of $51.7 million, net of a valuation discount in the amount of $3.7 million (see Note 8), reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the nine months ended

September 30, 2013. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.

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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.3 million individuals across the country through group, individual, Medicare, Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Through our subsidiaries, we also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results
We operate within three reportable segments, Western Region Operations, Government Contracts and Divested Operations and Services, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and

Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of September 30, 2013, we had approximately 2.5 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Quarterly Report on Form 10-Q as discontinued operations for the nine months ended September 30, 2012. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
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
The ACA includes provisions which, among other things, will impose a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter and will be allocated pro rata amongst industry participants based on net premiums written during the previous calendar year, subject to certain exceptions. Payment of the health insurer fee will not be due until 2014; however, it has started to impact us since our premium rates are set a year in advance, and the tax amounts for 2014 depend on net premiums written in 2013. Additionally, proposed regulations relating to the health insurer fee have not been finalized by the Internal Revenue Service (“IRS”), making related payment procedures, timing and financial reporting requirements uncertain. If we are not able to adequately incorporate the costs of our pro rata portion of the health insurer fee when we set our premium rates, or if we are unable to otherwise adjust our business to address this additional new cost, our financial condition and results of operations may be materially adversely affected. We may also experience significant volatility in our cash flow relative to our results of operations in a given period because the health insurer fee will be payable in a single lump sum based on prior year premiums. In addition, while certain types of entities and benefits are exempt from the calculation of the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of business. Consequently, the health insurer fee will represent a higher percentage of our premium revenues than those of our competitors who are able to exempt all or a portion of their premium revenues from the health insurer fee allocation. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on net premiums written, rather than profits, it will generally represent a higher percentage of our profits as compared to those competitors. As a result, the health insurer fee will likely impact us to a greater degree than certain of our larger competitors and those of our competitors who may exempt significant portions of their premium base from the health insurer fee allocation, for example. We may not be able to match our competitors’ ability to support reduced premiums by virtue of any full or partial exemptions from the health insurer fee, or by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our ability to compete effectively with these competitors. Though we are preparing for the scheduled 2014 implementation of the health insurer fee, on October 29, 2013, a bipartisan bill was introduced in the House of Representatives, which, if enacted as currently proposed, would delay the implementation of the health insurer fee until 2016.
The ACA also requires the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California, Oregon and Washington have received approval by the U.S. Department of Health and Human Services (“HHS”) to operate state-run exchanges, and HHS will operate the exchange in Arizona. We applied for and were selected to participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. Continued participation in these exchanges and future participation in any other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers from the exchanges. Certain factors to be considered for continued participation in the exchanges may be subject to change.
From an operations standpoint, the initial open enrollment period for federal and state exchanges began on October 1, 2013 and will continue through March 31, 2014. While we have started the process of enrolling members in our QHPs, the exchanges have experienced certain implementation difficulties, and the timing and ultimate resolution of these issues remains uncertain. For example, there have been reports of technical problems impeding individuals and small business from applying through both the state and federal exchanges. As the enrollment process has advanced, state and federal regulators and exchange participants have engaged in discussions to troubleshoot various operational issues that have arisen with exchange rollout and implementation. There has also been government discussion around the potential for changing open enrollment periods and amending the deadlines by which individuals must enroll in coverage before incurring penalties associated with the individual mandate (as defined below). Any significant delays in deadlines for mandatory enrollment or continued operational difficulties during the enrollment period could adversely affect our ability to enroll members in our QHPs, which may have an adverse affect on our revenues and results of operations.
In some cases, states and the federal government are continuing to finalize regulations, procedures, and guidance related to the operation of the exchanges, including, without limitation, procedures for enrollment and premium payment by individuals and small groups (particularly with regard to the role that insurers may play in facilitating enrollment), procedures for ensuring the accuracy of data displayed on the exchange websites, procedures for confirming the eligibility of individuals to participate in the exchanges or qualify for federal subsidies (as described in further detail below), procedures for agent, broker and “assister” participation in the exchanges, procedures for the timing and payment of federal subsidies for premiums and cost-sharing reductions, the determination of standards for privacy and security of data held by the exchanges and related entities, the operation of reinsurance, risk corridors and risk adjustment mechanisms and the rules and regulations that apply to insurers that continue to offer coverage to individuals and small group employers outside the exchanges. The developing operational structure for the exchanges will shape the marketplace for individual and small group health plans both within and outside the exchanges, and these changes are requiring and will continue to require us to modify our strategies and operations in response. For example, the exchanges are introducing direct-to-consumer distribution channels that are requiring us to adjust our product offerings through, among other things, a more standardized benefit design with price-focused differentiation. We are also adjusting our marketing and sales practices to adapt to these changes, including developing new tools and strategies to navigate new distribution channels opened by the exchanges. In response to these changes in the health care market over time, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or, as some of our larger competitors have done, exit segments of the market. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Finally, as state and federal regulators collect data and gather feedback on the exchanges’ operational experience, they may seek to amend relevant regulations or issue further interpretive guidance in response. If we fail to effectively adapt our business strategy and operations to these evolving markets, including with respect to shifts in consumer interface, product offerings and the competitive and regulatory landscape, our financial condition and results of operations may be adversely affected.

The ACA also contains risk adjustment provisions applicable to the individual and small group markets that take effect in 2014 and will shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past. The success of these initiatives depends in large part on our ability to accurately assess our health plan’s risk and incorporate that into the risk adjustment calculus. This calculation relies primarily on encounter data to define a health plan’s average actuarial risk. The process of accurately collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. We have been refining our health plan infrastructure and provider network to help ensure that we are accurately capturing this data, and if we are unable to successfully execute this strategy, our revenues and results of operations may be adversely affected. In addition, assuming we accurately capture complete encounter data, there is continued uncertainty about how HHS will validate this risk adjustment data, and some of the technical details about the “distributed data collection” approach that HHS will apply when operating risk adjustment are still being finalized. We also face some lingering uncertainty regarding the types of penalties that will be imposed and the criteria for imposing those penalties where an insurer fails to provide sufficient data to HHS for risk adjustment purposes.
In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the exchanges by helping to stabilize rates and protect against rate uncertainty in the initial years of the exchanges. We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and the risk adjustment, reinsurance and risk corridors programs. However, as described above, the relevant regulatory framework for the ACA remains subject to change and interpretation over time, and if we are not able to successfully adapt to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
Other provisions of the ACA include, among other things:

•
providing funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA in June 2012);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain market segments;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of HHS);

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some market segments;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, including “guaranteed availability” with respect to individual and group coverage;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk in the individual and small group markets;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers; and

•	increasing fees on pharmaceutical manufacturers.
The schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. A number of potentially significant provisions of the ACA will become effective beginning in 2014, including, but not limited to, the health insurer fee, the operation of QHPs purchased through the exchanges, the risk adjustment, reinsurance, and risk corridors programs described above, the guaranteed availability requirement, and the individual mandate. Other provisions, such as the excise tax on certain high-premium insurance policies, will not take effect until a later date. However, some of these provisions have had an earlier impact on our operations, including in connection with the setting of our premium rates as discussed above.
In addition to the specific provisions described above, various other aspects of the ACA are transforming and will continue to transform the operating and regulatory landscape in the markets in which we operate, and could have an adverse impact on the cost of operating our business, and our revenues, enrollment and premium growth in certain products and market segments. For example, among other things, the ACA requires premium rate review in certain market segments and requires that premium rebates be paid to policyholders in the event certain specified minimum medical loss ratios are not met. We were not required to pay a material amount in rebates with respect to our 2012 business. However, we cannot be certain that we will not be required to pay material amounts in rebates in the future. In addition, certain insurers may be excluded from continuing participation in the exchanges if the rate review process determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The ACA may also make it more difficult for us to attract and retain members, and will increase the amount of certain taxes and fees we pay, the latter of which is expected to increase our effective tax rate in future periods. Due in large part to the impact of the health insurer fee, our effective tax rate for 2014 may exceed 50%. However, we are unable to reliably estimate the amount of these fees and taxes or the increase in our effective tax rate because material information and guidance regarding the calculations of these fees and taxes has not been finalized. The sales tax on medical device manufacturers and increase in the amount of fees pharmaceutical manufacturers pay imposed by the ACA, could, in turn, also increase our medical costs. Further, regulators in California and Oregon have opined that health insurers may not increase individual family plan and small group employer premiums in 2013 to cover increased costs associated with the health insurer fee payable in 2014. It is not yet clear how state regulators will respond to rate filings in other market segments that include requests to increase premiums to cover increased costs resulting from the health insurer fee or any other portion of the ACA, particularly in light of recent heightened regulatory scrutiny of premium rates. In the event regulators take further positions preventing or delaying health insurers from increasing premiums to reflect ACA-related costs, similar to the above referenced examples, or if consumers forego coverage as a result of such premium increases, our financial condition, results of operations and cash flows may be adversely affected.
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
There are numerous steps required to implement the ACA, and although many significant regulations have been finalized, further amendments to these regulations, additional clarifying regulations and other guidance are expected over several years. We are still awaiting further final regulations or guidance on a number of key provisions. These provisions include certain aspects of the calculation of the health insurer fee as noted above and the limitation on deductibility of executive compensation, among others. Final regulations relating to the Medicare Shared Savings Program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined. Moreover, even in cases where the federal government has issued final regulations, we and other health insurers continue to face uncertainty because these final regulations are sometimes unclear or incomplete, subject to further change or rely on sub-regulatory guidance. In addition to ongoing regulatory questions, many of the operational components of health care reform are still being developed, including, as referenced above, how market participants ultimately interact and adapt to the new requirements within and outside state-run and federal exchanges. As a result, and as illustrated by the specific provisions described above, many of the impacts of health care reform will not be evident until the ultimate requirements of the ACA have been definitively determined, the various related programs have been fully implemented and both insurers and regulators are able to make necessary adjustments.

In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court’s June 2012 decision in NFIB v. Sebelius and the November 2012 Presidential and Congressional elections. In Sebelius, the Supreme Court upheld the ACA’s individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Currently, Arizona and California plan to extend coverage to the uninsured through Medicaid expansions; however, the law in Arizona authorizing the expansion may be subject to litigation or referendum, and may not be resolved until 2014.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS’s official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. On October 22, 2013, a federal district court judge allowed one such challenge to move forward, ruling that the plaintiffs had standing to bring the case. At least one other case making the same argument is also being brought in lower courts. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. A number of cases challenging the rule that all health plans must provide contraceptive services have progressed through federal appellate courts, and currently both the plaintiffs and the federal government have asked the Supreme Court to review one or more of these cases.
Finally, though legislative repeal of the ACA in its entirety is unlikely, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA. In addition to the House measure introduced in October 2013 regarding the health insurer fee, in early October 2013 Congress passed and the President signed an appropriations act related to the suspension of the federal government debt ceiling and end of the federal government shutdown. This legislation required the Secretary of HHS to certify that exchanges have processes in place to verify the eligibility of all individuals who apply for a premium tax credit or cost-sharing reductions. Although the impact of this legislation is unclear, it could result in changes that make it more difficult for individuals to receive subsidies through the exchanges and negatively affect exchange enrollment. In addition, other legislative changes to the ACA have been suggested or introduced, such as with respect to delaying the collection of reinsurance fees, delaying implementation of the individual mandate, or delaying or repealing the tax on medical devices, although none of these provisions have been enacted. Additionally, federal regulators have delayed implementation of certain ACA requirements, including the requirement that large employers provide coverage to full-time employees or pay a penalty, along with related reporting requirements, and the requirement that federal and state small business health option program exchanges be able to facilitate employee choice among multiple health plans, due to operational concerns impacting both employers and health insurance issuers. Any such amendment or withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance, delays in implementation, or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, and, depending on the nature of the modification, could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals have been considered at the state level, and more are likely to be considered in the future. Many of the states in which we operate have been implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDI”) did not pass, an initiative measure in California to require prior approval for individual and small group rates by the CDI has qualified for the 2014 ballot. In addition, oversight boards associated with the state-based exchanges in California have the ability to limit the number of plans and negotiate the price of coverage sold on these exchanges and to limit the service areas in which QHPs in the exchanges may operate. These kinds of state regulations and legislation could limit or delay our ability to increase premiums in future years even where actuarially supported, and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
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
In addition, we and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and California’s Coordinated Care Initiative (“CCI”), as further described under the heading “-California Coordinated Care Initiative” below. These initiatives will require us to effectively incorporate new and expanded populations and, among other things, will require us to effectively and efficiently restructure our provider network to, among other things, meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
Due to the magnitude, scope and complexity of the ACA, including the continuing modification and interpretation of the ACA rules and the operational risks involved with simultaneous implementation of multiple initiatives in new markets without established market data, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,606,754	$2,578,689	$7,817,697	$7,818,565
Government contracts	149,342	169,811	423,796	527,421
Net investment income	11,276	16,355	57,970	63,356
Administrative services fees and other income	7,659	1,854	11,036	16,300
Divested operations and services revenue	—	12,863	—	25,668
Total revenues	2,775,031	2,779,572	8,310,499	8,451,310
Expenses
Health plan services (excluding depreciation and amortization)	2,196,561	2,281,388	6,657,215	6,983,502
Government contracts	125,334	151,815	378,209	467,531
General and administrative	267,683	222,425	804,355	688,457
Selling	59,498	61,053	175,828	181,004
Depreciation and amortization	9,402	7,907	28,355	22,722
Interest	7,973	8,021	24,626	24,895
Divested operations and services expenses	—	17,587	—	59,973
Total expenses	2,666,451	2,750,196	8,068,588	8,428,084
Income from continuing operations before income taxes	108,580	29,376	241,911	23,226
Income tax provision	41,740	8,898	91,538	5,712
Income from continuing operations	66,840	20,478	150,373	17,514
Discontinued operations:
Loss from discontinued operation, net of tax	—	—	—	(18,452)
(Adjustment to) gain on sale of discontinued operation, net of tax	—	(2,450)	—	116,990
(Loss) income on discontinued operation, net of tax	—	(2,450)	—	98,538
Net income	$66,840	$18,028	$150,373	$116,052
Net income per share—basic:
Income from continuing operations	$0.84	$0.25	$1.89	$0.21
(Loss) income on discontinued operation, net of tax	$—	$(0.03)	$—	$1.20
Net income per share—basic	$0.84	$0.22	$1.89	$1.41
Net income per share—diluted:
Income (loss) from continuing operations	$0.83	$0.25	$1.87	$0.21
(Loss) income on discontinued operation, net of tax	$—	$(0.03)	$—	$1.18
Net income per share—diluted	$0.83	$0.22	$1.87	$1.39

On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, our results of operations for the nine months ended September 30, 2012, included loss from discontinued operation of $(18.5) million related to our Medicare PDP business. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $117.0 million after-tax, for nine months ended September 30, 2012. As of September 30, 2013 and 2012, respectively, we had no Medicare stand-alone prescription drug plan members.
For the three and nine months ended September 30, 2013, we reported net income of $66.8 million or $0.83 per diluted share and net income of $150.4 million or $1.87 per diluted share, respectively, as compared to net income of $18.0 million or $0.22 per diluted share and net income of $116.1 million or $1.39 per diluted share, respectively, for the same periods in 2012. For the three and nine months ended September 30, 2013, we reported net income from continuing operations of $66.8 million and $150.4 million, respectively, as compared to net income from continuing operations of $20.5 million and $17.5 million, respectively, for the same periods in 2012. Pretax margins from continuing operations were 3.9 percent and 2.9 percent, respectively, for the three and nine months ended September 30, 2013 compared to 1.1 percent and 0.3 percent for the same periods in 2012.
Our total revenues decreased approximately 0.2 percent for the three months ended September 30, 2013 to $2.8 billion compared to the same period in 2012 and decreased 1.7 percent for the nine months ended September 30, 2013 to $8.3 billion from $8.5 billion in the same period in 2012.
Health plan services premium revenues increased by 1.1 percent to approximately $2.6 billion for the three months ended September 30, 2013 compared to the same period in 2012, and remained flat at approximately $7.8 billion for the nine months ended September 30, 2013 compared to the same period in 2012. Health plan services expenses decreased by 3.7 percent to approximately $2.2 billion for the three months ended September 30, 2013 compared to the same period in 2012, and decreased by 4.7 percent to approximately $6.7 billion for the nine months ended September 30, 2013 compared to the same period in 2012. Investment income decreased to $11.3 million and $58.0 million for the three and nine months ended September 30, 2013, respectively, compared with $16.4 million and $63.4 million for the three and nine months ended September 30, 2012, respectively.
Our Government Contracts revenues decreased by 12.1 percent for the three months ended September 30, 2013 to $149.3 million from $169.8 million in the same period in 2012 and decreased by 19.6 percent for the nine months ended September 30, 2013 to $423.8 million from $527.4 million in the same period in 2012. Our Government Contracts costs decreased by 17.4 percent for the three months ended September 30, 2013 to $125.3 million from $151.8 million in the same period in 2012, and decreased by 19.1 percent for the nine months ended September 30, 2013 to $378.2 million from $467.5 million in the same period in 2012. The declines in our Government Contracts revenues for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 were primarily due to the terms and structure of the MFLC contract we entered into in August 2012, as compared to the prior MFLC contract, partially offset by higher incentives on the T-3 contract. Declines in Government Contracts costs for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 were primarily due to the different terms and structure of the current MFLC contract, as compared to the prior MFLC contract. For additional information about our T-3 and MFLC contracts, see "—Government Contracts Reportable Segment."
Our operating results for the nine months ended September 30, 2012 were impacted by approximately $32.8 million of negative prior period reserve development. This negative prior period reserve development was recorded as part of health care costs. For the nine months ended September 30, 2013, we had approximately $55.9 million in favorable reserve developments related to prior years. The reserve developments related to prior years when considered together with the provision for adverse deviation recorded as of September 30, 2013, did not have a material impact on our operating results or financial condition. See Note 2 to our consolidated financial statements for additional information on our reserve developments.
Days Claims Payable
Days claims payable ("DCP") for the third quarter of 2013 was 41.5 days compared with 41.6 days in the third quarter of 2012. Adjusted DCP, which we calculate in accordance with the paragraph below, for the third quarter of 2013 was 61.1 days compared with 57.7 days in the third quarter of 2012.
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

	Three Months Ended September 30,
	2013	2012
	(Dollars in millions)
Reconciliation of Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$990.2	$1,032.2
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(80.1)	(126.3)
(2) Reserve for Claims and Other Settlements—Adjusted	$910.1	$905.9
(3) Health Plan Services Cost—GAAP	$2,196.6	$2,281.4
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(827.3)	(835.9)
(4) Health Plan Services Cost—Adjusted	$1,369.3	$1,445.5
(5) Number of Days in Period	92	92
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	41.5	41.6
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	61.1	57.7
Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Continuing Operations:
Income tax expense (benefit) from continuing operations	$41.7	$8.9	$91.5	$5.7
Effective income tax rate for continuing operations	38.4%	30.3%	37.8%	24.6%

Discontinued Operation:
Income tax expense (benefit) from discontinued operation A, B	—	—	—	$(10.3)
Effective income tax rate for discontinued operation A, B	—	—	—	35.8%
Income tax expense from gain on sale of discontinued operation A, C	—	$2.5	—	$15.8
Effective income tax rate for gain on sale of discontinued operation A, C	—	—	—	11.9%
________
A - For the three and nine months ended September 30, 2013, we had no discontinued operation or sale of a discontinued operation; therefore, income tax expense from discontinued operation and gain on sale of discontinued operation and the corresponding effective income tax rates are not applicable.
B - For the three months ended September 30, 2012, there was no income tax provision from discontinued operation; therefore, an effective income rate tax for discontinued operation is not applicable.
C - For the three months ended September 30, 2012 tax expense was recorded for the effects of a valuation allowance adjustment. No gain or loss on sale of discontinued operation was recorded in the period; therefore, an effective tax rate from gain on sale of discontinued operation is not applicable.

Continuing Operations
The effective income tax rate for continuing operations was 38.4% and 30.3% for the three months ended September 30, 2013 and 2012, respectively and 37.8% and 24.6% for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate differs from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2013 primarily due to state income taxes, tax-exempt investment income, and non-deductible compensation.
The effective income tax rate for continuing operations differs from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2012 primarily due to reductions of valuation allowances against deferred assets as a result of the gain on sale of the Medicare PDP business.

Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 for additional information regarding the sale of our Medicare PDP business.
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation in 2012. We recorded tax benefits of $10.3 million against losses from discontinued operation for the nine months ended September 30, 2012. We had no income or loss and no tax expense or benefit from discontinued operation for the three months ended September 30, 2012. We also recorded tax expense of $15.8 million net against gain on sale of discontinued operation for the nine months ended September 30, 2012. For the three months ended September 30, 2012, $2.5 million of tax expense was recorded for the effects of a valuation allowance adjustment. With respect to discontinued operation, the effective income tax rate was slightly higher than the statutory federal rate of 35% for the nine months ended September 30, 2012 as a result of state income taxes. The effective income tax rate on the gain on sale of discontinued operation varies from the statutory federal rate of 35% for the nine months ended September 30, 2012 due to state income taxes and the release of a valuation allowance against deferred tax assets for capital loss carryforwards, which were utilized upon the gain on sale of the Medicare PDP business.
We had no income or loss and no tax expense or benefit for discontinued operation for the three and nine months ended September 30, 2013.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been classified as discontinued operation for the three and nine months ended September 30, 2012.
Western Region Operations Segment Membership (in thousands)

	September 30, 2013	September 30, 2012	Increase/ (Decrease)	% Change
California
Large Group	576	714	(138)	(19.3)%
Small Group and Individual	346	307	39	12.7%
Commercial Risk	922	1,021	(99)	(9.7)%
Medicare Advantage	149	143	6	4.2%
Medi-Cal/Medicaid	1,126	1,069	57	5.3%
Total California	2,197	2,233	(36)	(1.6)%

Arizona
Large Group	59	84	(25)	(29.8)%
Small Group and Individual	54	59	(5)	(8.5)%
Commercial Risk	113	143	(30)	(21.0)%
Medicare Advantage	43	43	—	—%
Total Arizona	156	186	(30)	(16.1)%

Northwest
Large Group	24	30	(6)	(20.0)%
Small Group and Individual	42	58	(16)	(27.6)%
Commercial Risk	66	88	(22)	(25.0)%
Medicare Advantage	47	45	2	4.4%
Total Northwest	113	133	(20)	(15.0)%

Total Health Plan Enrollment
Large Group	659	828	(169)	(20.4)%
Small Group and Individual	442	424	18	4.2%
Commercial Risk	1,101	1,252	(151)	(12.1)%
Medicare Advantage	239	231	8	3.5%
Medi-Cal/Medicaid	1,126	1,069	57	5.3%
	2,466	2,552	(86)	(3.4)%

Total Western Region Operations enrollment was approximately 2.5 million members at September 30, 2013, a decrease of 3.4 percent compared with enrollment at September 30, 2012. Total enrollment in our California health plans declined by 1.6 percent to approximately 2.2 million members from September 30, 2012 to September 30, 2013.

Western Region Operations commercial enrollment declined by 12.1 percent from approximately 1.3 million members at September 30, 2012 to approximately 1.1 million members at September 30, 2013, primarily due to increasingly competitive markets and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products. Enrollment in our large group segment decreased by 20.4 percent, or 169,000 members, from 828,000 members at September 30, 2012 to 659,000 members at September 30, 2013. Enrollment in our small group and individual segment in our Western Region Operations segment increased by 4.2 percent, from 424,000 members at September 30, 2012 to 442,000 members at September 30, 2013. Membership in our tailored network products decreased by 6.5 percent, or 28,000 members, from September 30, 2012 to September 30, 2013. This decrease was primarily due to aggressive pricing by our competitors on certain tailored network products. As of September 30, 2013, membership in tailored network products accounted for 36.8 percent of our Western Region Operations commercial enrollment compared with 34.6 percent at September 30, 2012.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at September 30, 2013 was 239,000 members, an increase of 3.5 percent compared with 231,000 members at September 30, 2012. This increase was due to gains of 6,000 members in California and 2,000 members in the Northwest.
We participate in the state Medicaid program in California, where the program is known as Medi-Cal. Our Medicaid enrollment in California increased by 57,000 members or 5.3 percent to 1,126,000 members at September 30, 2013 compared with 1,069,000 members at September 30, 2012. The increase in our Medicaid membership includes the impact of our participation in California's seniors and persons with disabilities ("SPDs") program. On November 2, 2010, the Centers for Medicare & Medicaid Services ("CMS") approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of certain Medi-Cal only SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 in 16 California counties, including Los Angeles County. As of September 30, 2013, we had approximately 119,000 total SPD members.
We are the sole commercial plan contractor with the State of California Department of Health Care Services ("DHCS") to provide Medi-Cal services in Los Angeles County, California. As of September 30, 2013, 571,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 51 percent of our Medi-Cal membership. As of September 30, 2013, 571,000 of our California state health program members resided in Los Angeles County, representing approximately 51 percent of our membership in all California state health programs. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019.
California Coordinated Care Initiative
In 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The stated purpose of the CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or "dual eligibles," as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services. Accordingly, in participating counties, the CCI will establish a voluntary three-year “dual eligibles demonstration”, referred to as the "Cal MediConnect" program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS.
The DHCS has selected eight counties to participate in the CCI—Los Angeles, San Diego, Orange, San Bernardino, Riverside, Alameda, San Mateo and Santa Clara. Health plans selected to participate in the CCI in a given county will be required to provide a full range of benefits for medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral health services and LTSS. On April 4, 2012, DHCS selected us to participate in the CCI for both Los Angeles County and San Diego County. We currently do not provide all of the benefits required for participation in the CCI, including, among others, custodial care in nursing homes and in-home supportive services. We will need to make arrangements to provide such benefits either directly or by subcontracting with other parties prior to the commencement of the CCI.
Dual eligibles are expected to receive advance notice regarding their enrollment options which varies by county. On March 27, 2013, CMS and DHCS signed an MOU that establishes the framework of the dual eligibles demonstration portion of the CCI. As currently proposed, the dual eligibles demonstration would continue for a three-

year term beginning no sooner than April 2014 based on DHCS' current timetable, with initial enrollment occurring on a phased in basis based on birth date.
The DHCS has selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the dual eligibles demonstration in Los Angeles County. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. Dual eligibles in Los Angeles County will be able to choose between an “opt out” option or choose either L.A. Care or us for benefits under the dual eligibles demonstration. Dual eligibles who "opt out" will continue to receive Medi-Cal benefits through a managed care health plan under the CCI, but will receive separate fee-for-service Medicare benefits. If no selection is made, the dual eligibles would be passively enrolled and allocated to either L.A. Care or us. The methodology for this allocation process has yet to be determined. The initial enrollment period in Los Angeles County is still under consideration by DHCS and CMS, but will likely be phased in over 12 or 15 months. During the first three months, the dual eligibles will have the option to enroll in the dual eligibles demonstration, with passive enrollment currently scheduled to begin in July 2014.
The DHCS has selected us and three other health plans for the dual eligibles demonstration in San Diego County. Dual eligibles in San Diego County will be able to select to receive benefits from any one of these health plans, or elect an “opt out” option similar to the option in Los Angeles County. If no selection is made, the dual eligibles will be passively enrolled and allocated to one of the health plans. The methodology for this allocation process has yet to be determined. The initial enrollment period in San Diego County will be phased in over 12 months and is currently scheduled to begin in April 2014.
Participation in the dual eligibles demonstration would require us to enter into a three-way agreement with the DHCS and CMS, under which, among other things, we would receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles. The dual eligibles demonstration is subject to the approval of CMS. Prior to CMS' determination on whether to approve the CCI, various stakeholders have been given the opportunity to comment on the program, which may impact CMS' decision. In addition, on an ongoing basis we will likely be required to make certain filings with, and obtain approvals from, DMHC in connection with our proposed participation in the dual eligibles demonstration. For example, on October 1, 2012, the DMHC approved certain modifications to the internal organizational structure of our subsidiaries related to our participation in the dual eligibles demonstration.
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
Some of the risks involved in our proposed participation in the CCI include that dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. Among other things, if we do not accurately predict the costs of providing benefits to dual eligibles or fail to obtain suitable rates under our agreement with CMS and DHCS, our participation in the CCI may prove to be unprofitable. In addition, we may not be able to effectively design and implement the necessary modifications to our internal administrative and operations structure to meet the demands of the CCI, which may negatively impact our profitability in the CCI and have an adverse effect on our financial condition and results of operations. For example, our profitability in the CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, either directly or by subcontracting with other parties. Because we have limited operating experience in providing and administering this benefit, particularly with respect to cost management, there is no assurance that we will be able to make such arrangements on favorable terms, which may adversely affect our results of operations. Our failure to successfully participate in the CCI could have a material adverse effect on our business, financial condition and/or results of operations.
State-Sponsored Health Plans Rate Settlement Agreement
On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement (the "Agreement") with the DHCS to settle historical rate disputes with respect to our participation in Medi-Cal for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS has agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the CCI that is expected to begin in 2014 and any potential future Medi-Cal expansion populations (our “state-sponsored health care programs”), which will be tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account (the "Account") was established with an initial balance of zero, and will be settled in cash on December 31, 2019, except that under certain circumstances DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the “Term”).
During the Term, the balance in the Account is adjusted annually to reflect retrospective premium adjustments for each calendar year (referenced in the Agreement as a deficit or surplus) following DHCS' review of our adjustment amount. Cash settlement of the Account will occur upon expiration of the Term as provided in the Agreement, subject to certain provisions for interim partial settlement payments to us in the event that DHCS terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount. The alternative minimum amount is calculated as follows: (i) $264 million, minus (ii) any partial settlement payments previously made to us by DHCS, minus (iii) 50% of the pretax income on our state-sponsored health care programs business in excess of a 2.0% pretax margin for each calendar year of the Term. Under the Agreement, DHCS will make an interim partial settlement payment to us based on a pro rata portion of the alternative minimum amount if it terminates any of our state-sponsored health care programs contracts early. We believe that the use of the Account will help promote greater financial stability and predictability in our state health care programs business during the Term.
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. As of September 30, 2013, we had calculated and recorded a deficit of $51.7 million, net of a valuation discount in the amount of $3.7 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the nine months ended September 30, 2013. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.

Western Region Operations Segment Results

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,279,834	$1,420,370	$3,903,817	$4,310,023
Medicare premiums	685,340	682,924	2,080,317	2,089,371
Medicaid premiums	641,580	475,395	1,833,563	1,419,171
Health plan services premiums	2,606,754	2,578,689	7,817,697	7,818,565
Net investment income	11,276	16,355	57,970	63,356
Administrative services fees and other income	7,659	1,843	11,036	16,289
Total revenues	2,625,689	2,596,887	7,886,703	7,898,210
Health plan services	2,196,561	2,281,354	6,657,215	6,989,131
General and administrative	267,086	218,400	796,434	667,893
Selling	59,498	61,053	175,828	181,004
Depreciation and amortization	9,402	7,907	28,355	22,721
Interest	7,973	8,021	24,626	24,895
Total expenses	2,540,520	2,576,735	7,682,458	7,885,644
Income from continuing operations before income taxes	85,169	20,152	204,245	12,566
Income tax provision (benefit)	32,184	1,640	75,836	(2,497)
Income from continuing operations	$52,985	$18,512	$128,409	$15,063
Pretax margin	3.2%	0.8%	2.6%	0.2%
Commercial premium yield	2.6%	4.7%	2.5%	4.9%
Commercial premium PMPM (d)	$386.69	$376.89	$384.07	$374.78
Commercial health care cost trend	(0.3)%	7.1%	(2.0)%	9.2%
Commercial health care cost PMPM (d)	$325.62	$326.60	$326.60	$333.27
Commercial MCR (e)	84.2%	86.7%	85.0%	88.9%
Medicare Advantage MCR (e)	89.9%	90.1%	90.6%	90.0%
Medicaid MCR (e)	79.4%	91.6%	79.6%	90.0%
Health plan services MCR (a)	84.3%	88.5%	85.2%	89.4%
G&A expense ratio (b)	10.2%	8.5%	10.2%	8.5%
Selling costs ratio (c)	2.3%	2.4%	2.2%	2.3%

__________

(a)	Health plan services MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums revenue and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes administrative services only ("ASO") member months.

(e)
Commercial, Medicare Advantage and Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 1.1 percent to approximately $2.6 billion for the three months ended September 30, 2013 and decreased 0.1 percent to approximately $7.9 billion for the nine months ended September 30, 2013, compared to the same periods in 2012.
Health plan services premium revenues in our Western Region Operations segment increased 1.1 percent to approximately $2.6 billion for the three months ended September 30, 2013 and remained flat at approximately $7.8 billion for the nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in Medicaid premium revenues, partially offset by decreases in commercial premium revenues.
Our Medicaid premium revenue increased by $166.2 million and $414.4 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These increases in our Medicaid premium revenue for the three and nine months ended September 30, 2013 included $32.1 million and $74.3 million, respectively, of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. Retroactive rate adjustments for our SPD and non-SPD members were not material for the three and nine months ended September 30, 2012. These increases also included $25.6 million and $68.4 million in Medicaid premium revenues related to certain reinstated premium taxes for the three and nine months ended September 30, 2013, respectively. See Note 2 to our consolidated financial statements for additional information regarding these premium taxes. Medicaid premium revenue for the three and nine months ended September 30, 2013 also included $16.3 million and $51.7 million, respectively, of retrospective adjustments to premium revenue related to the state-sponsored health plans rate agreement as described in Note 10 to our consolidated financial statements.
Investment income in our Western Region Operations segment decreased to $11.3 million for the three months ended September 30, 2013 from $16.4 million for the same period in 2012 and decreased to $58.0 million for the nine months ended September 30, 2013 from $63.4 million for the same period in 2012. These decreases were due to lower investment gains realized during the three and nine months ended September 30, 2013 as compared to the same periods in 2012.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment were $2.2 billion and $6.7 billion for the three and nine months ended September 30, 2013, respectively, compared to $2.3 billion and $7.0 billion for the three and nine months ended September 30, 2012, respectively. Health plan services expenses in our Western Region Operations segment declined by 3.7 percent and 4.7 percent for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to decreases in commercial health plan services costs.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 2.6 percent to approximately $387 for the three months ended September 30, 2013 compared to an increase of 4.7 percent to approximately $377 for the same period of 2012. Commercial premium PMPM for the nine months ended September 30, 2013 was approximately $384, a 2.5 percent increase over the commercial premium PMPM of approximately $375 for the same period of 2012.
Commercial health care costs PMPM for the three months ended September 30, 2013 in our Western Region Operations segment were approximately $326, a 0.3 percent decrease over the commercial health care costs PMPM of $327 for the same period of 2012. Commercial health care costs PMPM for the nine months ended September 30, 2013 in our Western Region Operations segment were approximately $327, a 2.0 percent decrease over the commercial health care costs PMPM of $333 for the same period of 2012. We believe these decreases in the commercial health care costs PMPM for the three and nine months ended September 30, 2013 were primarily due to the absence of adverse prior period development in 2012 and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 84.3 percent and 85.2 percent for the three and nine months ended September 30, 2013, respectively, compared with 88.5 percent and 89.4 percent for the three and nine months ended September 30, 2012, respectively.
Commercial MCR in our Western Region Operations segment was 84.2 percent and 85.0 percent for the three and nine months ended September 30, 2013, respectively, compared with 86.7 percent and 88.9 percent for the three and nine months ended September 30, 2012, respectively. The improvement of 250 basis points in our commercial MCR for the three months ended September 30, 2013 and the improvement of 390 basis points in our commercial MCR for the nine months ended September 30, 2013 were primarily due to, repositioning of our large group commercial business, lower utilization and changes in product and geographic mix. The improvement for the nine months ended September 30, 2013 compared to same period in 2012 is also due to the absence of adverse prior period development recorded in 2012.
The Medicare Advantage MCR in our Western Region Operations segment was 89.9 percent and 90.6 percent for the three and nine months ended September 30, 2013, respectively, compared with 90.1 percent and 90.0 percent for the three and nine months ended September 30, 2012, respectively. The Medicare Advantage MCR improved 20 basis points for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to lower health care cost trends. The Medicare Advantage MCR deteriorated 60 basis points for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to lower premium yield from funding reductions.
The Medicaid MCR in our Western Region Operations segment was 79.4 percent and 79.6 percent for the three and nine months ended September 30, 2013, respectively, compared with 91.6 percent and 90.0 percent for the three and nine months ended September 30, 2012, respectively. The improvements in the Medicaid MCR for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to favorable California Medicaid rate adjustments primarily related to prior periods, the impact of the reinstated Medicaid premium taxes that increased our Medicaid premium revenues, and the retrospective adjustments to premium revenues as a result of our rate settlement agreement. For additional information on the Medicaid rate adjustments and the reinstated Medicaid premium taxes see Note 2 to our consolidated financial statements, and see Note 10 for additional information on our rate settlement agreement.
G&A, Selling and Interest Expenses
General and administrative expense in our Western Region Operations segment was $267.1 million and $796.4 million for the three and nine months ended September 30, 2013, respectively, compared with $218.4 million and $667.9 million for the three and nine months ended September 30, 2012, respectively. The G&A expense ratio was 10.2 percent and 10.2 percent for the three and nine months ended September 30, 2013, respectively, compared to 8.5 percent for each of the three and nine months ended September 30, 2012, respectively. Increases in our general and administrative expenses for both the three and nine months ended September 30, 2013 are primarily due to increases in insurance, taxes and related fees, including the reinstated Medicaid premium taxes of $25.6 million and $68.4 million for three and nine months ended September 30, 2013, respectively. See Note 2 to our consolidated financial statements for additional information regarding these premium taxes. Such increases in insurance, taxes and related fees impacted the G&A expense ratio by 150 basis points for each of the three and nine months ended September 30, 2013. In addition, increases in our general and administrative expenses for the nine months ended September 30, 2013 are impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur significant additional expenses for the remainder of 2013 and 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration and the ACA, as well as new business initiatives, which include our expected plans to administer Medicaid benefits in Arizona's Maricopa County and provide HMO benefits to beneficiaries of the California Public Employees' Retirement System in six Southern California counties.
Selling expense in our Western Region Operations segment was $59.5 million and $175.8 million for the three and nine months ended September 30, 2013, respectively, compared with $61.1 million and $181.0 million for the three and nine months ended September 30, 2012, respectively. The selling costs ratio was 2.3 percent and 2.2 percent for the three and nine months ended September 30, 2013, respectively, compared to 2.4 percent and 2.3 percent for the three and nine months ended September 30, 2012, respectively.
Interest expense in our Western Region Operations segment was $8.0 million and $24.6 million for the three and nine months ended September 30, 2013, respectively, compared with $8.0 million and $24.9 million for the three and nine months ended September 30, 2012, respectively.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of September 30, 2013. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in four states covering approximately 7,166 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. was the sole contractor under the previous MFLC contract, and is one of three contractors initially selected to participate in the

MFLC program under the current MFLC contract. Revenues from the current and prior MFLC contracts were $25.4 million and $75.5 million for the three and nine months ended September 30, 2013, respectively, compared to $65.0 million and $181.2 million for the three and nine months ended September 30, 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Government contracts revenues	$149,342	$169,811	$423,796	$527,421
Government contracts costs	125,841	148,705	373,142	460,733
Income from continuing operations before income taxes	23,501	21,106	50,654	66,688
Income tax provision	9,591	8,372	20,752	26,453
Income from continuing operations	$13,910	$12,734	$29,902	$40,235
Government Contracts revenues decreased by $20.5 million, or 12.1 percent, for the three months ended September 30, 2013 and decreased by $103.6 million, or 19.6 percent, for the nine months ended September 30, 2013 as compared to the same periods in 2012. Government Contracts costs decreased by $22.9 million, or 15.4 percent, for the three months ended September 30, 2013 and decreased by $87.6 million, or 19.0 percent, for the nine months ended September 30, 2013 as compared to the same periods in 2012. Declines in Government Contracts revenues for the three and nine months ended September 30, 2013 were primarily due to the different terms and structure of the current MFLC contract as compared to the prior MFLC contract, partially offset by higher incentives on the T-3 contract. Declines in Government Contracts costs for the three and nine months ended September 30, 2013 were primarily due to the different terms and structure of the current MFLC contract as compared to the prior MFLC contract.
Divested Operations and Services Reportable Segment Results
The following table summarizes the operating results for our Divested Operations and Services reportable segment for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Administrative services fees and other income	—	11	—	11
Divested operations and services revenue	$—	$12,863	$—	$25,668
Total revenues	—	12,874	—	25,679
Health plan services	—	34	—	174
General and administrative	—	(90)	—	(92)
Depreciation and amortization	—	—	—	1
Divested operations and services expenses	—	17,587	—	59,973
Total expenses	—	17,531	—	60,056
Loss from continuing operations before income taxes	—	(4,657)	—	(34,377)
Income tax benefit	—	(1,946)	—	(13,329)
Net loss from continuing operations	$—	$(2,711)	$—	$(21,048)
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
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Costs included in health plan services costs	$—	$—	$—	$(5,803)
Costs included in government contract costs	(507)	3,110	5,067	6,798
Costs included in G&A	597	4,115	7,921	20,656
Loss from continuing operations before income taxes	(90)	(7,225)	(12,988)	(21,651)
Income tax provision (benefit)	(35)	832	(5,050)	(4,915)
Net loss from continuing operations	$(55)	$(8,057)	$(7,938)	$(16,736)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. Our Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within our reportable segments.
Our results in our Corporate/Other segment for the three months ended September 30, 2013 were impacted by $1.8 million in pretax costs related to litigation expenses, partially reduced by $1.7 million in severance liability true-ups. Our results in our Corporate/Other segment for the nine months ended September 30, 2013 were impacted by $13.0 million in pretax costs, primarily severance expenses related to continuing efforts to address scale issues.
Our results in our Corporate/Other segment for the three months ended September 30, 2012 were impacted primarily by $7.2 million in pretax costs related to our G&A cost reduction efforts. Our operating results in our Corporate/Other segment for the nine months ended September 30, 2012 were impacted primarily by $27.5 million in pretax costs related to our G&A cost reduction efforts and $0.7 million in pretax litigation reserve true-ups, partially reduced by a $6.5 million insurance reimbursement related to a prior litigation settlement.
LIQUIDITY AND CAPITAL RESOURCES
Market and Economic Conditions
The global economy is showing some signs of improvement but market conditions continue to be challenging with elevated levels of unemployment and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix of products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.
Cash and Investments
As of September 30, 2013, the fair value of our investment securities available-for-sale was $1.6 billion, which includes both current and noncurrent investments. Noncurrent investments were $52.6 million, or 3.2% of the total investments available-for-sale as of September 30, 2013. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of September 30, 2013, our investment portfolio includes $408.1 million, or 25.0% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of September 30, 2013, our investment portfolio also included $762.1 million, or 46.7% of our portfolio holdings, of obligations of states and other political subdivisions and $435.9 million, or 26.7% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $52.2 million as of September 30, 2013, and $2.7 million as of December 31, 2012. Included in the gross unrealized losses as of September 30, 2013 was $7.5 million related to noncurrent investments available-for-sale. There were no noncurrent investments available-for-sale included in the gross unrealized losses as of December 31, 2012. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and nine months ended September 30, 2013 or 2012.
Liquidity
We believe that expected cash flow from operating activities, any existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next twelve months. We regularly evaluate cash requirements for current operations and commitments, for acquisitions and other strategic transactions, to address regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and the commencement of our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation and costs associated with our proposed participation in the CCI and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $85.3 million as of September 30, 2013 and $129.9 million as of December 31, 2012. The receivable from DHCS related to our California Medicaid business was $214.9 million as of September 30, 2013 and $174.0 million as of December 31, 2012. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $194.8 million and $228.3 million as of September 30, 2013 and December 31, 2012, respectively. The timing of collection of such receivables is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year. For example, reimbursement payments from the federal government for underwritten claims under our current contract for the TRICARE North Region were delayed for a period of approximately three weeks in connection with the recent shutdown of the federal government in October 2013.

Operating Cash Flows
Our net cash flow provided by (used in) operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 is as follows:

	September 30,	September 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by (used in) operating activities	$167.7	$(45.4)	$213.1
The increase of $213.1 million in operating cash flows is primarily due to $150.9 million received for Medi-Cal rate changes from the State of California during the nine months ended September 30, 2013, and a $30.3 million increase in CMS risk adjuster payments received during the nine months ended September 30, 2013 as compared to the same period in 2012.
Investing Activities
Our net cash flow provided by investing activities for the nine months ended September 30, 2013 compared to the same period in 2012 is as follows:

	September 30,	September 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by investing activities	$27.3	$146.7	$(119.4)
Net cash provided by investing activities decreased by $119.4 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease is primarily due to $248.2 million in proceeds received from the sale of our Medicare PDP business in 2012, partially offset by a $127.1 million increase in net sales and maturities of available for sale securities.
 Financing Activities
Our net cash flow provided by (used in) financing activities for the nine months ended September 30, 2013 compared to the same period in 2012 is as follows:

	September 30,	September 30,	Change Period over Period
	2013	2012
	(Dollars in millions)
Net cash provided by (used in) financing activities	$151.0	$(18.9)	$169.9
Net cash provided by financing activities increased by $169.9 million during the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to a $217.1 million increase in inter-governmental pass-through payment from the State of California, partially offset by an $8.2 million increase in share repurchases and a $23.9 million decrease in checks outstanding, net of deposits. See Note 1 to our consolidated financial statements for additional information regarding inter-governmental pass through payments.
Capital Structure
Our debt-to-total capital ratio was 23.8 percent as of September 30, 2013 compared with 24.3 percent as of December 31, 2012. This decrease is due to an increase in our stockholders' equity primarily resulting from net income, partially offset by an increase in treasury stock due to share repurchases.
Share Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the three months ended September 30, 2013 we made no share repurchases and during the nine months ended September 30, 2013 we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2013 was $280.0 million. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of September 30, 2013:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	2,400,059	(c)	$26.20	$62,873,931	2,400,000	$287,127,636
February 1—February 28	818,916	(c)	27.22	22,289,959	257,211	$280,000,018
March 1—March 31	834	(c)	28.68	23,919	—	$280,000,018
April 1—April 30	1,203	(c)	29.40	35,368	—	$280,000,018
May 1—May 31	7,492	(c)	31.77	238,020	—	$280,000,018
June 1—June 30	259	(c)	31.07	8,047	—	$280,000,018
July 1—July 31	589	(c)	31.47	18,534	—	$280,000,018
August 1—August 31	1,937	(c)	30.84	59,741	—	$280,000,018
September 1—September 30	38,661	(c)	33.73	1,304,036	—	$280,000,018
	3,269,950		$26.56	$86,851,555	2,657,211
 ________

(a)
During the nine months ended September 30, 2013, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the nine months ended September 30, 2013, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.3 million (see "—Letters of Credit" below). As of November 4, 2013, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of September 30, 2013, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2013 and November 4, 2013, we had outstanding letters of credit of $8.7 million and $7.8 million, respectively, resulting in a maximum amount available for borrowing of $491.3 million as of September 30, 2013 and $492.2 million as of November 4, 2013. As of September 30, 2013 and November 4, 2013, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2013, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. Management believes that as of September 30, 2013, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At September 30, 2013, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. During the nine months ended September 30, 2013, we made $7.5 million in capital contributions to a subsidiary to meet regulatory requirements. Health Net, Inc. made no capital contributions to any of its subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations thereafter through November 4, 2013.
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

CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2012 in our Form 10-K. During the nine months ended September 30, 2013, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2013, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2013 is discussed below. There were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (52.2) million
1%	$ (26.7) million
(1)%	$ 27.9 million
(2)%	$ 57.2 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 24.1 million
1%	$ 12.0 million
(1)%	$ (12.0) million
(2)%	$ (24.1) million

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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the nine months ended September 30, 2013, we had $55.9 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2013 was $52.9 million. The reserve developments related to prior years for the nine months ended

September 30, 2013, when considered together with the provision for adverse deviation recorded as of September 30, 2013, did not have a material impact on our operating results or financial condition. For the nine months ended September 30, 2012, we had $32.8 million in unfavorable reserve developments related to prior years. We believe this unfavorable reserve development for the nine months ended September 30, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2012 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K and this Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factors set forth below update, and should be read together with, the risk factors disclosed in Part I, Item IA of our Form 10-K.
A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.
Approximately 52% of our total revenues in the nine months ended September 2013 relate to federal, state and local government health care coverage or counseling programs, such as Medicare, Medicaid, TRICARE and MFLC. Nearly all of the revenues in our Government Contracts reportable segment, which does not include Medicare and Medicaid related revenues, come from the federal government, either directly or as a sub-contractor for a federal government contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” for more information regarding our reportable segments. In addition, a growing portion of our revenues for our Western Region Operations reportable segment, which includes Medicare and Medi-Cal related revenues, relates to government programs, and this portion could increase if we are able to successfully pursue opportunities under the CCI and other government programs, including any expansion of the Medi-Cal program as a result of the ACA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Western Region Operations Reportable Segment-California Coordinated Care Initiative” and the risk factors in our Form 10-K for more information regarding our opportunities under the CCI and related risks. Due to this concentration of revenues, a significant reduction in revenues from the government programs in which we participate could have a material adverse effect on our business, financial condition or results of operations.
Our contracts with the government are generally subject to a highly structured competitive bid process and government discretion in the negotiation process, including with respect to performance requirements. If we fail to design and maintain programs attractive to our government customers, if we are not successful in winning new contracts or contract renewals, or if our existing contracts are terminated, our current government health care coverage or counseling programs business and our ability to expand these businesses could be materially and adversely affected. Under government-funded health programs, the government payor typically determines premium and reimbursement levels and generally has the ability to terminate our contract for convenience. If the government payor reduces premium or reimbursement levels, such as Medicare Advantage payment rates as provided in the ACA, delays payments to us or increases premiums by less than our costs increase, and we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. In addition, the amount of government receivables set forth in our consolidated financial statements for our Government Contracts reportable segment represents our best estimate of the government's liability to us under TRICARE, MFLC and other government contracts, or amounts due us as a sub-contractor. These government receivables are generally estimates subject to government audit and negotiation, and there is an inherent uncertainty in government contracts based in large part on a vulnerability to disagreements with the government. As a result, the final amounts we ultimately receive under government contracts for our Government Contracts reportable segment may be significantly greater or less than the amounts we initially recognize in our consolidated financial statements. Medicare revenue that we record may also be subject to change due to risk adjustment reimbursement settlements. For additional information, see the risk factors included in our Form 10-K.
Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, reduce the revenue received by us or increase our administrative or health care costs, as applicable, under such programs. An enrollment freeze or significant reduction in payments from government programs in which we participate could adversely affect our business, financial condition or results of operations. Such changes are more likely during re-competition of government contracts. For example, prior to August 2012, we were the sole contractor providing behavioral health services to military families under the Department of Defense sponsored MFLC program. Under the current MFLC contract that we entered into in August 2012, we are one of three contractors initially selected to participate in the MFLC program. As a result of the revised terms and structure of the new MFLC contract and the government's decision to award the new MFLC contract to multiple contractors, the revenues from the new contract have been substantially reduced in comparison to the original MFLC contract. For additional information on our MFLC contract see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Government Contracts Reportable Segment”. Furthermore, the T-3 contract for our TRICARE business has one remaining one-year option period, and if that remaining option period is exercised, the T-3 contract would conclude on March 31, 2015. However, there can be no assurance that the Department of Defense will exercise the remaining option period under the contract, and if it is not exercised, and our TRICARE business is opened up for rebidding, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Government Contracts Reportable Segment”.
In addition, the reimbursement rates we receive from federal and state governments relating to our government-funded health care coverage programs may be subject to change. For example, on April 1, 2013, CMS announced final 2014 Medicare Advantage benchmark payment rates for 2014 Medicare Advantage and Part D payments that we receive in connection with our participation in these programs. These payment rates represent reduced funding from the federal government compared to prior periods, and will have an adverse impact on our expected Medicare revenues for 2014. Furthermore, in response to a recent history of budget deficits, the State of California enacted proposed spending cuts for services as part of its 2011-12 budget as authorized by California Assembly Bill 97 (“AB 97”). In October 2011, CMS approved certain elements of AB 97, including a 10 percent reduction in Medi-Cal reimbursement rates for a number of providers. DHCS preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, a series of preliminary injunctions arising from various legal challenges have prevented the implementation of AB 97, and no such reductions have been made as of September 30, 2013. In December 2012, the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) issued a decision that reversed the preliminary injunctions against the implementation of AB 97. The Ninth Circuit subsequently denied a motion by the plaintiffs for an en banc hearing and a petition to stay implementation of AB 97 pending appeal to the U.S. Supreme Court. Consequently, after the Ninth Circuit's ruling and as of September 30, 2013, there was no legal bar to the implementation of AB 97. As a result, the reimbursement rate reductions authorized by AB 97 are reflected in California’s 2013-2014 budget proposal, which was passed by the legislature and signed into law by Governor Brown. The State has not formally determined the effective date for the implementation of AB 97, and the plaintiffs in the AB 97 legal actions may still file a petition to the U.S. Supreme Court to review the Ninth Circuit's ruling. In any case, even if the reductions are implemented as currently authorized, they would be applied to Medi-Cal managed care plans only on a prospective basis, and the impact of such reductions could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. Due to these uncertainties, we cannot reasonably estimate the range of reductions in premiums and/or related health care cost recoveries, if any, that may result in connection with AB 97. As another example of our changing reimbursement rates, the State of California’s decision to transition its Healthy Families program members into Medi-Cal effectively reduced our reimbursement rates, as the rates we receive for Medi-Cal members are lower than those we received through the Healthy Families program. Any significant reduction in the reimbursement rates that we receive in connection with our government-funded health care coverage programs could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases.
Furthermore, on August 2, 2011, the Budget Control Act of 2011 was enacted in order to increase the federal government's debt limit and reduce the federal deficit. The Budget Control Act established a 12-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (the “Joint Select Committee”). The Joint Select Committee was tasked with proposing legislation to reduce the United States federal deficit by at least $1.2 trillion for fiscal years 2012-21 by December 23, 2011. Because the Joint Select Committee did not propose such legislation by the proposed deadline, approximately $1.2 trillion in domestic and defense spending reductions over fiscal years 2013-21 were to be automatically implemented beginning on January 1, 2013. The implementation of such reductions was delayed until April 1, 2013 as a result of the American Taxpayer Relief Act of 2012, and the reductions are split evenly (in dollar terms) between defense and non-defense spending. Medicare is subject to automatic spending reductions, subject to a 2% cap. Certain other programs, including Medicaid benefits, are exempt from the sequestration cuts. All parts of the Medicare program, including Medicare Advantage, were subject to cuts, and these reductions have adversely impacted our Medicare Advantage MCR. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs.
Federal and state governments could also choose to require benefits to be delivered to new populations of potential members or require us to deliver new services to existing populations. If we have limited cost experience with these new populations or services, we may not be able to accurately predict or adequately control the associated health care costs. For example, California began mandatory Medi-Cal enrollment of SPDs in June 2011, and the higher than expected claims experience in this population contributed in part to the higher than expected health care costs we reported in 2012. In addition, as part of the CCI, we will be required to expand our current Medi-Cal offerings to provide LTSS benefits to all our existing Medi-Cal members, including SPDs and those who do not participate in the duals demonstration portion of the CCI. We have limited operating experience in providing this benefit and will need to make arrangements to provide such services either directly or by subcontracting with other parties prior to the commencement of the CCI. If we are unable to effectively make such arrangements on favorable terms or otherwise fail to adequately administer this new benefit, including successfully managing the associated costs, our financial condition and results of operations may be adversely affected.
In addition, Medicaid expansion in California and our entrance into Medicaid in Arizona will significantly increase our Medicaid enrollment. This new population of potential members may have different characteristics than our existing Medicaid population. If we do not accurately predict the costs of providing benefits to this new population, fail to obtain suitable rates or otherwise fail to effectively incorporate this new population into our existing Medicaid business, our results of operations, financial condition and cash flows could be adversely affected.
Finally, we are also exposed to other risks associated with U.S. and state government contracting, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, due to the federal government shutdown in October 2013, the Office of the Assistant Secretary of Defense, Health Affairs, Defense Health Agency delayed reimbursement payments owed to us for underwritten claims under the T-3 contract for our TRICARE business. These reimbursement payments were ultimately received following the conclusion of the government shutdown, and the delay did not have a material adverse effect on our results of operations or financial position. However, there can be no assurance that we will avoid similar payment delays in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted.
Other changes to our government programs could affect our willingness or ability to participate in these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of September 30, 2013 was $280.0 million.
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

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (3) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	November 7, 2013	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 7, 2013	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (3) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2013 and 2012, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (6) Condensed Notes to Consolidated Financial Statements.