Form 10-K
period 2013-12-31
HEALTH NET INC
filed 2014-03-03
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 was $2,480,717,493 (which represents 77,960,952 shares of Common Stock held by such non-affiliates multiplied by $31.82, the closing sales price of such stock on the New York Stock Exchange on June 28, 2013).
The number of shares outstanding of the registrant’s Common Stock as of February 24, 2014 was 80,011,208 (excluding 70,980,801 shares held as treasury stock).
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2013.

HEALTH NET, INC.

PART I
Item 1. Business.
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. We provide and administer health benefits to approximately 5.3 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. Through our subsidiaries, we also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
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
Our executive offices are located at 21650 Oxnard Street, Woodland Hills, California 91367, and our Internet website address is www.healthnet.com.
We make available free of charge on or through our Internet web site, www.healthnet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Such materials are also available free of charge on the SEC website, www.sec.gov. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors are also available on our Internet website. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Relations by telephone at (818) 676-6000. We have included our and the SEC’s Internet website addresses throughout this Annual Report on Form 10-K as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10-K.
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
Segment Information
Our reportable segments for 2013 are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, our Divested Operations and Services was closed out after completion of transition and run-out activities related to our sold businesses as discussed below. For additional financial information regarding our reportable segments, see “—Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Western Region Operations Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans as well as the operations of our health and life insurance companies primarily in Arizona, California, Oregon and Washington, and certain operations of our behavioral health and pharmaceutical services subsidiaries in several states, including Arizona, California and Oregon. As of December 31, 2013, we had approximately 2.4 million risk members in our Western Region Operations segment.

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

•
EPO Plans: Our Exclusive Provider Organization or EPO plans behave much like a traditional HMO plan. Members must select a PCP, and the PCP coordinates most care. There are no referrals for specialty care and no out of network benefits other than emergency care.

During the first quarter of 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). The ACA is transforming the U.S. health care system and altering the dynamics of the health care insurance industry. As further described below, the breadth and scope of these changes present us with a number of new and substantial business opportunities as well as a number of strategic and operational challenges. Among other things, the ACA required the modification of existing commercial products and the development of new products that meet the requirements of the legislation beginning with the 2014 benefit year. In 2013, we developed new health plans both for the ACA’s individual health insurance exchanges and for off-exchange use that met the ACA’s essential health benefits standard and other requirements. These products had to incorporate new cost sharing features as required by the ACA. Whether sold through the exchange or off exchange, these products must also meet the requirements of four “metal” tiers—Bronze, Silver, Gold and Platinum. Plans offered in each tier must achieve a prescribed actuarial value. On the exchanges we must offer at least one silver and one gold product. We also offer catastrophic plans.
In recent years, the health care industry has seen a renewed interest in the managed care model. The evolving health care landscape, including the changes presented by the ACA and related state initiatives and regulations, have, among other things, resulted in increased popularity of health care delivery systems that focus on coordination of care and cost management. See “—Government Regulation—Health Care Reform Legislation and Implementation” for additional information on health care reform and the ACA. In addition, economic pressures have caused customers (both individuals and employer groups) increasingly to make health insurance purchasing decisions based on “value versus choice.” We believe that many customers are choosing health plans that offer the best financial value over health plans that offer broader networks with higher premiums. We have developed and are selling products using tailored networks to meet this need. These tailored network products use provider networks that share our commitment to quality health care and affordability. These products also incorporate benefit levels that help ensure our members have access to the care they need.
We offer tailored network HMO products throughout our Western Region Operations segment. These networks are structured in a variety of ways, including a tiered provider option based on cost and quality, products tailored to targeted populations and networks organized in conjunction with a strategic provider partner. For example, our HMO ExcelCare product offers a network of HMO doctors, specialists and hospitals in ten counties in California. Our Salud Con Health NetSM product line is a suite of affordable plans targeting the Latino community. In addition, we have developed tailored network products with strategic provider partners in California, Arizona, Oregon and Washington, and we have developed customized products for key employer groups with a large geographic distribution within a particular state. We believe our strength in tailored network products will be an important factor as all of our exchange and off-exchange HMO plans utilized tailored networks.
We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS, PPO and EPO products.
In California, we generally utilize a “capitation” payment model. Under a capitation payment model, we pay a provider group a fixed amount per member on a regular basis, usually monthly, and the provider group accepts the risk of the frequency and cost of member utilization of professional services. Captitation payment models incentivize providers to focus on preventive care and cost management. Under these payment models, we believe members are more likely than in a fee-for-service model to receive a comprehensive array of appropriate and timely preventive services, thereby improving members’ health and lowering the rate of growth of health care costs. With its focus on improving patient care through shared risk amongst providers and health insurers, the capitation payment model, widely used in California for a number of years, shares certain similarities to the Accountable Care Organization (“ACO”) model that is one of the ACA’s primary initiatives for improving the quality and efficiency of health care delivery systems. See “—Provider Relationships” for additional information about our capitation fee arrangements and “Item 1A. Risk Factors—If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the challenges we face with providers in the changing health care environment. As of December 31, 2013, approximately 76% of our California commercial membership was enrolled in capitated medical groups. In addition, approximately 69% of our Medicare and 78% of our Medicaid businesses are linked to capitated provider groups.
As of December 31, 2013, with respect to our Western Region Operations segment, 56% of our commercial members were covered by conventional HMO products, 41% were covered by POS and PPO products, and 3% were covered by other related products.
Membership in our tailored network products was approximately 38% of total commercial risk membership as of December 31, 2013, compared with 35% as of December 31, 2012. As of December 31, 2013, approximately 57% of our California commercial capitated membership was enrolled in tailored network products.
The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (defined as employer groups with 2 to 50 employees) and individual members, Medicare Advantage members, and Medicaid members as of December 31, 2013 (our Medicare and Medicaid businesses are discussed below under “—Medicare Products” and “—Medicaid and Related Products”):

Commercial—Large Group	651,657	(a)
Commercial—Small Group & Individual	433,546	(b), (c)
Medicare Advantage	244,424
Medicaid	1,116,613
___________

(a)	Includes 421,961 HMO members, 123,384 POS members, 75,638 PPO members, 9,192 EPO members and 21,482 members in other related products.

(b)	Includes 190,121 HMO members, 29,130 POS members, 213,325 PPO members, 967 EPO members and 3 members in other related products.

(c)	Includes 114,616 individual members.

As of December 31, 2013, our total membership was comprised of approximately 44% commercial risk, 10% Medicare Advantage and 46% Medicaid. As of December 31, 2013, our commercial risk enrollment was comprised of approximately 60% large group, 29% small group and 11% individual accounts. Our membership in individual accounts increased from 7% as of December 31, 2012, driven in large part by the rollout of the ACA’s health insurance exchanges, which are further described below under the heading “—Western Region Exchanges”. As of February 25, 2014, we have enrolled approximately 136,000 active new individual members through the California, Arizona and Oregon exchanges, including 85,000 in our Silver tier HMO product, CommunityCare.
The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2013:

Number of Employer Groups	28,703
Largest Employer Group as % of commercial enrollment	11.6%
10 largest Employer Groups as % of commercial enrollment	26.3%
Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for a discussion on changes in our membership levels during 2013.
Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc., Health Net Access, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 108,227 including 5,186 tailored network members, as of December 31, 2013. Our Medicare Advantage membership in Arizona was 43,263 as of December 31, 2013. Our Medicaid membership in Arizona was 3,936 as of December 31, 2013. We began administering benefits in Maricopa County, Arizona, as of October 1, 2013 pursuant to a Medicaid contract awarded to us in March 2013.
California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), Health Net Community Solutions, Inc. (“HNCS”), and HNL. HN California, our California HMO for commercial and Medicare Advantage programs, and HNCS, our California HMO for Medicaid programs, together constitute one of the largest HMOs in California as measured by total membership and together have one of the largest provider networks in California. Our commercial membership in California as of December 31, 2013 was 909,253, including 398,413 tailored network members. Our Medicare Advantage membership in California as of December 31, 2013 was 153,151. Our Medicaid membership in California as of December 31, 2013 was 1,112,677 members.
Northwest. The Northwest includes our Oregon and Washington health plan operations, which are conducted by our subsidiaries, Health Net Health Plan of Oregon, Inc. (“HNOR”) and HNL. Our commercial membership in Oregon was 53,808 including 3,258 tailored network members, as of December 31, 2013. Our commercial membership in Washington was 13,915 as of December 31, 2013. Our Medicare Advantage membership in Oregon and Washington was 48,010 as of December 31, 2013. We did not have any Medicaid members in Oregon or Washington as of December 31, 2013.
Medicare Products
We provide a wide range of Medicare products, including Medicare Advantage plans with and without prescription drug coverage and Medicare supplement products that supplement traditional fee-for-service Medicare coverage. Our subsidiaries have a number of contracts with the Centers for Medicare & Medicaid Services (“CMS”) under the Medicare Advantage program authorized under Title XVIII of the Social Security Act of 1935, as amended.
On April 1, 2012, our subsidiary HNL sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare stand-alone prescription drug plan ("Medicare PDP") business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark") and CVS Caremark assumed certain related liabilities and obligations of HNL as set forth in the related Asset Purchase Agreement. In connection with the transaction, we were not permitted to offer Medicare PDP for one year following the closing, subject to certain exceptions. This noncompete agreement ended on April 1, 2013. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings. In addition, we provided Medicare PDP transition-related services to CVS Caremark in connection with the transaction through the first quarter of 2013.
As a result of the sale, the operating results of our Medicare PDP business, previously reported within the Western Region Operations reportable segment, have been reclassified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012 and 2011. As of December 31, 2013, we had no Medicare PDP members, and no associated revenues or pretax income related to the Medicare PDP business for the year ending December 31, 2013.
Medicare Advantage Products
As of December 31, 2013, we were one of the nation's largest Medicare Advantage contractors based on membership of 244,424 members. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care benefits for services normally covered by Medicare, plus a broad range of health care benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies by the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits.
Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 26,879 members as of December 31, 2013 through either individual Medicare supplement policies or employer group sponsored coverage.
We provide Medicare Advantage plans in select counties in Arizona, California, Oregon and Washington. We also provide multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in Arizona and California, chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure and diabetes) in California, Oregon and Arizona. These plans provide access to additional health care and prescription drug coverage.
CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on certain measures of quality. The Star Ratings are used by CMS to award quality-based payments to Medicare Advantage plans. Beginning with the 2014 Star Rating (calculated in the fall of 2013), Medicare Advantage plans that achieve a minimum of four Stars will receive a quality-based payment in 2015. Quality-based payments related to the 2013, 2012, and 2011 benefit years have been based on a Quality-Based Payment Demonstration. The methodology and measures used in the Star Ratings system are changed annually and Star Ratings thresholds are based on the performance of Medicare Advantage plans nationwide.
For the 2015 payment year (i.e., the 2014 Star Rating calculated in the Fall of 2013), our California HMO and Oregon PPO contracts were measured at 4 Stars, our Arizona HMO contract was measured at 3.5 Stars, and our California PPO contract was measured at 3.0 Stars under the Star Ratings system. The Oregon HMO contract had insufficient membership to be measured. We are continuing to make efforts to improve our Star Ratings and other quality measures.
Medicaid and Related Products
We are one of the ten largest Medicaid HMOs in the United States based on membership. As of December 31, 2013, we had 1,112,677 members enrolled in Medi-Cal (California's Medicaid program) and other California state health programs, and we had 3,936 Medicaid members enrolled in Arizona.
California
To enroll in our Medi-Cal products, an individual must be eligible for Medicaid benefits in accordance with California's regulatory requirements. The State of California's Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. The monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, a members' health status, age, gender, county or region, benefit mix and member eligibility category. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.
Medi-Cal is a public health insurance program that provides health care services for low-income individuals resident in California, and is financed by California and the federal government. As of December 31, 2013, through

HNCS, we had Medi-Cal operations in 13 California counties: Fresno, Kern, Kings, Los Angeles, Madera, Orange, Riverside, Sacramento, San Bernardino, San Diego, San Joaquin, Stanislaus and Tulare. Beginning March 2014, we expect to cease Medi-Cal operations in Orange. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2013, 571,797 of our Medi-Cal members resided in Los Angeles County, representing approximately 51% of our Medi-Cal membership. Approximately 51% of our total California state health programs membership is in Los Angeles county.
In November 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle certain rate disputes related to prior years. Under the Agreement, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates. As a result, our agreement to provide Medi-Cal services in Los Angeles County is currently scheduled to expire by its terms in April 2019. The Agreement also established an account to track retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative, or “CCI,” that is expected to begin in 2014 and any potential future Medi-Cal expansion populations (our “state-sponsored health care programs”). These retrospective premium adjustments are designed to help maintain minimum pretax margins with respect to our Medi-Cal operations. For additional information on the Agreement, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership-State-Sponsored Health Plans Rate Settlement Agreement.”
On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of seniors and persons with disabilities (“SPD”) (also referred to as the aged, blind and disabled) in managed care programs to help achieve care coordination and better manage chronic conditions. California's mandatory SPD enrollment began in June 2011 in 16 California counties, including Los Angeles county. and was phased in over a 12 month period. As of December 31, 2013, we had approximately 119,239 total SPD members, of which 91,965 members were from the mandated transition of those members to managed care that began in June 2011.
HN California participated in the Children's Health Insurance Program (“CHIP”), which, in California, was known as the Healthy Families program. As of December 31, 2012, there were 141,376 members, including 209 Healthy Kids members, in our Healthy Families program. CHIP was designed as a federal/state partnership, similar to Medicaid, with the goal of extending health insurance to children whose families earn too much money to be eligible for Medicaid, but not enough money to purchase private insurance. Monthly premiums were subsidized by the State of California and, in 2012, ranged from $4 to $24 per child, up to a maximum of $72 for all children in a family enrolled in the Healthy Families program. California received two-thirds of the funding for the Healthy Families program from the federal government. On January 1, 2013 the State of California commenced the phased transition of CHIP members to Medi-Cal, and substantially completed the transition in November 2013. Accordingly, as of December 31, 2013, we had only 18 members in the Healthy Families program.
Arizona
In March 2013, we were awarded a contract by the Arizona Health Care Cost Containment System ("AHCCCS") to administer Medicaid benefits in Maricopa County, Arizona beginning on October 1, 2013. AHCCCS uses federal, state and county funds to provide health care coverage to the State’s acute and long-term care Medicaid populations, low income groups and small businesses. Since 1982, when it became the first statewide Medicaid managed care system in the nation, AHCCCS has operated under a federal Section 1115 Medicaid waiver authority that allows for the operation of a total managed care model. AHCCCS contracts for acute care services in seven geographic service areas that include 15 Arizona counties. We were awarded the contract for Maricopa County and began administering benefits on October 1, 2013. The contract term is for three years with two additional one-year extensions. In accordance with AHCCCS contractual requirements, we established a subsidiary, Health Net Access, Inc., whose sole activity is to perform the obligations under the AHCCCS contract.
AHCCCS makes monthly prospective capitation payments to contracted health plans responsible for the delivery of care to members. As with our monthly fee under Medi-Cal, the monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, a members’ health status, age, gender, county or region, benefit mix and member eligibility category

Medicaid Expansion and Recent State Legislation
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level (“FPL”) to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this “Medicaid expansion”, which has increased and will continue to increase our Medicaid membership.
California also recently enacted a bill under which DHCS will require us to expand the list of required services to our Medi-Cal population. Under this legislation, effective as of January 1, 2014, we are required to administer certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion
California Coordinated Care Initiative
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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego Counties. Participating health plans in these counties must provide a full range of benefits for medical services, including primary care and specialty physician, hospital and ancillary services, as well as behavioral health services and LTSS. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego Counties. Dual eligibles are expected to receive advance notice regarding their enrollment options, which varies by county. On March 27, 2013, CMS and DHCS signed an MOU that established the framework of the dual eligibles demonstration portion of the CCI. In December 2013, HNCS entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we will receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles in Los Angeles and San Diego Counties. In January 2014, CMS and DHCS informed us that based on its readiness assessments, we are able to enroll members beginning April 1, 2014, and can begin marketing for the dual eligibles demonstration in accordance with the guidelines and timeframes for each county. Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives. See “Item 1A. Risk Factors—Our participation in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.”
The managed care services to be provided by HNCS to enrollees under the Cal MediConnect Contract include medical, prescription drug, LTSS, and behavioral health services. HNCS’s responsibilities under the Cal MediConnect Contract also include providing traditional managed care services, including quality improvement, grievance and appeals, provider network establishment, and utilization management functions. HNCS will also perform care coordination, case management services, and health risk assessments, and develop individualized care plans for enrollees. We do not currently provide all the benefits required for participation in the CCI, including custodial care in nursing homes and in-home supportive services, but we are in the process of making arrangements to provide these services either directly or indirectly or by subcontracting with other parties.
Enrollment. In April 2012, DHCS initially selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the dual eligibles demonstration in Los Angeles County, and selected Health Net and three other health plans for the dual eligibles demonstration in San Diego County. Los Angeles County is a “two-plan model” County whereby Medi-Cal benefits are provided by a commercial plan, Health Net, and a local initiative plan, L.A. Care. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. In February 2014, DHCS announced that three other health plans will be offered in addition to L.A. Care. The selection of these plans to participate alongside L.A. Care will not materially impact our membership allocation in the dual eligibles demonstration.
The dual eligibles demonstration is scheduled to begin in 2014, with active enrollment in Los Angeles and San Diego Counties to start on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County will be able to either choose among us, L.A. Care or one of the three newly announced health plans for benefits under the dual eligibles demonstration. Beginning July 1, 2014, DHCS is scheduled to begin automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles may also choose to “opt out” of the demonstration. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan under the CCI. During active enrollment in San Diego County dual eligibles will be able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County is scheduled to begin in May 2014. The methodology for allocating passively enrolled dual eligibles across the participating health plans has not yet been finalized, although it is estimated that Health Net will receive approximately 47% and 20-25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
Compensation. Under the Cal MediConnect Contract, we will be compensated on a capitated, prospective per-member-per-month basis, subject to CMS and DHCS modification of the capitation rates, which are currently based on the historical fee-for-service cost for providing care to dual eligibles. The Cal MediConnect Contract includes a risk adjustment process that adjusts the capitation payment to HNCS based on the health characteristics of the enrollee population, and includes risk corridor provisions that limit our upside financial gains and reduce our downside financial risk. DHCS and CMS will also withhold a portion of capitation payments pending and payable upon satisfaction of certain pre-established quality standards. The financial performance of the Cal MediConnect Contract is included in the calculation of the settlement account that was established pursuant to the terms of the Settlement Agreement entered into by DHCS, HNCS and Health Net of California, Inc. on November 2, 2012, which is further discussed above under the heading “—Western Region Operations Segment—Medicaid and Related Products.”
Term and Termination. Assuming that no party elects to terminate or not to renew the Cal MediConnect Contract, the duals demonstration will continue through December 31, 2017. CMS or DHCS may immediately terminate the Cal MediConnect Contract for various reasons, or may terminate for no reason with 180 days’ prior written notice.
Western Region Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California and Oregon received approval by the U.S. Department of Health and Human Services (“HHS”) and began operating state-run exchanges in 2013. HHS operates the exchange in Arizona.
We participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. Continued participation in these exchanges and future participation in any other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers from the exchanges. Certain factors to be considered for continued participation in the exchanges may be subject to change.
The initial open enrollment period for federal and state exchanges began on October 1, 2013 for individuals and continues through March 31, 2014. As of February 25, 2014, we have enrolled approximately 136,000 active new individual members through the California, Arizona and Oregon exchanges, including 85,000 in our Silver tier HMO product, CommunityCareSM. We believe the exchanges represent a significant new commercial business opportunity for the company and that our tailored network products are particularly well suited to the exchange environment. We have made and are continuing to make significant efforts to design and implement a cohesive operational and economic strategy with respect to the exchanges and the ACA’s relevant provisions, including premium stabilization provisions designed to apportion risk amongst insurers. However, the exchanges have experienced certain implementation difficulties, and the timing and ultimate resolution of these issues remains uncertain. In addition, the relevant regulatory framework for the ACA, and the exchanges in particular, has been subject to change and interpretation over time, as state and federal regulators adapt to the various associated implementation difficulties and political landscape. In addition, a number of operational aspects of the exchanges have yet to be fully implemented or been implemented through interim “workarounds.” See “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations,” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us,” for additional discussion on the risks related to the health exchanges and state and federal government actions impacting the exchanges and the effect on our competitive landscape. This changing framework may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.

In Arizona we offer HMO plans in three counties and PPO plans statewide both through the exchange and off exchange. In California we offer plans in 11 of the State’s 19 regions as defined by the exchange. We offer PPO plans in all tiers and in the catastrophic category both through the exchange and off exchange. We offer HMO plans in the Silver, Gold and Platinum tiers. Similar plans are offered off exchange. In Oregon we offer EPO and PPO plans both through the exchange and off exchange.
Indemnity Insurance Products
We offer insured PPO, EPO and indemnity products as “stand-alone” products and as part of multiple option products in various markets. These products are offered by our health and life insurance subsidiaries, which are licensed to sell insurance in 49 states and the District of Columbia. Through these subsidiaries, we also offer auxiliary non-health products such as life, accidental death and dismemberment, dental, vision and behavioral health insurance. Our health and life insurance products are provided throughout most of our service areas.
Other Specialty Services and Products
We offer pharmacy benefits, behavioral health, dental and vision products and services (mostly through strategic relationships with third parties), as well as managed care products related to cost containment for hospitals, health plans and other entities as part of our Western Region Operations segment.
Pharmacy Benefit Management
We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2013, HNPS provided integrated PBM services to approximately 2.3 million Health Net members who have pharmacy benefits, including approximately 240,000 of our Medicare members.
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
Behavioral Health
We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, and substance abuse programs on an insured and self-funded basis to groups in various states, and these programs and services are included as a standard part of most of our commercial health plans. MHN's benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. In addition, MHN administers employee assistance programs (“EAPs”) for groups in several states. Through our EAPs, we assess and refer employees of employer groups to a variety of non-medical services and information designed to improve workplace productivity. MHN also holds contracts with the U.S. Department of State (“State Department”) and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas. In addition, pursuant to recent legislation in California, effective January 1, 2014, we are required to administer certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion.
MHN's products and services were provided to approximately 5.2 million individuals as of December 31, 2013, with approximately 149,000 individuals under risk-based programs, approximately 1.2 million individuals under self-funded programs and approximately 3.9 million individuals under EAPs, including those who are also covered under other MHN programs. In 2013, MHN's total revenues were $47.9 million. Of that amount, $3.4 million represented revenues from business with MHN affiliates and $44.5 million represented revenues from non-affiliate business. The foregoing excludes results and information related to MHN's administration and monitoring of the non-medical counseling program for the Department of Defense under the DoD sponsored Military Family and Life Counseling (“MFLC”) program formerly Military Family and Life Consultant program, which is reported in our Government Contracts reportable segment. See “—Government Contracts Segment—Other Department of Defense Contracts.”

Dental and Vision
We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2013 our current and prospective group plan members in Arizona and California had the option to elect private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP affiliated companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal and Healthy Families program enrollees. Vision Service Plan serves as the underwriter and administrator for the vision services we provide to our Medi-Cal and Healthy Families vision program enrollees in California.
Government Contracts Segment
Our Government Contracts segment includes our government-sponsored managed care federal contract with the Department of Defense under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivery of administrative services under the Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing.
Our Government Contracts segment also includes other health care, mental health and behavioral health government contracts, and subcontracts that we administer for the Department of Defense, the U.S. Department of Veterans Affairs and certain other federal, state and local government entities. Certain components of these contracts are subcontracted to unrelated third parties.
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
The T-3 contract has five one-year option periods, however, the Department of Defense exercised option period 2 (without exercising option period 1), due to the delay of approximately one year in the government's initial award of the T-3 contract for the North Region. Accordingly, option period 2 commenced on April 1, 2011. On March 22, 2012, the Department of Defense exercised option period 3, which commenced on April 1, 2012 and ended on March 15, 2013. On March 28, 2013, the DoD exercised option period 4, which commenced on April 1, 2013 and is scheduled to end on March 31, 2014. The Department of Defense has notified us of its intent to exercise option period 5, which would extend our T-3 contract through March 31, 2015. The DoD has informed us that it intends to request that we submit a proposal to add three additional one-year option periods to the T-3 contract. If we are successful in negotiating a contract modification to the T-3 contract that adds the three additional one-year option periods and the DoD exercises all three option periods, the T-3 contract would conclude March 31, 2018. The T-3 contract services are currently structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
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
Other Department of Defense Contracts
Our wholly owned subsidiary, MHN Government Services, is party to a MFLC contract that was awarded by the Department of Defense to implement, administer and monitor the non-medical counseling MFLC program. The contract was initially awarded in August of 2012 and is a second-generation contract under the MFLC program. The contract has a five-year term that includes a 12-month base period and four 12-month option periods. The Department of Defense has exercised the first option period under the contract that runs from August 15, 2013 through August 14, 2014. For the year ended December 31, 2013, revenues from the MFLC contracts were $104.8 million. For additional information on the risks associated with our MFLC contract, see “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
Patient Centered Community Care Program
In September 2013, the Department of Veterans Affairs (“VA”) awarded HNFS a contract under its new Patient Centered Community Care program (“PC3 Program”). This new PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. HNFS will support the VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by the VA. Additionally, the VA will have the ability to extend the PC3 Program contract an additional two years and six months based on the VA's need. Delivery of care under this new PC3 Program contract will be staggered with delivery of care commencing in January, February and March of 2014 for Regions 1 and 4, and in March 2014 for Region 2.
Other Veterans Affairs Contracts
During 2013, HNFS administered six contracts with the VA to manage community-based outpatient clinics in four states. HNFS also administered or supported one other contract with the VA for 152 VA medical centers for claims, recovery and audit services. Total revenues for our VA business were approximately $7.7 million for the year ended December 31, 2013. These revenues are derived from service fees received and have no insurance risk associated with them.

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
Due to the sale of our Medicare PDP business on April 1, 2012, starting with the first quarter of 2012, Divested Operations and Services reportable segment also included transition-related revenues and expenses related to the sale of our Medicare PDP business to an affiliate of CVS Caremark. We provided Medicare PDP transition-related services to CVS Caremark in connection with the transaction. For information about the sale of our Medicare PDP business, see "—Western Region Operations Segment—Medicare Products," above.
As of December 31, 2012, we had substantially completed the administration and run-out of both our divested businesses.
Provider Relationships
The following table sets forth the number of primary care and specialist physicians contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2013. We have a number of physicians who are contracted providers for both HMOs and PPOs in our Western Region Operations, as follows:

Primary Care Physicians (includes both HMO and PPO physicians)	23,004
Specialist Physicians (includes both HMO and PPO physicians)	107,572
Total	130,576
Under our California HMO and POS plans, all members are required to select, or otherwise will be assigned to, a PPG and generally also a primary care physician from within the PPG. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director as required under the terms of our various plans and PPG contracts) to specialists and hospitals. Additionally, our tailored network products utilize a network that is smaller than our broader HMO network but contains a comprehensive array of physicians, specialists, hospitals and ancillary providers. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.
PPG and physician contracts generally are for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly capitation payment for every member assigned to it. The capitation payment represents payment in full for all medical and ancillary services specified in the provider agreements. For these capitation payment arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law, we could be liable for such claims.
In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.

HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. As of December 31, 2013, HNFS had 203,269 physicians, 3,634 facilities and 17,470 ancillary providers in its TRICARE network.
Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 56,334 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,402 facilities.
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
Ancillary and Other Provider Relationships
Our health plan subsidiaries arrange for ancillary and other provider services, such as ambulance, laboratory, radiology, home health, chiropractic, acupuncture and other various therapy providers primarily through contracts with selected providers in their service areas. These contracts generally have multi-year terms or annual terms with automatic renewals and provide for payments on a variety of bases, including capitation, per diem rates, case rates and discounted fee-for-service schedules. In certain cases, these provider services are included in contracts our health plan subsidiaries have with PPGs and hospitals.
See “Item 1A. Risk Factors—If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the risks associated with our provider relationships.
 Additional Information Concerning Our Business
Competition
We operate in a highly competitive environment in an industry currently subject to significant changes from the ACA, business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal health care reform legislation described below in “—Government Regulation”. Our competitors include managed health care companies, insurance companies, HMOs, third party administrators, self funded groups and provider owned plans. Our health plans face substantial competition from both for-profit and nonprofit health plans that offer HMO, PPO, self-funded and traditional indemnity insurance products (including self-insured employers and union trust funds). We also face substantial competition from both for-profit and nonprofit health plans, as well as other non-health plan companies with respect to our contracts with the federal government, including our T-3 and MFLC contracts, which are subject to periodic re-competition. Some of our competitors have substantially larger enrollment and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.
Our primary competitors in California are Kaiser Permanente, Anthem Blue Cross of California, Blue Shield of California, and United/PacifiCare. Together, these four plans and Health Net account for over 80% of the insured market in California. Based on the number of enrollees, Kaiser is the largest managed health care company in California and Anthem Blue Cross of California is the largest PPO provider in California. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California, with a significant share of the self-insured market.
In Arizona, our primary competitors are Blue Cross Blue Shield of Arizona and Aetna, Inc. We also compete with UnitedHealth Group, Inc., WellPoint, CIGNA Corp., and Humana, Inc. Our Oregon health plan competes primarily with Regence Blue Cross Blue Shield of Oregon, Kaiser Permanente, PacificSource Health Plans, Providence Health Plan, and Moda Health Plan, Inc.
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
Marketing and Sales
We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet and the new ACA-mandated exchanges. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our large group business, in general, we solicit enrollees from the employee base directly during “open enrollment” periods when employees are permitted to change health care programs. We use a variety of techniques to attract new enrollees and retain existing members, which at times include, without limitation, direct mail, work day and health fair presentations and telemarketing. Similar methods are used by our Medicare business to market to eligible individuals. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs. Recently, several states in which we operate, including California, launched health insurance exchanges created by the ACA. For additional detail on these exchanges and the other requirements of the ACA, as well as certain associated risks, see “—Government Regulation—Health Care Reform Legislation and Implementation” and “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.” The establishment of the exchanges under the ACA created a new competitive insurance marketplace for individuals and small businesses. As these exchanges mature, we intend to refine and enhance our exchange related marketing strategies.
Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including changes in benefit design to address employer group needs and anticipated health care utilization rates as forecast by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting. For example, for policy years beginning January 1, 2014 and beyond, the ACA does not allow rating based on claims experience for small group and individual business. See “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our health care costs, it could have a material adverse effect on our business, financial condition or results of operations” for additional information on regulations and legislation impacting our premium setting. Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also affect premiums. For example, in California and elsewhere, mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers. In addition, health plans offering policies will be required to offer “essential health benefits” as defined under the legislation.

The ACA eliminated medical underwriting for medical insurance coverage decisions, including with respect to preexisting conditions (known as “guaranteed issue”). For additional detail on these and other requirements of the ACA, as well as certain associated risks, see “—Government Regulation—Health Care Reform Legislation and Implementation” and “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.”
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
In 2013, we continued our efforts on implementing regulatory and legal compliance requirements. Furthermore, CMS adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expanded the number of codes utilized in claims processing. The new ICD-10 coding set is currently required to be implemented by October, 2014. We will be required to incur significant additional expenses to implement and support the new ICD-10 coding set. In addition, our implementation and support of the requirements of the ACA and the CCI, including the dual eligibles demonstration, have required, and will continue to require, will require the expenditure of significant resources as we continue to adapt to the changing guidance.
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
Medical Management
We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for outpatient and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We believe that this authorization process, along with the inherent features of a capitation payment model, reduces inappropriate use of medical resources and achieves efficiencies in referring cases to the most appropriate providers. We provide care management and case management to our members and also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practices in the medical profession.
Accreditation
We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and the Utilization Review Accreditation Commission (“URAC”). NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other health care organizations. HMOs that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The Medicare line of business of our California HMO has received NCQA accreditation with a score of “excellent,” which is the highest score NCQA awards. HN California's commercial HMO/POS, HNL's PPO and our

Arizona HMO's commercial lines of business received NCQA accreditation with a score of “commendable.”HN California’s Medi-Cal line of business holds an “accredited” rank from the NCQA. Our MHN subsidiary has received URAC accreditation.
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
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. The measures initiated by the ACA and the associated preparation and implementation of these measures have had, and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict.

•
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposes a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be $8 billion nationwide in 2014 assessed on all non-exempt premium revenue on a pro rata basis and payable in 2014 unless extended pursuant to a bipartisan bill introduced in the House of Representatives in October 2013. Insurers with exempt premium revenues (e.g., non-profit business) may be assessed at a lower rate. The health insurer fee will increase after 2014 and will be assessed on the amount of net premiums written during the previous calendar year, subject to certain exceptions.

•
The ACA also requires the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We are participating as QHPs in the currently operating exchanges in California, Oregon and Arizona, with the initial open enrollment periods beginning on October 1, 2013 and continuing through March 31, 2014. For further information on these exchanges, see the discussion above under the heading “—Segment Information—Western Region Operations Segment—Western Region Exchanges”.

•
The ACA also contains premium stabilization provisions designed to apportion risk amongst insurers. These stabilization provisions include a permanent risk adjustment provisions applicable to the individual and small group markets that became effective at the beginning of 2014 and will shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. The individual and small group markets are expected to represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant general and administrative costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past.

•
Other premium stabilization provisions include the temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA. The final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until 2015, and there is no assurance that the strategy we have executed will be successful or that the investments we have made to incorporate these provisions will be profitable.
Other provisions of the ACA include, among other things:

•
providing funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (as discussed below, this provision was made optional for states under the Supreme Court's ruling on the ACA in June 2012);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain lines of business;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of HHS);

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some lines of business;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, including “guaranteed availability” with respect to individual and group coverage;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk in the individual and small group markets;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers; and

•	increasing fees on pharmaceutical manufacturers.
The schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. A number of potentially significant provisions of the ACA became effective January 1, 2014, including the health insurer fee, the operation of QHPs purchased through the exchanges, the risk adjustment, reinsurance, and risk corridors programs described above, the guaranteed availability requirement, and the individual mandate. Other provisions, such as the excise tax on certain high-premium insurance policies, and the employer mandate for certain small- and mid-size employers, will not take effect until a later date. However, some of these provisions have had an earlier impact on our operations, including in connection with the setting of our premium rates and general and administrative expenses incurred in preparation for the ACA as discussed above.
Legal and Legislative Challenges to the ACA
Certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court’s June 2012 decision in NFIB v. Sebelius. In Sebelius, the Supreme Court upheld the ACA’s individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage. Currently, Arizona and California have extended coverage to those now eligible under the Medicaid expansion; however, the law in Arizona authorizing the expansion may be subject to litigation or referendum, which may not be resolved until later in 2014 or beyond.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS’s official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. In January 2014, a federal district court judge upheld the IRS’s rule, finding that it was consistent with the text of the ACA. However, that ruling is being appealed, and similar cases are also pending in district courts. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. A number of cases challenging the rule that all health plans must provide contraceptive services have progressed through federal appellate courts. The Supreme Court issued an order temporarily enjoining the government from fully enforcing the requirement against a non-profit organization, and is scheduled to hear arguments on a case involving for-profit organizations in March 2014.
In addition, legislative changes to the ACA have been suggested or introduced, such as with respect to delaying the collection of reinsurance fees, delaying implementation of the individual mandate, or delaying or repealing the tax on medical devices, although none of these provisions have been enacted. Further adding to the uncertainty of the healthcare reform arena is the delayed implementation of certain ACA requirements by federal regulators, including the requirement that large employers provide coverage to full-time employees or pay a penalty, along with related reporting requirements, and the requirement that federal and state small business health option program exchanges be able to facilitate employee choice among multiple health plans, due to operational concerns impacting both employers and health insurance issuers.
We and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. For example, CMS announced in November 2013 that it would not consider certain health plans in the individual and small group markets out of compliance with the ACA’s market reform requirements even if such requirements did not otherwise meet certain requirements, and encouraged relevant state regulators to adopt a similar transitional policy. Although the states in which we operate have not generally adopted such a transitional policy, states such as Arizona and California have allowed “early renewals”, whereby a plan is renewed for a policy year beginning in 2013 and extending into 2014. Such early renewals or other state or federal action that allows non-compliant plans to extend into 2014 and beyond may adversely impact the risk profile of the exchange population and result in adverse selection for QHPs, undermine the assumptions on which we based our 2014 premiums, and lead to uncertainty in our ability to predict costs and set premiums in future years.
In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and the CCI, as described under the heading “Segment Information—Western Region Operations—California Coordinated Care Initiative” above. These initiatives will require us to effectively incorporate new and expanded populations and, among other things, will require us to effectively and efficiently restructure our provider network to, among other things, meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
Due to the magnitude, scope, complexity and remaining uncertainties of the ACA, including the continuing modification and interpretation of the ACA rules and the operational risks involved with simultaneous implementation of multiple initiatives in new markets without established market data, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Other Federal Laws and Regulation
Medicare Legislation and Regulation. Comprehensive legislation, specifically Title XVIII of the Social Security Act of 1935, as amended, governs our Medicare program. In addition, our Medicare contracts are subject to regulation by CMS. CMS has the right to audit Medicare contractors and the health care providers and administrative contractors who provide certain services on their behalf to determine the quality of care being rendered and the degree of compliance with CMS' contracts and regulations.
See “—Segment Information—Western Region Operations—Medicare Products” for more information on our Medicare business and see “Item 1A. Risk Factors—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for a description of certain regulatory risks associated with our Medicare business.
Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California). Our Medicaid programs are regulated and administered in California by the DHCS and in Arizona by AHCCCS. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS.In October 2011, CMS approved certain elements of California's 2011–2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS included a 10 percent reduction in reimbursement rates for a number of providers. DHCS had preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, according to the 2014 Medi-Cal estimates made public on January 10, 2014, the AB 97 cuts applicable to Medi-Cal managed care plans became effective on October 1, 2013 and were not applied retroactively. The AB 97 cuts are being applied to Medi-Cal managed care plans only on a prospective basis, beginning October 1, 2013. The provisions of AB 97 did not have a material impact to our Health plan services premium revenue for the year ended December 31, 2013.
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
HIPAA and the implementing regulations that have been adopted in connection with it impose obligations for group health plans and issuers of health insurance coverage (such as health insurers and health maintenance organizations) relating to the privacy and security of protected health information including electronically transmitted protected health information (collectively, “PHI”). These regulations, which relate to the privacy and security of PHI, require Covered Entities, which are defined as health plans, health care clearinghouses and providers to:

•	comply with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	adopt rigorous internal procedures to protect PHI,

•	create policies related to the privacy of PHI,

•
enter into specific written agreements with those entities that provide services to or on behalf of a Covered Entity and use, disclose or maintain PHI in connection with these services (these entities are known as “Business Associates”), and

•	notify individuals and regulatory authorities if PHI is compromised.
These regulations also establish significant criminal penalties and civil sanctions for non-compliance. Recent developments in this area include the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was initially passed in 2009 and implemented on a rolling basis through subsequent rulemaking. The HITECH Act expands the HIPAA rules for security and privacy safeguards, including enhanced enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for non-compliance. In addition, on January 17, 2013, the HHS issued a final rule (“Omnibus rule”) designed to strengthen the privacy and security protections for health information established under HIPAA. The Omnibus rule modifies the HIPAA Privacy, Security and Enforcement Rules and implements statutory amendments under the HITECH Act. The Omnibus rule enhances an individual’s privacy protections, provides individuals new rights with respect to their health information, strengthens the government’s ability to enforce the law, sets limits on how information is used and disclosed for marketing and fundraising purposes and prohibits the sale of an individuals’ health information without their permission. The Omnibus rule expanded the definition of which entities must be classified as a Business Associate and imposed on Business Associates the same privacy and security standards for protecting PHI as imposed on Covered Entities. The Omnibus rule is based on statutory changes under the HITECH Act, enacted as part of the American Recovery and Reinvestment Act of 2009, and the Genetic Information Nondiscrimination Act of 2008 which clarifies that genetic information is protected under the HIPAA Privacy Rule and prohibits most health plans from using or disclosing genetic information for underwriting purposes. The final Omnibus Rule was effective on March 26, 2013. See “Item 1A. Risk Factors—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information about the risks related to privacy and security breaches.
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
Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, because of our activities to support our MFLC contract and certain outsourcing arrangements we have with third party vendors, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts. See “—Segment Information—Government Contracts Segment—Other Department of Defense Contracts” for additional information on our MFLC contract and “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” for additional information on our outsourcing activities.
State Laws and Regulations
Our Western Region Operations HMOs, insurance companies and behavioral health plan are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

Company	Regulatory Agency
Health Net of Arizona	Arizona Department of Insurance

Health Net Access	Arizona Health Care Cost Containment System (AHCCCS)

Health Net of California	California Department of Managed Health Care (DMHC)

Health Net Community Solutions	California Department of Health Care Services and DMHC (Medi-Cal) and the Managed Risk Medical Insurance Board (Healthy Families)

Health Net Health Plan of Oregon	Oregon Department of Consumer and Business Services

Health Net Life Insurance Company (Arizona, Washington and California PPO)	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

MHN	California Department of Managed Health Care
Insurance and HMO laws impose a number of financial requirements and restrictions on our regulated subsidiaries, which vary from state to state. They generally include certain minimum capital and deposit and/or reserve requirements, restrictions on dividends and other distributions to the parent corporations and affiliated corporations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.” These financial requirements are subject to change, which may require us to commit additional capital to certain regulated subsidiaries or may limit our ability to move capital through dividends and other distributions. In addition, some state insurance laws require regulated companies to provide to the insurance regulator, upon request, a summary description of its enterprise risk management framework, to undertake an Own Risk and Solvency Assessment ("ORSA") and to provide information on the entity's capital and solvency position.
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
Variations in state regulation also arise in connection with the intensity of government oversight. Variations include: the need to file or have affirmatively approved certain proposals before use or implementation by the health plan; the degree of review and comment by the regulatory agency; the amount and type of reporting by the health plan to the regulatory agency; the extent and frequency of audit or other examination; and the authority and extent of investigative activity, enforcement action, corrective action authority, and penalties and fines. In addition, as discussed in further detail above under the heading "—Health Care Reform Legislation and Implementation," the ACA requires the establishment of health insurance exchanges that act as markets for the purchase of subsidized health insurance. States were given the option of establishing these exchanges on their own or allowing the federal government to fully or partially operate the exchange. California, Washington and Oregon have each chosen to operate their own exchanges while Arizona has elected the establishment of a federally-facilitated exchange. Participation in these and other exchanges in the states in which we operate is conditioned on the approval of the applicable state or federal government regulator. The factors considered for inclusion on the exchanges may be subject to additional changes in future years, which could impact some carriers’ decision on participation in the exchanges. HNOR is not qualified to identify itself as an Oregon HMO, or offer products identified as "HMO". As a result HNOR changed the name of its HMO products (in-network benefits only, except for emergency services) to EPO. HNOR has a health care service contractor license in Oregon, which allows HNOR to offer EPO, PPO and indemnity insurance in Oregon. So HN does not have an HMO entity, or products by that name, in Oregon.
State regulations also may be more stringent than federal regulations that are applicable to us, and various health insurance reform proposals have been implemented at the state level, including laws and regulations that implement portions of the ACA. The interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. For additional information, see “—Segment Information—Government Regulation—Health Care Reform Legislation and Implementation.”
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
Employees
As of December 31, 2013, Health Net, Inc. and its subsidiaries employed 7,565 persons on a full-time basis and 94 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.
 Dependence Upon Customers
The federal government is the primary customer of our Government Contracts segment, with premiums and fees accounting for approximately 95% of our Government Contracts revenue and 5% of our total revenues in 2013. Premiums and fees from the federal government in connection with our TRICARE North Region contract accounted for 75%, 61% and 78% of our Government Contracts revenue in 2013, 2012 and 2011, respectively, and 4%, 4% and 10% of total revenues in 2013, 2012 and 2011, respectively. In addition, the federal government and the state of California are significant customers of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals and our contracts with California state agencies for federally-subsidized Medicaid and CHIP programs. Medicare premiums accounted for 27%, 27% and 25% of our Western Region Operations segment health plan services premium revenues in 2013, 2012 and 2011, respectively, and 25%, 25% and 21% of our total revenues in 2013, 2012 and 2011, respectively. Medicaid premiums, including CHIP, accounted for 23%, 19% and 15% of our Western Region Operations segment health plan services premium revenues in 2013, 2012 and 2011, respectively, and 22%, 17% and 13% of our total revenues in 2013, 2012 and 2011, respectively. These percentages, and our dependence on government funded revenues, will likely increase in 2014 as we begin operating the dual eligibles demonstration program under the CCI. See “Item 1A. Risk Factors—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.”
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
Item 1A. Risk Factors
Cautionary Statements
The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, statements including the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those expressed in, or implied or projected by the forward-looking information and statements due to, among other things, health care reform and other increased government participation in and taxation or regulation of health benefits and managed care operations, including but not limited to the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") and related fees, assessments and taxes; the Company’s ability to successfully participate in California’s Coordinated Care Initiative, which is subject to a number of risks inherent in untested health care initiatives and requires us to adequately predict the costs of providing benefits to individuals that are generally among the most chronically ill within each of Medicare and Medi-Cal and implement delivery systems for benefits with which we have limited operating experience; our ability to successfully participate in the federal and state health insurance exchanges under the ACA, which have experienced technical challenges in implementation and which involve uncertainties related to the mix and volume of business that could negatively impact the adequacy of our premium rates and may not be sufficiently offset by the risk apportionment provisions of the ACA; increasing health care costs; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance; negative prior period claims reserve developments; rate cuts and other risks and uncertainties affecting our Medicare or Medicaid businesses; our ability to successfully participate in Arizona’s Medicaid program; trends in medical care ratios; membership declines or negative changes in our health care product mix; unexpected utilization patterns or unexpectedly severe or widespread illnesses; the timing of collections on amounts receivable from state and federal governments and agencies, including collections of amounts owed under the T-3 contract; litigation costs; regulatory issues with federal and state agencies including, but not limited to, the California Department of Managed Health Care, the Centers for Medicare & Medicaid Services, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance; operational issues; changes in economic or market conditions including a further decline in the economy; failure to effectively oversee our third-party vendors; noncompliance by our or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; impairment of our goodwill or other intangible assets; investment portfolio impairment charges; volatility in the financial markets; liabilities incurred in connection with our divested operations; and general business and market conditions.
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
Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.
The ACA transformed the U.S. health care system through a series of complex initiatives. The measures initiated by the ACA and the associated preparation for and implementation of these measures have had, and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict.
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposes a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be assessed at a total of $8 billion in 2014, will increase thereafter, and will be allocated pro rata amongst industry participants based on a ratio of net health insurance premiums written for the previous calendar year to total net premiums written for the U.S. health insurance industry, subject to certain exceptions. We expect to make our first payment of the health insurer fee in 2014. We currently estimate our allocable share of the health insurer fee payable in 2014, based upon 2013 premiums, will be approximately $145 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not yet been announced. We will experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee will be payable in a single lump sum based on prior year premiums. Due in large part to the impact of the health insurer fee, which is non-deductible for federal income tax purposes, we expect our effective income tax rate will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits.
In addition, while certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee will represent a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status may result in a reduced health insurer fee. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on net health insurance premiums written, rather than profits, it will generally represent a higher percentage of our profits as compared to those competitors. As a result, the health insurer fee will likely impact us to a greater degree than certain of our larger competitors and those of our competitors who may be able to exempt significant portions of their premium base from the health insurer fee allocation, for example. We generally will be unable to match those competitors’ ability to support reduced premiums by virtue of any full or partial exemptions from the health insurer fee, or by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For example, our ability to incorporate the impact of the health insurer fee into our 2014 premium rates, which are set a year in advance in 2013, was limited, in large part due to competitive pressures.

As a whole, the ACA’s fees, assessments and taxes will increase the costs of operating our business, including increasing medical and other health care costs, and could materially adversely affect our business, cash flows, financial condition and results of operations.
In addition, while the ACA does also present significant new business opportunities for us, we and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and California’s Coordinated Care Initiative (“CCI”), as further described under the heading “Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative” below. These initiatives require us to effectively incorporate new and expanded populations and, among other things, have required that we restructure our provider network in response, and will require us to remain diligent in monitoring the market to, among other things, effectively and efficiently adapt to the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
Due to the magnitude, scope, complexity and remaining uncertainties of the ACA, including the continuing modification and interpretation of the ACA rules and the operational risks involved with simultaneous implementation of multiple initiatives in new markets without established market data, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. Depending in part on its ultimate requirements, the ACA could have an adverse effect on our business, financial condition, cash flows and results of operations.
The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us.
There are numerous steps required to implement the ACA, and although many significant regulations have been finalized, further amendments to these regulations, additional clarifying regulations and other guidance are expected over several years. We are still awaiting further final regulations or guidance on a number of key provisions, including many related to the ACA’s health insurance exchanges as further described in the risk factor below under the heading, “We cannot assure you that our participation in the ACA’s health insurance exchanges will be a success.” Final regulations relating to the Medicare Shared Savings Program reflecting the use of ACOs have been issued, but as noted above, the impact of these new regulations on the health care market and the role to be played by health plans in the operation of ACOs remains to be determined, and HHS has indicated the possibility that it will further revise the ACO program in the future. Moreover, even in cases where the federal government has issued final regulations, we and other health insurers continue to face uncertainty because these final regulations are sometimes unclear or incomplete, subject to further change or rely on sub-regulatory guidance. In addition to ongoing regulatory questions, many of the operational components of health care reform are still being developed, including how market participants ultimately interact and adapt to the new requirements within and outside the ACA’s state-run and federal health insurance exchanges. As a result, many of the impacts of health care reform will not be evident until the ultimate requirements of the ACA have been definitively determined, the various related programs have been fully implemented and both insurers and regulators are able to make necessary adjustments.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court’s June 2012 decision in NFIB v. Sebelius. In Sebelius, the Supreme Court upheld the ACA’s individual mandate as valid under Congress’ taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Arizona and California have extended coverage to the uninsured through Medicaid expansions; however, the law in Arizona authorizing the expansion may be subject to litigation, which may remain unresolved until 2014 or later.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS’s official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges. In January 2014, a federal district court judge upheld the

IRS’s rule, finding that it was consistent with the text of the ACA. However, that ruling is being appealed, and similar cases are also pending in district courts. A successful challenge in this area could significantly affect the affordability of insurance to low-income individuals in states that do not administer their own exchanges, such as Arizona. A number of cases challenging the rule that all health plans must provide contraceptive services have progressed through federal appellate courts. The Supreme Court issued an order temporarily enjoining the government from fully enforcing the requirement against a non-profit organization, and is scheduled to hear arguments on a case involving for-profit organizations in March 2014.
Finally, though legislative repeal of the ACA in its entirety is unlikely, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA. In addition to the House measure introduced in October 2013 regarding the health insurer fee, in early October 2013 Congress passed and the President signed an appropriations act related to the suspension of the federal government debt ceiling and end of the federal government shutdown. This legislation required the Secretary of HHS to certify that exchanges have processes in place to verify the eligibility of all individuals who apply for a premium tax credit or cost-sharing reductions. Although the impact of this legislation is unclear, it could result in changes that make it more difficult for individuals to receive subsidies through the exchanges and negatively affect exchange enrollment. In addition, other legislative changes to the ACA have been suggested or introduced, such as with respect to delaying the collection of reinsurance fees, delaying implementation of the individual mandate, or delaying or repealing the tax on medical devices, although none of these provisions have been enacted. Additionally, federal regulators have delayed implementation of certain ACA requirements, including the requirement that large employers provide coverage to full-time employees or pay a penalty, along with related reporting requirements, and the requirement that federal and state small business health option program exchanges be able to facilitate employee choice among multiple health plans, due to operational concerns impacting both employers and health insurance issuers. Any such amendment or withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance, delays in implementation, or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, require investment of additional resources and, depending on the nature of the modification, could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.
Various health insurance reform proposals have been considered at the state level, and more are likely to be considered in the future. Many of the states in which we operate have been implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. States may also mandate minimum medical loss ratios as described above, implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For example, while proposed California legislation requiring prior approval of premium rates by the California Department of Insurance (the “CDI”) did not pass in 2011, an initiative measure in California to require prior approval for individual and small group rates by the CDI has qualified for the 2014 ballot. In addition, state exchange boards in California have the ability to limit the number of plans and negotiate the price of coverage sold on these exchanges and to limit the service areas in which QHPs in the exchanges may operate. These kinds of state regulations, among other things, and legislation could, among other things, limit or delay our ability to increase premiums in future years even where actuarially supported, and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
Further, the interaction of new federal regulations and the implementation efforts of the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. Even in cases where state action is limited to implementing federal reforms, new or amended state laws will be required in many cases, and we will be required to operate under and comply with the various laws of each of the states in which we operate. States may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. In the case of the ACA exchanges, we are required to operate under and comply with the regulatory authority of the federal government in addition to the regimes of each of the states that establish and administer their own exchanges. State exchange standards and processes related to areas such as enrollment, payment, certification standards, and other areas may differ from those of the federally facilitated exchanges. In some cases, it may not be clear whether federal or state guidelines apply, and federal and state guidelines may not align perfectly. For example, under currently proposed federal rules, the determination of what constitutes a “small group” for purposes of determining whether a plan participates in the risk adjustment program may differ from the determination used by states in enforcing compliance with the market reform requirements for small group health plans in some instances. If we do not successfully implement the various state law requirements of the ACA, including with respect to the exchanges, our financial condition and results of operations may be adversely affected.
We cannot assure you that our participation in the ACA’s health insurance exchanges will be a success.
The ACA requires the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. The states of California, Oregon and Washington have received approval by the U.S. Department of Health and Human Services (“HHS”) to operate state-run exchanges, and HHS operates the exchange in Arizona. We participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. Our continued participation in these exchanges and future participation in any other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers, including us, from the exchanges.
From an operations standpoint, the initial open enrollment period for federal and state exchanges began on October 1, 2013 and will continue through March 31, 2014. While we have started the process of enrolling members in our QHPs, the exchanges have experienced certain implementation difficulties, and the timing and ultimate resolution of these issues remains uncertain. For example, there have been technical problems impeding individuals and small businesses from applying through the state and federal exchanges, hampering data collection and sharing efforts by regulators and health insurers and limiting consumer access to the online provider directory in California. As the enrollment process has advanced, state and federal regulators and exchange participants have engaged in discussions to troubleshoot various operational issues that have arisen with exchange rollout and implementation. Federal regulators have delayed certain functionalities and provided interim workarounds for other functionalities. Many of these technical fixes may put increased technical burdens on health insurers and increase our role in processing enrollments and plan changes and handling customer inquiries beyond what was initially anticipated. In addition, while we have adapted our products and sales practices to the new direct-to-consumer channel opened by the exchanges, on a going forward basis, the exchanges will also require us to market to and administer premium collection through a new population with which we have limited experience, which may present additional operational challenges.
There are a number of other aspects of the exchanges that have yet to be fully implemented or where there are still outstanding questions, including procedures for ensuring the accuracy of data displayed on the exchange websites and how inaccuracies will be addressed and remedied, procedures for reconciling the enrollee information held by insurers with that held by the exchange, procedures for allowing individuals to change personal information or make changes to their plans based on special enrollment periods or changes in circumstances, procedures for agent, broker and “assister” participation in the exchanges, procedures for the calculation, timing and payment of federal subsidies for premiums and cost-sharing reductions, the determination of standards for privacy and security of data held by the exchanges and related entities, and several aspects of the operation of reinsurance, risk corridors and risk adjustment mechanisms. Many of the primary functionalities of the federally facilitated small business health option program (SHOP) through which small employers can obtain coverage have been delayed until 2015. For 2014, this has increased the burden on issuers providing SHOP plans in conducting enrollment and otherwise administering health plans. Furthermore, the processes by which the federally facilitated SHOP will conduct enrollment, collect premiums and disperse those premiums to issuers, and perform other administrative functions, as well as the standards for plans participating in the federally facilitated SHOP are subject to change. In response to these and other changes in the health care market over time, our competitors could modify their product features or networks, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or, as some of our larger competitors have done, exit certain segments of the market. Competitors seeking to gain a foothold in the changing market may also introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Finally, our exchange strategy relies heavily on our use of tailored network products and there is no assurance that our tailored network strategy will be successful over time. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional information regarding our tailored network strategy.
Taken together, the exchanges’ operational issues, their untested nature, the evolving marketplace surrounding them and the responses of state and federal decisionmakers to these issues have created lingering uncertainty for us and other health insurers participating in the exchanges. For example, due in part to the technical implementation issues for the exchanges, CMS announced in November 2013 that it would not consider certain health plans in the individual and small group markets out of compliance with the ACA’s market reform requirements even if such requirements were not satisfied by the imposed deadline. CMS also encouraged relevant state regulators to adopt a similar transitional policy. Although the states in which we operate have not generally adopted such a transitional policy, states such as Arizona and California have allowed “early renewals”, whereby a plan is renewed for a policy year beginning in 2013 and extending into 2014. Such early renewals or other state or federal action that allows non-compliant plans to extend into 2014 and beyond may adversely impact the risk profile of the exchange population and result in adverse selection for QHPs, undermine the assumptions on which we based our 2014 premiums, and lead to uncertainty in our ability to predict costs and set premiums in future years. These decisions have demonstrated the ability of state and federal decisionmakers to revise the operational rules and regulations relating to the exchanges, in some cases with retroactive effect, in order to address future implementation or other difficulties, which may in turn impact the economics of the exchange marketplace and the success of our strategy with respect to the exchanges. The resultant uncertainty extends to certain aspects of the exchanges that remain under consideration, including among other things, the premium stabilization provisions described in further detail below, standards for listing on the exchanges, and the ability of individuals to make changes to health care plans for 2014 or take advantage of special enrollment periods or hardship exemptions. The fluid and novel nature of the exchange marketplace impacts our ability to predict exchange enrollment, premiums and costs, which may have an adverse effect on our revenues and results of operations. If we fail to effectively adapt our business strategy and operations to these evolving regulations and markets, our financial condition and results of operations may be adversely affected.
If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected.
The ACA contains risk adjustment provisions applicable to the individual and small group markets that took effect in 2014 and will shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past. The success of these initiatives depends in large part on our ability to accurately assess our health plans’ risk and incorporate that into the risk adjustment calculus. This calculation relies primarily on encounter data to define a health plan’s average actuarial risk. The process of accurately collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. We have been refining our health plan infrastructure and provider network to help ensure that we are accurately capturing this data, however, if we are unable to successfully execute this strategy, our revenues and results of operations may be adversely affected. In addition, assuming we accurately capture complete encounter data, there is continued uncertainty about how HHS will validate this risk adjustment data, and some of the technical details about the “distributed data collection” approach that HHS will apply when operating risk adjustment are still being finalized. This data collection process will also be subject to HHS audit, and there remains uncertainty regarding the types of penalties that will be imposed and the criteria for imposing such penalties where an insurer fails to provide sufficient data to HHS. Uncertainty or delay in the data collection process and the evaluation of preliminary risk scores in the context of our competitive market may limit our ability to accurately predict receivables or payables under the program and adversely impact our ability to set premium rates for future periods.
In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA. Because the final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until June 2015, depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs are subject to risks inherent in untested initiatives and the relevant regulatory framework for the ACA remains subject to change and interpretation over time. For example, recent proposed rules have proposed changes to the rules regarding which entities are required to contribute to the reinsurance program, and HHS has only recently finalized changes to the rules regarding when a plan sold outside of the exchanges is considered a QHP subject to the risk corridors program. In addition, there have been recent discussions regarding legislation to repeal the risk corridors program or reduce its funding. Whether due to such regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
A related provision of the ACA requires us to maintain certain minimum medical loss ratios, or “MLRs”. In the event we fail to maintain such minimum MLRs, we will be required to rebate ratable portions of our premiums to our customers annually. Certain state Medicaid programs, including with respect to the Medi-Cal expansion population, are imposing MLR requirements on Medicaid managed care organizations that generally require such plans to rebate ratable portions of their premiums to their state customers if they cannot demonstrate they have met the minimum MLRs. In addition, beginning in 2014, commercial MLRs must now incorporate the effect of the aforementioned premium stabilization provisions for individual and small group markets. Due in part to the uncertainty with respect to these premium stabilization provisions, we may be unable to accurately predict our MLR rebates, which may cause meaningful disruptions in our market share and our results of operations, financial position and cash flows could be materially adversely affected.
Our profitability will depend, in part, on our ability to accurately predict and control health care costs.
A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. Many of these costs, including costs associated with physician and hospital care, new medical technology and prescription drugs, for example, are rising. The total amount of health care costs we incur is affected by the number and type of individual services we provide and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through product pricing criteria, utilization management, product design, medical management initiatives and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Government-imposed limitations on Medicare and Medicaid reimbursement have also caused, and are expected to continue to cause, the private sector to bear a greater share of increasing health care costs. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan, or, in the case of the exchanges, that members who elect to purchase products through the exchange will utilize higher levels of health care services than those in off exchange products. Moreover, the introduction of new populations with which there is limited cost experience, including through Medicaid expansion, the exchanges and the CCI, as well as the uncertain impact of premium stabilization provisions on the industry could adversely affect our ability to accurately predict or control health care costs. Any of these factors could cause our health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.
Other factors that may adversely affect our ability to predict and control health care costs and, as a result, adversely affect our financial condition, results of operations and cash flows include but are not limited to changes in utilization rates; demographic characteristics; catastrophes; large scale public health epidemics; terrorist activity; unanticipated seasonality; changes in provider reimbursement; fluctuations in medical cost trends; the regulatory environment, including, for example, the implementation of the ACA or other state or federal laws and their impact on our health care costs and our ability to change our premium rates; health care practices; the introduction of new therapies, treatments or drugs; inflation; new technologies; clusters of high-cost cases; and continued consolidation of physician, hospital and other provider groups. A significant category of our health care costs is the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population, changes in the economic environment and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs, changes in discounts and the impact of health care reform on pharmaceutical manufacturers through such requirements as increased fees. For example, on December 6, 2013, the Food and Drug Administration approved the drug Sovaldi for treatment of hepatitis C, which is currently priced at approximately $84,000 for a 12-week course of treatment. Due to the relatively high incidence of hepatitis C in populations we serve and a number of factors that may drive significant demand for the product, Sovaldi may cause a significant increase in our health care costs and adversely affect our profitability and results of operations.
As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2013 would have been reduced by approximately $89 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.
We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations.
In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service, plan benefits and the quality and depth of provider networks, price has been and will continue to be a significant basis of competition. Any future increase in our premiums could result in the loss of members, particularly in light of continued economic pressures and the implementation of the ACA. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care and other costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. For example, certain of our competitors are not subject to the ACA's health insurer fee or are assessed at half the rate that we and other health insurers will pay. As a result, if, in the future we attempt to cover our increased costs from the health insurer fee through corresponding increases in our premium rates, we may not remain price competitive in the marketplace, including in the new health care exchanges. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors include, but are not limited to, increased utilization rates, increasing medical cost trends, catastrophes, public health epidemics, terrorist activity, unanticipated seasonality, changes in insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA or other state or federal laws. If we are unable to accurately estimate costs and set our premiums accordingly, it could have a material adverse effect on our business, financial condition or results of operations.
In addition, our ability to increase our premiums may be restricted by law. For example, the ACA requires the establishment of a process for review of “unreasonable” premium rate increases. As part of this rate review process, certain insurers may be excluded from participating in the state-based or federally facilitated exchanges created by the ACA if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The federal government and some states in which we do business have also required prior regulatory approval of premium rate increases and/or have subjected such increases to heightened scrutiny, such as third-party review. For example, the CDI and Department of Managed Health Care require a third-party actuarial review of health insurance carriers' and health plans' proposed premium rate increases to confirm compliance with applicable law, resulting in a potential delay in carriers' and plans' ability to implement rate increases. Further, in California, proponents of rate review have qualified an initiative measure for the November 2014 ballot that would, if approved, impose significant additional requirements on health plans relating to premium increases. These requirements and proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In recent years, certain of our competitors were asked by the Commissioner of the CDI to voluntarily delay implementation of scheduled premium increases to permit additional review by the CDI, which review led the carriers to reduce proposed rate increases. We have experienced, and are likely to continue to experience, greater scrutiny by regulators of proposed increases to our premium rates. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” (the “Health Care Reform Risk Factor”) and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.
The ACA and other federal and state legislation and regulations require a reconciliation of premiums based on a final assessment of the relative medical risk a health plan incurs in the individual and small group market. Since the risk value is based on a health plan’s score relative to the industry and enrollment growth of new populations with limited cost experience under ACA, we may be required to accrue additional liabilities based on the risk profile of the overall population.
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
The addition of new competitors in our industry can occur relatively easily and customers enjoy significant flexibility in moving between competitors. For example, the new developing marketplace created by the ACA's state-based and federally facilitated exchanges has and may continue to encourage new market participants and lead to increased competition in the individual and small group markets. There also is a risk that our customers may decide to perform for themselves functions or services currently provided by us, which could result in a decrease in our revenues. In addition, our providers and suppliers may decide to market products and services to our customers in competition with us.
In addition, the response to the ACA over time by our existing competitors and related adjustments to their offerings, if any, could cause meaningful disruption in local health care markets in which we operate. For example, certain state-based and federally facilitated exchanges mandated by the ACA commenced operations in 2014. The developing regulatory structure for these exchanges continues to evolve and will shape the marketplace for individual and small group health plans both within and outside the exchanges. These changes will require us and our competitors to modify strategies and operations in response. Among other things, while we have adapted our products and sales practices to the new direct-to-consumer channel opened by the exchanges, on a going forward basis, the exchanges will also require us to market to and administer premium collection through a new population with which we have limited experience, which may present additional operational challenges. In response to these and other changes in the health care market over time, our competitors could modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively.
In addition, while certain types of entities and benefits are exempt from the calculation of the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product lines. Consequently, the health insurer fee will represent a higher percentage of our premium revenues than those of certain of our competitors who are able to exempt all or a portion of their premium revenues from the health insurer fee allocation. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. For additional discussion of how the ACA continues to affect the competitive landscape in which we operate, see the Health Care Reform Risk Factor above.
In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, since the adoption of the ACA, we have seen further provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our Medicaid contracts, T-3 contract for the TRICARE North Region and MFLC contracts, are from time to time up for re-bid. If we were to lose any significant government contract to a competitor, or if we were to win the bid for such contract on less favorable terms, it could have an adverse effect on our profitability, financial condition and results of operations. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” for more information regarding our government contracts. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase our number of customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.
Growth in our tailored network products and the continued development of innovative provider relationships are important parts of our business strategy. For example, we have been working to build alliances with provider groups and other stakeholders in the health care system through shared risk arrangements, including ACOs, that have seen increasing support as state and federal governments and the health care industry seek to improve the quality of care while controlling the costs of such care. However, there can be no assurance that we will be able to successfully implement and maintain these strategic initiatives that are intended to position us for future profitable growth in the post-ACA marketplace; that the products we have designed in collaboration with certain providers will be successful or developed within the time periods expected; or that the products that we offer will be preferable to similar products of our competitors. These tailored networks are based on provider networks that may not include all hospitals or medical professionals. We cannot control the capacity of these organizations to serve new membership coming from other health plans or as a result of the ACA. Failure to successfully implement these strategies may have an adverse impact on our business, results of operations, financial condition and cash flows.
If we do not compete effectively in our markets, if we do not design and price our products appropriately and competitively, if we are unable to innovate and deliver products and services that demonstrate value to our customers, if we set rates too high or too low for highly competitive markets, if we lose membership in more profitable products while retaining or increasing membership in less profitable products, if we do not provide satisfactory service levels, if membership or demand for our services does not increase as we expect or if membership or demand for our services declines, it could have a material adverse effect on our business, financial condition and results of operations.
Our inability to estimate and maintain appropriate levels of reserves for claims may adversely affect our business, financial condition or results of operations.
Our reserves for claims are estimates of incurred costs based on a number of assumptions. An extensive degree of actuarial judgment is used in this estimation process and considerable variability is inherent in such estimates. The accuracy of these estimates also may be affected by external forces such as, for example, changes in medical claims submissions and payment patterns and medical cost trends. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported (“IBNR”) and for claims received but not processed. Our methodology for calculating these estimates is consistently applied from period to period, and our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period IBNR best estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Given the uncertainties inherent in such estimates, the actual liability could differ materially from the amounts reserved. If such a revision in our estimates results in significant unfavorable development, it could adversely affect current period net income, profitability per enrolled member and, subsequently, our earnings per share in any particular quarter or annual period. Our stock price could also be negatively impacted. If our actual claims liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. For additional information regarding our methodology in establishing our reserves for claims and other settlements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Estimates”.
Our businesses are subject to laws and significant rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.
Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change, and there is no guarantee that legislative or regulatory changes will not have a material adverse effect on us. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations or failures to meet standards or requirements have occurred. Regulatory agencies, such as the California Department of Managed Health Care, the California Department of Health Care Services, the CDI, CMS, the U.S. Department of Health & Human Services' Office of Civil Rights and state departments of insurance, have the authority to impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities. Certain of these agencies have done so in the past, and may impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities in the future if they determine that we have not complied with applicable laws, rules, and regulations. Further, such fines, penalties and restrictions may be more severe in circumstances in which regulatory agencies determine that we have repeatedly failed to comply with applicable laws, rules or regulations. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for further discussion on the impact of any fines, penalties or restrictions that may be imposed against us. As we have members in various states and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations, including the ACA and related health care reform initiatives could, among other things, force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See the Health Care Reform Risk Factor above and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” Further, we may be liable for violations of laws, rules and regulations by individual Health Net associates notwithstanding our internal policies and compliance programs. For example, see “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”
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
Our participation in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.
The CCI, and the duals demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the duals demonstration will be subject to a number of risks inherent in untested health care initiatives and new populations with limited cost experience. For example, there may be difficulties in the implementation of the demonstration that could detract from its acceptance by beneficiaries or increase our costs of participating in the demonstration. In addition, the CCI will require us to provide benefits with which we have limited operating experience, including but not limited to LTSS benefits. Our failure to successfully organize and deliver on this new model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in the CCI and our participation in the duals demonstration include:

•
Dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or the rates under our agreement with CMS and DHCS prove to be inadequate, our participation in the CCI may prove to be unprofitable.

•
We have designed and substantially implemented certain modifications to our internal administrative and operations structure to meet the demands of the CCI, including, without limitation, hiring new staff to run programs, implementing systems modifications, establishing new provider networks and making arrangements to provide LTSS either directly or by subcontracting with other parties, with all such modifications in compliance with both Medicare and Medi-Cal regulatory regimes. While CMS has administered a readiness assessment and subsequently allowed us to market for the demonstration, certain modifications relating to our provision of LTSS remain in process. To the extent we are unable to adequately modify our operations to address the provision of LTSS, it may negatively impact our profitability in the CCI.

•
Our profitability in the CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, both directly and through subcontracting arrangements with third parties. Because we have limited operating experience in providing and administering these benefits, particularly with respect to cost management, there is no assurance that the arrangements we have made and are continuing to refine will be on favorable terms or that the information exchange between us and these third parties will allow us to efficiently manage member care, which may adversely affect our results of operations, particularly as our Medi-Cal membership increases through, among other things, Medicaid expansion.

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

•
In each county, we will be offered as one of the health plans selected to participate in the CCI. Dual eligibles in each county will be able to select to receive benefits from any of the participating health plans. As a result of such competitive factors, we may not attract a satisfactory number of dual eligibles.

•
The duals demonstration is scheduled to begin in 2014, with active enrollment in Los Angeles and San Diego Counties to start on April 1, 2014, and is scheduled to conclude at the end of 2017. The commencement of the CCI, including the duals eligibles demonstration, has been subject to prior delay, and it is possible that the commencement of the CCI could be further delayed as a result of factors beyond our control. Also, after completion of the demonstration, the duals portion of the CCI may not continue and we may not be able to participate in the CCI if enacted in additional counties.

•
We are required to make required filings with, and obtain approvals from, regulatory authorities in order to meet the ongoing demands of the CCI. There can be no assurance that we will obtain these approvals on satisfactory terms, or at all.

•
We are subject to various other risks and uncertainties associated with participating in government programs such as Medicare and Medi-Cal, including, among other things, the ability of DHCS and CMS to terminate the agreement governing the demonstration without cause upon 180 days prior notice and the impact of changing legislation. For example, under current legislation, the D-SNP program will be terminated in January 2015, and all participating members will join the prospective dual eligible population. Any change to such legislation could have an adverse impact on our expected enrollment. See “—Medicare programs represent a significant portion of our business and are subject to risk”, “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” and “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows”.

Accordingly, there can be no assurance that the business opportunity presented by the CCI, including the duals demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have a material adverse effect on our business, financial condition and results of operation.

A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.
Approximately 52% of our total revenues in the year ended December 31, 2013 relate to federal, state and local government health care coverage or counseling programs, such as Medicare, Medicaid, TRICARE and MFLC. Nearly all of the revenues in our Government Contracts reportable segment, which does not include Medicare and Medicaid related revenues, come from the federal government, either directly or as a sub-contractor for a federal government contract. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information regarding our reportable segments. In addition, a growing portion of our revenues for our Western Region Operations reportable segment, which includes Medicare and Medicaid related revenues, relates to government programs, and this portion will increase in 2014 due to, among other things, Medicaid expansion and the scheduled implementation of the dual eligibles demonstration. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Western Region Operations Reportable Segment-California Coordinated Care Initiative” and “—Our participation in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons” for more information regarding our opportunities under the CCI and related risks. Due to this concentration of revenues, a significant reduction in revenues from the government programs in which we participate could have a material adverse effect on our business, financial condition or results of operations.
Our contracts with the government are generally subject to a highly structured competitive bid process and government discretion in the negotiation process, including with respect to performance requirements. If we fail to design and maintain programs attractive to our government customers, if we are not successful in winning new contracts or contract renewals on favorable terms, or if our existing contracts are terminated, our current government health care coverage or counseling programs business and our ability to expand these businesses could be materially and adversely affected. Under government-funded health programs, the government payor typically determines premium and reimbursement levels and generally has the ability to terminate our contract for convenience. Any reduction in premium or reimbursement levels by the government payor, such as Medicare Advantage payment rates as provided in the ACA, delays payments to us or increases premiums by less than our costs increase. If we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. In addition, the amount of government receivables set forth in our consolidated financial statements for our Government Contracts reportable segment represents our best estimate of the government's liability to us under TRICARE, MFLC, Patient Centered Community Care (“PC3”) and other government contracts, or amounts due us as a sub-contractor. These government receivables are generally estimates subject to government audit and negotiation, and there is an inherent uncertainty in government contracts based in large part on a vulnerability to disagreements with the government. As a result, the final amounts we ultimately receive under government contracts for our Government Contracts reportable segment may be significantly greater or less than the amounts we initially recognize in our consolidated financial statements. Medicare revenue that we record may also be subject to change due to risk adjustment reimbursement settlements. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about risks related to these risk adjustment reimbursement settlements. Moreover, with respect to the ACA's new premium stabilization provisions, the final determination and settlement of amounts due or payable relating to the 2014 calendar year will not occur until June 2015, which could have a material adverse impact our cash flows and results of operations.
Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, expand or reduce the scope of the contract, reduce the revenue received by us or increase in our administrative or health care costs, as applicable, under such programs. An enrollment freeze or significant reduction in payments from government programs in which we participate could adversely affect our business, financial condition or results of operations. Such changes may occur during re-competition of government contracts. The T-3 contract for our TRICARE business has one remaining one-year option period. The Department of Defense has notified us of its intent to exercise the remaining option period, which would extend our T-3 contract through March 31, 2015. The DoD has also informed us that it intends to request that we submit a proposal to add three additional one-year option periods to the T-3 contract. However, there can be no assurance that the Department of Defense will exercise the remaining option period under the contract, and if it is not exercised, our TRICARE business is opened up for rebidding and we are unable to secure a contract in the rebidding process, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Government Contracts Reportable Segment.”

In addition, the reimbursement rates we receive from federal and state governments relating to our government-funded health care coverage programs may be subject to change. For example, on April 1, 2013, CMS announced final 2014 Medicare Advantage benchmark payment rates for 2014 Medicare Advantage and Part D payments that we receive in connection with our participation in these programs. These payment rates represent reduced funding from the federal government compared to prior periods and adversely impacted our expected Medicare revenues for 2014. CMS announced proposed Medicare Advantage benchmark payment rates for 2015 on February 21, 2014, which involved further reductions to payments. As another example of our changing reimbursement rates, the State of California’s decision to transition its Healthy Families program members into Medi-Cal effectively reduced our reimbursement rates, as the rates we receive for Medi-Cal members are lower than those we received through the Healthy Families program. Any significant reduction in the reimbursement rates that we receive in connection with our government-funded health care coverage programs could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases.
Furthermore, on August 2, 2011, the Budget Control Act of 2011 was enacted in order to increase the federal government's debt limit and reduce the federal deficit. The Budget Control Act established a 12-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (the “Joint Select Committee”). The Joint Select Committee was tasked with proposing legislation to reduce the United States federal deficit by at least $1.2 trillion for fiscal years 2012-21 by December 23, 2011. Because the Joint Select Committee did not propose such legislation by the proposed deadline, approximately $1.2 trillion in domestic and defense spending reductions over fiscal years 2013-21 were to be automatically implemented beginning on January 1, 2013. The implementation of such reductions was delayed until April 1, 2013 as a result of the American Taxpayer Relief Act of 2012, and the reductions are split evenly (in dollar terms) between defense and non-defense spending. Medicare is subject to automatic spending reductions, subject to a 2% cap. Certain other programs, including Medicaid benefits, are exempt from the sequestration cuts. All parts of the Medicare program, including Medicare Advantage, were subject to cuts, and these reductions have adversely impacted our Medicare Advantage MCR. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. Preliminary budget legislation passed in December 2013 and an omnibus appropriations bill passed in January 2014 reduced or eliminated many of the sequestration cuts. However, the Medicare reductions (capped at 2%) were not eliminated and were extended for an additional two years, through 2023. In addition, legislation is currently being considered to repeal the “sustainable growth rate” formula that is used to calculate Medicare physician payments and replacing it with a new formula. While it is not currently clear what the details of any such legislation would be, such legislation, if finalized, could possibly make further cuts to Medicare payments or various related programs in order to offset the cost of the new payment formula.
Federal and state governments could also choose to require benefits to be delivered to new populations of potential members or require us to deliver new services to existing populations. If we have limited cost experience with these new populations or services, we may not be able to accurately predict or adequately control the associated health care costs. For example, California began mandatory Medi-Cal enrollment of SPDs in June 2011, and the higher than expected claims experience in this population contributed in part to the higher than expected health care costs we reported in 2012. In addition, as part of the CCI, we will be required to expand our current Medi-Cal offerings to provide LTSS benefits to all our existing Medi-Cal members, including SPDs and those who do not participate in the duals demonstration portion of the CCI. We have limited operating experience in providing LTSS benefits. Finally, California also recently enacted a bill under which DHCS will require us to expand the list of required services to our Medi-Cal population. Under this legislation, effective as of January 1, 2014, we are required to administer certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion. If we are unable to effectively make such arrangements on favorable terms or otherwise fail to adequately administer these new benefits, including successfully managing the associated costs, our financial condition and results of operations may be adversely affected.
In addition, Medicaid expansion in California and our entrance into Medicaid in Arizona have and will continue to significantly increase our Medicaid enrollment. This new population of members may have different characteristics than our existing Medicaid population. If we do not accurately predict the costs of providing benefits to this new population, fail to obtain suitable rates or otherwise fail to effectively incorporate this new population into our existing Medicaid business, our results of operations, financial condition and cash flows could be adversely affected.
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
Medicare programs represent a significant portion of our business, accounting for approximately 27% of our total premium revenue in our Western Region Operations reportable segment in 2013 and an expected 22% in 2014. The ACA includes, among other things, provisions that significantly reduce the government’s Medicare payment rates. For more information on the risks associated with the ACA, see the Health Care Reform Risk Factor above. Provisions of the ACA, including the reduction in Medicare payment rates, may have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, all parts of the Medicare program, including Medicare Advantage, are subject to the risks of reduced government funding, including in connection with significant spending reductions in connection with the Budget Control Act of 2011. For example, on February 21, 2014, CMS announced proposed Medicare Advantage benchmark payment rates for 2015, which reflected funding reductions from the prior year. For additional detail on these cuts and the potential effect on our Medicare business, see “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations”. The cumulative impact of reimbursement rate and funding reductions have had an adverse impact on our profitability, and any further significant reductions in the reimbursement rates that we receive in connection with our Medicare business could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases, including through the dual eligibles demonstration.
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
In connection with our participation in the Medicare Advantage and Part D programs, we regularly record revenues associated with the risk adjustment reimbursement mechanism employed by CMS. This mechanism is designed to appropriately reimburse health plans for the relative health care cost risk of its Medicare enrollees. Under the CMS risk adjustment methodology, all Medicare Advantage plans must collect and submit diagnosis code data from hospitals and physician providers to CMS by specified deadlines. CMS uses this diagnosis information to calculate the risk adjusted premium paid to Medicare Advantage plans throughout the year. For any given year, the final settlement of these risk adjustment payments is generally made in the third quarter of the following year. Because the recorded revenue associated with the risk adjustment reimbursement mechanism is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be significantly greater or less than the amounts we initially recognize on our financial statements. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for information on potential audits of the coding practices and provider documentation supporting the risk adjustment payments that we receive for our Medicare members.

In addition, CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on certain measures of quality. The Star Ratings are used by CMS to award quality-based payments to Medicare Advantage plans. Beginning with the 2014 Star Rating, (calculated in the Fall of 2013), Medicare Advantage plans that achieve a minimum of 4 Stars will receive a quality-based payment in 2015. Quality-based payments related to the 2011, 2012 and 2013 benefit years have been based on a Quality-Based Payment Demonstration. The methodology and measures used in the Star Ratings system are changed annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally. For the 2014 Star rating (2015 payment year), our California HMO and Oregon PPO contracts with CMS were measured at 4.0 Stars, our Arizona HMO was measured at 3.5 Stars and our Oregon HMO and California PPO were measured at 3.0 Stars under the Star Ratings system. This will place approximately 80% of our current membership in 4.0 Star plans for 2014 that are expected to receive a quality-based payment in 2015. We are continuing to make efforts to improve our Star Ratings and other quality measures, but a failure to achieve a 4 Star Rating, and consequently to receive a quality-based payment in any year, would have an adverse effect on our revenue, income and reputation, and could hinder our ability to compete effectively in the Medicare marketplace.
If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.
The level of our administrative expenses can affect our profitability, and we may not be able to manage the level of our administrative expense in all circumstances. In addition, many of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do, which among other things, may allow them to more successfully manage their general and administrative expense ratios. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, reliance on outsourced services, acquisitions and divestitures, business or product start-ups or expansions, such as, for example, our scheduled participation in the CCI and the health insurance exchanges, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could require us to increase premium rates in order to cover our health care costs and general and administrative expenses.
During recent years we have dedicated significant resources to implement programs designed to achieve general and administrative cost savings and improve our operational performance. As a part of these programs, we have and will continue to contract with key strategic partners in an effort to lower our cost structure and incremental costs and consolidate business and management operations. In addition, we are continuing to explore opportunities to address our scale issues including without limitation opportunities to outsource other business process functions. However, there can be no assurance that our strategies to reduce our general and administrative costs and improve our operational performance will be successful or achieve anticipated savings.
In addition, in order to offset some of the reduced revenues from certain of our contracts, we continue our efforts to reduce, reallocate or eliminate certain overhead and other administrative expenses. We cannot guarantee that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability.
Our business is regionally concentrated in the states of California, Arizona and Oregon.
Our business operations are primarily concentrated in three states: California, particularly Southern California, Arizona and Oregon. The majority of our Medicaid operations are in the state of California, with a high concentration of operations and members in Los Angeles County, and we now participate in the Medicaid program in Arizona. Our scheduled participation in the dual eligibles demonstration will further increase our concentration in Southern California, particularly Los Angeles County. Due to this geographic concentration, in particular in Southern California, we are exposed to the risk of a deterioration in our financial results if our health plans in these areas, in particular, Southern California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these areas. If economic conditions in the state of California or in the other states in which we operate deteriorate, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations and cash flows could be adversely affected. For example, in the past, budget issues have led the State of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
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
We utilize claims submissions, medical records and other medical data as provided by health care providers as the basis for payment requests that we submit to CMS under the risk adjustment model for our Medicare Advantage contracts. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (“RADV”) audits of selected Medicare health plans, including ours, to validate the coding practices of and supporting documentation maintained by health care providers. Our Arizona health plan has been recently selected for such an audit. Such audits may result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS. In February 2012, CMS published a final RADV audit and payment adjustment methodology. The methodology contains provisions allowing retroactive contract level payment adjustments for the year audited, beginning with 2011 payments, using an extrapolation of the “error rate” identified in audit samples and, for Medicare Advantage plans, after considering a fee-for-service “error rate” adjuster that will be used in determining the payment adjustment. Depending on the error rate found in those audits, if any, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.
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

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we may incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.
We have been in the past, are currently, or may become in the future, subject to a variety of legal actions, including but not limited to claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, and insufficient payments for out-of-network services. These legal actions also include claims brought against companies in general, including, but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including suits for securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. For example, we currently are a party to certain putative class and collective actions relating to the alleged misclassification of certain independent contractors under our MFLC program. See “Item 3. Legal Proceedings” for further information on this matter. In addition, we incur and likely will continue to incur potential liability for claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. For example, we currently are party to various putative class action lawsuits filed in federal and state courts in connection with our announcement that certain server drives containing protected health information or personally identifying information of certain individuals are unaccounted for in connection with the migration of our data center to a facility owned and operated by a third party vendor. These actions assert a variety of legal claims, including claims under the California Confidentiality of Medical Information Act, and seek damages under that statute as well as other compensatory damages, restitution, injunctive relief and attorneys' fees. See “Item 3. Legal Proceedings” and “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected” for additional information. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, unfair or improper business practices and violations of state or federal antitrust laws and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.
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
We may not be able to manage our membership growth effectively.
We expect that our membership may grow rapidly as a result of the changing health care environment including as a result of the implementation of the exchanges, the CCI and Medicaid expansion in California and Arizona. Such rapid growth in our membership could significantly strain our management and other resources. Our ability to manage the membership growth effectively will depend, in part, on our ability to simultaneously implement multiple, complex initiatives, to modify operational, financial and management information systems and functions on a timely basis and to attract, train, and retain skilled employees. In the event that we are unable to manage our membership growth effectively, this could have a material adverse effect on our business, financial condition, cash flows, or results of operations. See “—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations” for additional information.
We are subject to risks associated with outsourcing services and functions to third parties.
We currently contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology infrastructure and applications solutions providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. We are continuing to explore opportunities to address our scale issues including without limitation opportunities to outsource other business process functions, such as in the area of information technology. Our current and any future arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures may not be adequate to fully compensate us for any losses suffered as a result of any vendor's failure to satisfy its obligations to us or under applicable law. Our current and any future outsourcing arrangements could be adversely impacted by changes in the vendor's or service provider's operations, security posture or vulnerabilities, financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. If these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, may be required to pay a termination fee, which may be significant, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems or disputes that could adversely impact our business, financial condition and results of operations.
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
As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, a range of strategic, regulatory, competitive, financial, operational, information technology, information security, reputational, external and industry risks identified in this Risk Factors discussion. The third party vendors and service providers to which we outsource key functions are required to achieve and maintain compliance with applicable federal and state laws and regulations and contractual requirements. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. As we consider further outsourcing of key functions, this risk increases. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability, our ability to retain or grow business or adversely affect our business, financial condition or results of operations.
If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected.
We contract with hospitals, provider groups and other providers as a means to provide access to health care services for our members, to manage health care costs and utilization and to monitor the quality of care being delivered. In any particular market, providers could refuse to contract with us, demand higher payments or take other actions, including litigation, which could result in higher health care costs, less desirable or uncompetitive products for customers and members, disruption to provider access or limited access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate contract terms that are unfavorable to us or otherwise place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected. The continuing trend of consolidation of hospitals, provider groups and other providers may further enhance this risk, particularly if such consolidation involves any of the hospitals, providers or provider groups that we currently have under contract.
As the health care environment has evolved, we have developed and are continuously working to monitor strategic provider relationships with respect to the new market driven by, among other things, the ACA, the CCI and other federal and state health care reforms, regulations and initiatives. Accordingly, our business strategy includes creating tailored network products and other customized customer solutions through, among other things, strategic provider relationships that help manage the cost of care. For example, our product portfolios and services include offerings such as SmartCareSM, ExcelCareSM and CommunityCareSM, which are recent collaborations with our provider partners. Through these types of arrangements, we offer tailored network product offerings served by more cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 38% of total commercial risk membership as of December 31, 2013, compared with 35% as of December 31, 2012. For additional information on our tailored network products and innovative provider relationships, see “Item 1. Business-Segment Information-Western Region Operations Segment-Managed Health Care Operations.” Continued membership growth in our tailored network products and continued development of strategic provider relationships are important parts of our business strategy. In addition, we will need to finalize our provider network on satisfactory terms to support our participation in the CCI, including the provision of LTSS benefits for dual eligibles and other individuals, a service that we have not previously provided or managed. However, there can be no assurance that we will be able to successfully implement these strategic initiatives, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or the products that we offer will be preferable to similar products of our competitors. For additional discussion of the risks associated with our participation in the CCI, see “—Our participation in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.” Failure to successfully implement these strategic initiatives may have an adverse impact on our business, results of operations, financial condition and cash flows.

We contract with professional providers in California for HMO primarily through capitation fee arrangements. Generally, under a capitation fee arrangement, we pay a provider group a fixed amount per member per month and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with primary care physicians, specialists and other secondary providers to provide services. In addition, we frequently delegate responsibility for certain functions such as claims payment or utilization management to these providers under a "delegated HMO" model. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group's financial instability or failure to pay specialists or secondary providers for services rendered could be exacerbated by the current economic conditions, and could lead specialists or secondary providers to demand payment from us, even though we have made our capitated payments to the provider group. Health Net will be relying on our delegated, capitated physician groups to disperse this additional payment to their eligible providers. Depending on state law, we could be liable for such claims. In California, for instance, although legal precedent to date has held that health plans are normally not liable for unpaid provider claims under these circumstances, there can be no assurance that the law will not change, or that we will not be found liable for unpaid provider claims in the future. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with specialists or secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.
In addition, certain provisions of the ACA, including for example, the risk adjustment program, may make our existing provider fee arrangements less successful in certain of our market segments. The risk adjustment program defines a health plan's average actuarial risk and subsequently determines such health plan's risk adjustment payment allocation based on the collection of encounter data from providers. This structure puts more heavily capitated health plans such as ours at a disadvantage because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. As a result, we have been working with providers to enhance our traditional capitation arrangements to help better align our and our providers' interests in capturing accurate and complete encounter data and determining an accurate average actuarial risk. In the case of our CommunityCare product offering we have a hybrid fee arrangement, which includes direct fee for service (FFS) payment to certain providers. For additional detail on the risk adjustment program and how the ACA and related proposals and initiatives are changing the health care landscape, see the Health Care Reform Risk Factor above, “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.” There can be no assurance that we will be able to successfully agree with providers to implement these modifications or manage health care costs efficiently under an FFS payment model. Failure to successfully implement this strategy may have an adverse impact on our results of operations, financial condition and cash flows.
Our dependence on capitated provider groups is substantial in our Western Region Operations reportable segment. Approximately 71% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2013. Our use of tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members' access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.
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
These market conditions expose us to a number of risks, including risks associated with the potential financial instability of our customers. In light of the substantial uncertainty surrounding the ultimate impact of the ACA and related state health care reform proposals, how the implementation of these new requirements will affect these risks remains unclear. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. Prior to the effective date of the ACA's guaranteed issue requirement, adverse economic conditions may also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.
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
As of December 31, 2013, our Medi-Cal membership was approximately 1.1 million members, and it is expected to increase in 2014. Our Medi-Cal membership will increase as a result of Medicaid expansion and our participation in the CCI. However, the State of California has a recent history of budget deficits. Continued challenging economic conditions, another economic downturn or continued government efforts to contain medical costs and health care related expenditures could continue to adversely affect state and federal budgets, including California's, resulting in reduced or delayed reimbursements or payments in our federal and state government-funded health care coverage programs, including Medicare and Medi-Cal or reimbursements or payments in these programs that do not keep pace with our cost trends. For additional discussion on budget issues at the federal level and the potential risks to our business, see “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations.” If rate cuts are implemented retrospectively to payments already negotiated and/or received from the government, it could adversely affect our revenues and financial results. This risk may be amplified as our Medi-Cal membership may increase through, among other things, potential Medicaid expansion in California and our participation in the CCI. However, the impact of such cuts could be limited since they would need to be reconciled with minimum payment rates for primary care physicians dictated by the ACA for 2013 and 2014. See “—A significant reduction in revenues from the government programs in which we participate or other changes to these programs could have a material adverse effect on our business, financial condition or results of operations” for additional information regarding proposals to reduce California's Medi-Cal provider reimbursement rates and other state and federal budgetary matters that may impact us. In addition, continued state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and HMOs, and could adversely affect our results of operations. Moreover, any enrollment freeze or significant delay in reimbursement payment from government programs in which we participate could adversely affect our business, financial condition, cash flows and results of operations. For example, in the past, budget issues have led the State of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
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
CMS adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized. The new ICD-10 coding set is currently required to be implemented by October 2014. We will be required to incur additional expenses to implement and support the new ICD-10 coding set. If we have not adequately implemented the requirements of the ACA and ICD-10 within the time period required, our results of operations, financial condition and cash flows would be adversely affected.

We also face challenges with respect to our implementation and support of the requirements of the ACA. Because federal and state regulators are still in the process of determining the final rules and regulations relating to the implementation of the ACA, there remains substantial uncertainty with respect to these requirements, including, but not limited to rules and regulations related to the state-based and federally facilitated exchanges, the assessment and collection of the health insurer fee and the reinsurance, risk adjustment and risk corridors programs. Among other things, we have been required to define and implement new billing and payment capabilities and support new requests from third parties and government agencies for data collection and reporting. These additional demands have required and are continuing to require us to make significant systems changes, including developing, investing in, configuring, installing and monitoring the performance of new products and technology. The implementation of these changes has required and will continue to require the expenditure of material resources. See the Health Care Reform Risk Factor and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us” for further information regarding the ACA and the challenges we continue to face in implementing its provisions. As the requirements of supporting our businesses evolve over time under the ACA's dynamic marketplace, there can be no assurances that we will be able to make the necessary systems changes or other modifications necessary to successfully meet such demands. If we do not successfully respond to such demands in a timely manner, our results of operations, financial condition and cash flows could be materially adversely affected.
We must comply with requirements relating to patient privacy and information security, including taking steps to ensure compliance by our business associates with HIPAA.
The Department of Health and Human Services has regulations in place under HIPAA relating to the privacy and security of protected health information (“PHI”). These regulations, as amended, require health plans, clearinghouses and providers to, among other obligations: comply with various requirements and restrictions related to the use, disclosure, storage, and transmission of PHI; adopt rigorous internal policies and procedures to safeguard PHI; and enter into specific written agreements with business associates that receive, use and/or create PHI on our behalf. HIPAA also established significant civil and criminal sanctions for violations. These regulations expose us to liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) of 2009 expanded HIPAA's requirements for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for violations, and imposed notice obligations in the event of a breach of unsecured PHI. The HITECH Act has been implemented on a rolling basis through subsequent rulemaking. On January 17, 2013, the Office of Civil Rights (“OCR”) of HHS issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act. The omnibus final rule became effective on March 26, 2013, with an applicable compliance date of September 23, 2013. Although our contracts with our business associates provide for protections of PHI by our business associates, we may have limited control over the actions and practices of our business associates. Compliance with HIPAA and state and federal privacy and security laws and regulations has resulted in and may in the future result in significant costs to us due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by us or our business associates. See also “—If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.”
If we fail to comply with requirements relating to patient privacy and information security, including taking steps to ensure that our business associates who obtain access to sensitive patient information maintain the privacy and security of such information, our reputation and business operations could be materially adversely affected.
The collection, maintenance, use, disclosure and disposal of individually identifiable health information or data, including PHI, by our businesses are regulated at the federal and state levels, and in some cases are subject to contractual requirements. Despite the privacy and security measures we have in place to ensure compliance with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber attack, misplaced or lost data, programming and/or human errors or other similar events. For example, in January 2011, we were notified by a third party vendor that certain of our server drives could not be accounted for in connection with the migration of our data center to a facility owned and operated by our third party vendor. We reported the loss to authorities and notified affected individuals. We recently received preliminary approval of a settlement agreement with respect to various putative class action lawsuits brought in federal and state courts on behalf of individuals who claim to have been affected by this incident and the matter remains under review by certain regulatory agencies. See “Item 3. Legal Proceedings” and “—We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project” for additional information.
A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems, and we have experienced external attacks on our network, such as, for example, reconnaissance probes, denial of service attempts, malicious software injection attacks and phishing attacks in the past. We have expended significant resources to protect against such attacks, detect if and when attacks occur, respond to these attempted attacks and recover the enterprise to regular operations, and we expect to continue to do so in the future. Any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our members during the occurrence of any such incident. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations.
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
Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. Our Senior Notes payable balance was $399.3 million as of December 31, 2013. In addition, we have a $600 million five-year revolving credit facility that expires in October 2016. As of December 31, 2013, we had $100.0 million outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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
Claims paying ability, financial strength, and debt ratings by nationally recognized ratings agencies are increasingly important factors in establishing the competitive position of insurance companies and managed care companies. We believe our claims paying ability and financial strength ratings also are important factors in marketing our products to certain of our customers. In addition, our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Rating agencies review our ratings periodically and there can be no assurance that our current ratings will be maintained in the future. Our ratings reflect each rating agency's independent opinion of our financial strength, operating performance, ability to meet our debt obligations or obligations to policyholders and other factors, and are subject to change. Potential downgrades from ratings agencies, should they occur, may adversely affect our business, financial condition and results of operations.
We are a holding company and substantially all of our cash flow is generated by our subsidiaries. Our regulated subsidiaries are subject to restrictions on the payment of dividends and maintenance of minimum levels of capital.
As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Under California’s Health Care Service Plan Act of 1975, as amended (also known as the Knox-Keene Act), our subsidiaries that are licensed under the Knox-Keene Act must comply with certain minimum capital or tangible net equity (“TNE”) requirements ranging up to 130% of a specified minimum TNE for larger and older licensees such as Health Net of California. In addition, each of our subsidiaries regulated under the Knox-Keene Act have agreed to certain undertakings to the Department of Managed Health Care, restricting dividends and loans to affiliates, to the extent that the payment of such would reduce its TNE below 130% of the minimum requirement, or reduce its cash-to-claims ratio below 1:1. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts as determined by the state’s formula. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and free cash flow. For additional information regarding our regulated subsidiaries' statutory capital requirements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.”
The value of our intangible assets may become impaired.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $579.7 million as of December 31, 2013, representing approximately 15 percent of our total assets and 36 percent of our consolidated stockholders' equity at December 31, 2013.
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
From time to time, we divest businesses that we believe are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources—Critical Accounting Estimates—Goodwill and Other Intangible Assets” for further discussion of our procedures related to goodwill and other intangible assets.
The value of our investment portfolio and our goodwill could be adversely impacted by varying economic and market conditions which could, in turn, have a negative effect on our results of operations and stockholders' equity.
Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2013, our available-for-sale investment securities were approximately $1.63 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.
The current economic environment and the volatility of capital markets could negatively impact the liquidity of investments, such as the debt securities we hold, and a worsening in these markets could have additional negative effects on the liquidity and value of our investment assets. In addition, such uncertainty has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.
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
The market price of our common stock is subject to volatility. In 2012, the per share value of our common stock decreased by 20.1% and in 2013, the per share value of our common stock increased by 22%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the Standard & Poor's 400 Mid-Cap Index of which our common stock is a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have shown significant volatility and sensitivity in response to many factors, including the ACA and health care reform generally, public communications regarding managed care, legislative or regulatory actions, political developments, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, reductions in government reimbursement, competition, earnings, proposed changes in or the introduction of new government programs or initiatives, developments with respect to the CCI, receivable collections or membership reports of particular industry participants, and market speculation about or actual merger and acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.
Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and otherwise adversely affect our business.

Negative publicity regarding the managed health care industry and health care reform could adversely affect our ability to market and sell our products and services.
Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding premium rate increases and government investigations into the industry and our own business practices. Such risks may be exacerbated in the event we and other companies in our industry raise premium rates by more than has been done in recent years to price for the expanded benefits required by, and the fees, taxes and assessments imposed by, the ACA or to respond to any increase in medical cost trends. In addition, health care, health care reform and its implementation and related health care reform proposals have been and are expected to continue to be the subject of intense media attention and political debate. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of our practices or those of the industry or litigation that could adversely affect us.
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
Our $600 million revolving credit facility due in October 2016 requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure-Revolving Credit Facility” for further details regarding our revolving credit facility.
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
The ACA includes broker and agent commissions as administrative expenses for purposes of calculating the minimum medical loss ratio. As a result, these expenses will be under the same cost reduction pressures as other administrative costs of health insurers, and there is pressure to make changes to existing commission structures for brokers and agents. For example, some of our competitors have reduced the commissions payable to brokers and agents for sales in the large group, small group and individual markets, and we have implemented similar reductions in those markets in California and Arizona. In addition, the implementation of certain provisions of the ACA, including the exchanges, will open new distribution channels to customers and may reduce or otherwise modify the roles that brokers play in our marketing and sales practices. Our relationships with brokers and agents could be adversely impacted by changes in our business practices to address these pressures and changing roles, including potential reductions in commissions and changes in the treatment of consulting fees.
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
We are dependent on our ability to recruit, manage, enable and retain a skilled and talented workforce.
Our products and services and our operations require a large number of employees. As of December 31, 2013, we employed 7,565 individuals on a full-time basis and 94 individuals on a part-time or temporary basis. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objectives, which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing health care environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. Our business could be adversely affected if we are unable to recruit, manage, enable and retain talent and meet upcoming challenges and opportunities. In addition, the impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company.
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
An outbreak of a pandemic disease and/or future terrorist activities, including bio-terrorism, could materially and adversely affect the U.S. economy in general and the health care industry specifically. Depending on the government's actions and the responsiveness of public health agencies and insurance companies, a large-scale public health epidemic or future acts of bio-terrorism could lead to, among other things, increased utilization of health care services and the associated increased health care costs due to increased in-patient and out-patient hospital costs, disruption of information and payment systems and the cost of any anti-viral or other medication used to treat affected people.
Disasters, including earthquakes, fires and floods, could severely damage or interrupt our systems and operations and result in an adverse effect on our business, financial condition or results of operations.
Disasters such as fires, floods, earthquakes, tornados, power losses, virus outbreaks, telecommunications failures, break-ins or similar events could severely damage or interrupt our systems and operations, result in loss of data, and/or delay or impair our ability to service our members and providers. We have in place a disaster recovery plan that is intended to provide us with the ability to recover our critical information technology systems in the event of a natural disaster utilizing various alternate sites provided by a national disaster recovery vendor. We also have business continuity plans that provide for the processes and resources necessary to operate during and following a disaster. However, there can be no assurance that such adverse effects will not occur in the event of a disaster. Any such disaster or similar event could have a material adverse effect on our business, financial condition and results of operations.
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
In Rancho Cordova and San Rafael, California, we lease an aggregate of approximately 593,216 square feet of office space that is used for operations in our Western Region Operations and Government Contracts reportable segments. The related leases expire at various dates ranging from September 2014 to June 2022.
In addition to the office space referenced above, we lease approximately 50 sites in 11 states, totaling approximately 646,187 square feet of space, which are used by our reportable segments for their respective operations. We also lease approximately 396,990 square feet of office space in Shelton, Connecticut under leases expiring at various dates ranging from 2016 to 2017. We no longer conduct operations in Shelton, and have subleased a portion of this space under subleases expiring at various dates ranging from 2014 to 2016.
We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support operations for all of our reportable segments.
We believe that our properties are adequate and suitable to meet our business needs.
Item 3. Legal Proceedings.

Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Item 3 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Item 3 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Military Family Life Consultants Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in Washington state court and California federal court relating to the independent contractor classification of Military Family Life Consultants (“MFLCs”) who contracted with our subsidiary, Managed Health Network Government Services, Inc. (“MHNGS”), to provide short-term, non-medical counseling at U.S. military installations throughout the country.
On June 14, 2011, two former MFLCs filed a putative class action in the Superior Court of the State of Washington for Pierce County against Health Net, Inc., MHNGS, and MHN Services d/b/a MHN Services Corporation (also a subsidiary), on behalf of themselves and a proposed class of current and former MFLCs who have performed services as independent contractors in the state of Washington from June 14, 2008 to the present. Plaintiffs claim that MFLCs were misclassified as independent contractors under Washington law and are entitled to the wages and overtime pay that they would have received had they been classified as non-exempt employees. Plaintiffs seek unpaid wages, overtime pay, statutory penalties, attorneys’ fees and interest. We moved to compel the case to arbitration, and the court denied the motion on September 30, 2011. We appealed the decision. The Washington Supreme Court affirmed the trial court’s decision on August 15, 2013. On February 26, 2014, we removed this case to the United States District Court for the Western District of Washington, pursuant to the Class Action Fairness Act.
On May 15, 2012, the same two MFLCs who filed the Washington action, as well as twelve other named plaintiffs, filed a proposed collective action lawsuit against the same defendants in the United States District Court for the Western District of Washington on behalf of themselves and other current and former MFLCs who have performed services as independent contractors nationwide from May 15, 2009 to the present. They allege misclassification under the federal Fair Labor Standards Act (“FLSA”) and seek unpaid wages, unpaid benefits, overtime pay, statutory penalties, attorneys’ fees and interest. They also seek penalties under California Labor Code section 226.8. The court has since transferred the case to the United States District Court for the Northern District of California (the “Northern District of California”) to relate it to a virtually identical suit filed on October 2, 2012 against MHNGS and Managed Health Network, Inc. (“MHN”) (also a subsidiary).
The October 2012 Northern District of California suit alleges misclassification under the FLSA on behalf of a nationwide class, as well under several state laws on behalf of MFLCs who worked in California, New Mexico, Hawaii, Kentucky, New York, Nevada, and North Carolina. On October 24, 2013, the parties agreed to toll the statutes of limitations for overtime violations in the following states: Alaska, Colorado, Illinois, Maine, Maryland, Massachusetts, Montana, New Jersey, North Dakota, Ohio, and Pennsylvania.
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending the Ninth Circuit appeal. On September 13, 2013, Plaintiffs moved to dismiss the appeal based on collateral estoppel in light of the Washington Supreme Court’s August 15, 2013 ruling. We opposed that motion. The appeal and Plaintiffs’ motion to dismiss are currently pending.
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
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. On October 23, 2013, counsel for the named plaintiffs filed a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. The Court granted that motion on November 21, 2013, and has scheduled the final approval hearing for June 4, 2014. On January 21, 2014, notices were sent to class members advising them of the Settlement Agreement and providing them with information regarding the benefits available to them, as well as their rights to object or opt out of the Settlement Agreement. In the event the Settlement Agreement receives final approval, each of the three putative class actions described above will be dismissed with prejudice, and all class members who do not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which would cover all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above would be eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer would be eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members would be eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We will also be responsible for the payment of the award by the Sacramento County Superior Court of approximately $2.3 million in fees and expenses to plaintiffs' counsel for the three class actions described above.

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
We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care ("DMHC").
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
Potential Settlements
We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Item 3, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Item 3, could be substantial and, in certain cases, could result in a significant earnings charge or impact on our cash flow in any particular quarter in which we enter into a settlement agreement and could have a material impact on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange (“NYSE”) since January 2012.

	High	Low
Calendar Quarter—2012
First Quarter	$40.22	$30.43
Second Quarter	$41.22	$23.80
Third Quarter	$27.42	$16.65
Fourth Quarter	$26.58	$21.09

Calendar Quarter—2013
First Quarter	$29.57	$24.16
Second Quarter	$33.30	$26.69
Third Quarter	$33.90	$29.11
Fourth Quarter	$33.52	$25.40
On February 24, 2014, the last reported sales price per share of our common stock was $33.33 per share.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Company’s equity compensation plans is incorporated by reference in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Holders of Common Stock
As of February 24, 2014, there were 1,607 registered holders of record of our common stock.
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
 Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program, taking the total available authorization under our stock repurchase program to $400 million as of that date. Subject to the approval of our Board of Directors, we may repurchase our common stock under our stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The timing of any repurchases and the actual number of shares of stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our stock repurchase program may be suspended or discontinued at any time.
During the year ended December 31, 2013, we repurchased 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2013 was $280.0 million. For additional information on our stock repurchase program, see Note 9 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2013, as of December 31, 2013:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	2,400,059	(c)	$26.20	$62,873,931	2,400,000	$287,127,636
February 1—February 28	818,916	(c)	27.22	22,289,959	257,211	$280,000,018
March 1—March 31	834	(c)	28.68	23,919	—	$280,000,018
April 1—April 30	1,203	(c)	29.40	35,368	—	$280,000,018
May 1—May 31	7,492	(c)	31.77	238,020	—	$280,000,018
June 1—June 30	259	(c)	31.07	8,047	—	$280,000,018
July 1—July 31	589	(c)	31.47	18,534	—	$280,000,018
August 1—August 31	1,937	(c)	30.84	59,741	—	$280,000,018
September 1—September 30	38,661	(c)	33.73	1,304,036	—	$280,000,018
October 1—October 31	1,999	(c)	32.01	63,996	—	$280,000,018
November 1—November 30	2,674	(c)	28.34	75,790	—	$280,000,018
December 1—December 31	3,550	(c)	28.49	101,125	—	$280,000,018
	3,278,173		$26.57	$87,092,466	2,657,211
 ________

(a)
During the twelve months ended December 31, 2013, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the twelve months ended December 31, 2013, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph
The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the “S&P 500 Index”) and our Industry Peer Group Index. We

calculate year-end values based on the closing prices from the final trading days in December 2008, 2009, 2010, 2011, 2012 and 2013. The graph assumes that $100 was invested on December 31, 2008 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies' stock performance on the basis of market capitalization at the beginning of each annual period.
The Company’s Industry Peer Group Index includes the following companies: Aetna, Inc. ("Aetna"), Cigna Corporation, Humana, Inc., UnitedHealth Group, Inc. and WellPoint, Inc. The peer group index excludes Coventry Health Care, Inc. ("Coventry"), which was included in the peer group index in prior years. Coventry was acquired by Aetna in May 2013, and as a result, full year standalone performance is not available.
Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Health Net	$100.00	$213.87	$250.60	$279.34	$223.14	$272.45
Standard & Poor’s 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Industry Peer Group Index	$100.00	$126.56	$137.62	$185.97	$194.26	$288.49
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

 Item 6. Selected Financial Data.
The following selected financial and operating data as of and for the years ended December 31, 2013, 2012, and 2011 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2010 and 2009 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$10,377,073	$10,459,098	$9,878,687	$9,492,460	$11,975,356
Government contracts	572,266	689,121	1,416,619	3,344,483	3,104,700
Net investment income	69,613	82,434	74,161	71,181	105,930
Administrative services fees and other income	34,791	17,968	11,523	21,126	61,976
Divested operations and services revenue	—	40,471	34,446	186,167	—
Total revenues	$11,053,743	$11,289,092	$11,415,436	$13,115,417	$15,247,962
INCOME SUMMARY (1):
Income (loss) from continuing operations	$170,126	$25,681	$61,056	$171,885	$ (81,948)
Income on discontinued operation, net of tax	—	96,382	11,064	32,358	32,944
Net income (loss)	$170,126	$122,063	$72,120	$204,243	$ (49,004)
NET INCOME (LOSS) PER SHARE—DILUTED (1):
Income (loss) from continuing operations	$2.12	$0.31	$0.68	$1.73	$ (0.79)
Income of discontinued operation, net of tax	$—	$1.16	$0.12	$0.33	$0.32
Net income (loss)	$2.12	$1.47	$0.80	$2.06	$ (0.47)
Weighted average shares outstanding:
Diluted	80,404	83,112	89,970	99,232	103,849
BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,059,943	$2,152,622	$1,790,397	$2,022,112	$2,079,815
Total assets	3,929,125	3,934,390	3,607,669	4,131,693	4,282,651
Loans payable—Current	—	—	—	—	104,007
Loans payable—Long term	100,000	100,000	112,500	—	100,000
Senior notes payable	399,300	399,095	398,890	398,685	398,480
Total stockholders’ equity (2)	1,628,811	1,557,030	1,443,146	1,694,416	1,695,783
OPERATING DATA:
Pretax margin from continuing operations	2.4%	0.3%	1.4%	2.1%	(0.5)%
Western Region Operations health plans services medical care ratio (MCR)	85.6%	89.1%	86.5%	87.1%	87.1%
Western Region Operations G&A expense ratio	10.3%	8.6%	8.6%	8.5%	8.2%
Western Region Operations selling costs ratio	2.3%	2.4%	2.4%	2.5%	2.5%
Western Region Operations health plan services premiums per member per month (PMPM)	$349.92	$341.28	$322.28	$315.55	$305.12
Western Region Operations health plan services costs PMPM	$299.66	$304.01	$278.85	$274.70	$265.86
Net cash provided by operating activities	$95,839	$32,540	$103,380	$308,038	$82,659
Net cash provided by (used in) investing activities	$579	$ (12,558)	$222,227	$ (200,593)	$ (135,174)
Net cash (used in) provided by financing activities	$ (3,373)	$89,875	$ (445,492)	$ (440,110)	$67,117
 __________
(1) For 2013, we had approximately $56 million in favorable reserve developments related to prior years. These reserve developments related to prior years when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. In addition, our operating results for the year ended December 31, 2013 were impacted by $12.0 million in pretax costs primarily related to our continuing efforts to address scale issues. For 2012, includes a gain on sale of discontinued operation in the amount of $114.8 million after-tax. Our operating results for the year ended December 31, 2012 were impacted by approximately $35 million of adverse development related to prior years recorded as part of our health care cost. In addition, our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, a $5.0 million expense related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. For 2011, includes a $181 million pretax expense related to a litigation judgment in the first quarter. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts. For 2010, includes pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve adjustments and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries. For 2009, includes pretax charges of $105.9 million for loss on Northeast Sale, $174.9 million of asset impairment on Northeast operations and $123.6 million related to our operations strategy, reductions for litigation reserve adjustments and Northeast Sale-related expenses.
(2) No cash dividends were declared in any of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.3 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. We also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, our Divested Operations and Services segment was closed out after we substantially completed the transition and run-out of our divested businesses, as further discussed below.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of December 31, 2013, we had approximately 2.4 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Annual Report on Form 10-K as discontinued operations for the years ended December 31, 2012 and 2011. Accordingly, the information included in this Annual Report on Form 10-K regarding our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the years ended December 31, 2012 and 2011. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
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
Prior to January 1, 2013, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the Northeast Sale (as defined below), as well as the transition-related revenues and expenses of our divested Medicare PDP business. The "Northeast Sale" referred to the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and/or had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United, and includes the acquisition by United of membership renewal rights for certain health care business conducted by our subsidiary, Health Net Life Insurance Company, in the states of Connecticut and New Jersey. As of December 31, 2012, we had substantially completed the transition and run-out of our divested businesses. See Note 2 to our consolidated financial statements under the heading “Divested Operations and Services” and Notes 3 and 14 to our consolidated financial statements for additional information regarding our reportable segments, the Northeast Sale and the sale of our Medicare PDP business.
Due to the impact of health care reform legislation on our businesses and operations, as well as the scheduled start of the dual-eligibles demonstration discussed in the "—Health Care Reform Legislation and Implementation" and

"—Recent Developments" sections below, we expect to undertake a comprehensive review of our reportable segments in 2014.
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
We measure our Western Region Operations reportable segment profitability based on medical care ratio (“MCR”) and pretax income. The MCR is calculated as health plan services expense divided by health plan services premiums. The pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses, including selling expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of MCR and pretax income.
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients (which includes retroactive and retrospective premium adjustments) and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Medicare revenues can also include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense generally includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.
G&A expenses include, among other things, those costs related to employees and benefits, consulting and professional fees, marketing, business expansion initiatives, premium taxes and assessments, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products or provision of new services, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.
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

•
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposes a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. This “health insurer fee” will be $8 billion nationwide in 2014 assessed on all non-exempt premium revenue on a pro rata basis and payable in 2014 unless extended pursuant to a bipartisan bill introduced in the House of Representatives in October 2013. Insurers with exempt premium revenues (e.g., non-profit business) may be assessed at a lower rate. The health insurer fee will increase after 2014 and will be assessed on the amount of net premiums written during the previous calendar year, subject to certain exceptions.

•
The ACA also requires the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We are participating as QHPs in the currently operating exchanges in California, Oregon and Arizona, with the initial open enrollment periods beginning on October 1, 2013 and continuing through March 31, 2014. For further information on these exchanges, see “Item 1. Business—Segment Information—Western Region Operations Segment—Western Region Exchanges”.

•
The ACA also contains premium stabilization provisions designed to apportion risk amongst insurers. These stabilization provisions include permanent risk adjustment provisions applicable to the individual and small group markets that became effective at the beginning of 2014 and will shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. The individual and small group markets are expected to represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant general and administrative costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past.

•
Other premium stabilization provisions include the temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA. The final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until 2015, and there is no assurance that the strategy we have executed will be successful or that the investments we have made to incorporate these provisions will be profitable.

Other provisions of the ACA include, among other things:

•
providing funds to expand Medicaid eligibility to all individuals with incomes up to 133 percent of the federal poverty level, commonly referred to as “Medicaid expansion” (this provision was made optional for states under the Supreme Court's ruling on the ACA in June 2012);

•	imposing an excise tax on high premium insurance policies;

•	requiring premium rate reviews in certain lines of business;

•	stipulating a minimum medical loss ratio (as adopted by the Secretary of HHS);

•	limiting Medicare Advantage payment rates;

•	increasing mandated “essential health benefits” in some lines of business;

•	specifying certain actuarial value and cost-sharing requirements;

•	eliminating medical underwriting for medical insurance coverage decisions, including “guaranteed availability” with respect to individual and group coverage;

•	limiting the ability of health plans to vary premiums based on assessments of underlying risk in the individual and small group markets;

•	increasing restrictions on rescinding coverage;

•	prohibiting some annual and all lifetime limits on amounts paid on behalf of or to our members;

•	limiting the tax-deductible amount of compensation paid to health insurance executives;

•	requiring that most individuals obtain health care coverage or pay a penalty, commonly referred to as the “individual mandate”;

•	imposing a sales tax on medical device manufacturers; and

•	increasing fees on pharmaceutical manufacturers.
The schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. A number of potentially significant provisions of the ACA became effective January 1, 2014, including the health insurer fee, the operation of QHPs purchased through the exchanges, the risk adjustment, reinsurance, and risk corridors programs described above, the guaranteed availability requirement, and the individual mandate. Other provisions, such as the excise tax on certain high-premium insurance policies, and the employer mandate for certain small- and mid-size employers, will not take effect until a later date. However, some of these provisions have had an earlier impact on our operations, including in connection with the setting of our premium rates and general and administrative expenses incurred in preparation for the ACA as discussed above.
Certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court’s June 2012 decision in NFIB v. Sebelius. In Sebelius, the Supreme Court upheld the ACA’s individual mandate as valid under Congress' taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage. Currently, Arizona and California have extended coverage to those now eligible under the Medicaid expansion; however, the law in Arizona authorizing the expansion may be subject to litigation or referendum, which may not be resolved until later in 2014 or beyond.
Notwithstanding Sebelius, other legal challenges to the ACA have been threatened or are still pending at lower court levels, which could result in portions of the ACA being struck down. These threatened and pending challenges include disputing the IRS’s official position that premium tax credits are available to low-income individuals who purchase insurance through federally facilitated exchanges; a number of cases challenging the rule that all health plans must provide contraceptive services; and legislative changes to the ACA, such as with respect to delaying the collection of reinsurance fees, delaying implementation of the individual mandate, or delaying or repealing the tax on medical devices. Further adding to the uncertainty of the healthcare reform arena is the delayed implementation of certain ACA requirements by federal regulators.
We and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and the CCI, as described under the heading “Item 1. Business—Segment Information—Western Region Operations—California Coordinated Care Initiative”. These initiatives will require us to effectively incorporate new and expanded populations and, among other things, will require us to effectively and efficiently restructure our provider network to, among other things, meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
Due to the magnitude, scope, complexity and remaining uncertainties of the ACA, including the continuing modification and interpretation of the ACA rules and the operational risks involved with simultaneous implementation of multiple initiatives in new markets without established market data, we cannot predict the ultimate impact on our business of future regulations and laws, including state laws, implementing the ACA. For additional information on the ACA and related risks and uncertainties, see "Item 1A. Risk Factors".

Recent Developments
In January 2014, our wholly owned subsidiary, Health Net Community Solutions, Inc., entered into Amendment No. 1 to the three-way contract executed in December 2013 with CMS and DHCS. Pursuant to the terms of the contract, we will provide managed care services in both Los Angeles and San Diego Counties under the dual eligibles demonstration portion of California's Coordinated Care Initiative, known as Cal MediConnect. Enrollment in our Cal MediConnect program is scheduled to begin no earlier than April 1, 2014. See "—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative" for more information.
2013 Financial Performance Summary
Health Net’s financial performance in 2013 is summarized as follows:

•
In the year ended December 31, 2013, we reported net income of $170.1 million or $2.12 per diluted share as compared to net income of $122.1 million or $1.47 per share, for the same period in 2012. In the year ended December 31, 2013, we reported net income from continuing operations of $170.1 million or $2.12 per diluted share as compared to net income from continuing operations of $25.7 million or $0.31 per diluted share, for the same period in 2012. On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $114.8 million after-tax, in the year ended December 31, 2012.

•	Western Region Operations enrollment was approximately 2.4 million as of December 31, 2013, a decrease of 4.1 percent compared with enrollment at December 31, 2012.

•	Total revenues for the year ended December 31, 2013 decreased by approximately 2.1 percent to $11.1 billion from the same period in 2012.

•	Western Region Operations segment pretax income increased to $207.5 million in 2013 compared to $29.1 million in 2012.

•	Government Contracts segment pretax income decreased to $74.5 million in 2013 compared to $89.9 million in 2012.

•	Net cash provided by operating activities totaled $95.8 million for the year ended December 31, 2013 compared to $32.5 million for the same period in 2012.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$10,377,073	$10,459,098	$9,878,687
Government contracts	572,266	689,121	1,416,619
Net investment income	69,613	82,434	74,161
Administrative services fees and other income	34,791	17,968	11,523
Divested operations and services revenue	—	40,471	34,446
Total revenues	11,053,743	11,289,092	11,415,436
Expenses
Health plan services (excluding depreciation and amortization)	8,886,547	9,316,313	8,539,754
Government contracts	502,918	605,074	1,237,884
General and administrative	1,083,694	939,940	1,052,458
Selling	239,428	245,925	237,562
Depreciation and amortization	38,589	31,146	31,152
Interest	32,614	33,220	32,131
Divested operations and services expenses	—	85,824	163,546
Adjustment to loss on sale of Northeast health plan subsidiaries	—	—	(40,815)
Total expenses	10,783,790	11,257,442	11,253,672
Income from continuing operations before income taxes	269,953	31,650	161,764
Income tax provision	99,827	5,969	100,708
Income from continuing operations	170,126	25,681	61,056
Discontinued operations:
(Loss) income from discontinued operation, net of tax	—	(18,452)	11,064
Gain on sale of discontinued operation, net of tax	—	114,834	—
Income on discontinued operation, net of tax	—	96,382	11,064

Net income	$170,126	$122,063	$72,120

Net income per share—basic:
Income from continuing operations	$2.14	$0.31	$0.69
Income on discontinued operation, net of tax	$—	$1.18	$0.12
Net income per share—basic	$2.14	$1.49	$0.81

Net income per share—diluted:
Income from continuing operations	$2.12	$0.31	$0.68
Income on discontinued operation, net of tax	$—	$1.16	$0.12
Net income per share—diluted	$2.12	$1.47	$0.80

Summary of Operating Results
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, our results of operations for the year ended December 31, 2012 included loss from discontinued operation of $(18.5) million related to our Medicare PDP business. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $114.8 million after-tax, in the year ended December 31, 2012. As of December 31, 2013 and 2012, respectively, we had no Medicare stand-alone prescription drug plan members.
In the year ended December 31, 2013, we reported net income of $170.1 million or $2.12 per diluted share as compared to net income of $122.1 million or $1.47 per diluted share for the same period in 2012. For the year ended December 31, 2013, we reported net income from continuing operations of $170.1 million or $2.12 per diluted share as compared to net income from continuing operations of $25.7 million or $0.31 per diluted share for the same period in 2012. Pretax margin from continuing operations was 2.4 percent for 2013 compared to 0.3 percent for 2012.
 Our total revenues decreased 2.1 percent in the year ended December 31, 2013 to $11.1 billion from $11.3 billion in the same period in 2012. Health plan services premiums revenues decreased to $10.4 billion in the year ended December 31, 2013, compared with $10.5 billion in the year ended December 31, 2012. Health plan services expenses decreased by 4.6 percent from $9.3 billion in the year ended December 31, 2012 to $8.9 billion in the year ended December 31, 2013. Investment income decreased to $69.6 million in the year ended December 31, 2013 compared with $82.4 million in the year ended December 31, 2012.
Our government contracts revenues decreased by 17.0 percent in 2013 to $0.6 billion from $0.7 billion in 2012. Our government contracts costs decreased by 16.9 percent in 2013 to $0.5 billion from $0.6 billion in 2012. The declines in our government contracts revenues and costs were primarily due to the terms and structure of the MFLC contract we entered into in August 2012, as compared to the prior MFLC contract. For additional information on our T-3 and MFLC contracts, see “—Government Contracts Reportable Segment” and Note 2 to our consolidated financial statements.
Our operating results for the year ended December 31, 2012 were impacted by approximately $34.5 million of negative prior period reserve development. This negative prior period reserve development was recorded as part of health care costs. For the year ended December 31, 2013, we had approximately $56.2 million in favorable reserve developments related to prior years. The reserve developments related to prior years when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. Our operating results for the year ended December 31, 2013 were impacted by $12.0 million in pretax costs primarily related to our continuing efforts to address scale issues. Our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, $5.0 million related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. See Note 3 to our consolidated financial statements for more information. As a result of the sale, the operating results of our Medicare PDP business, previously reported within our Western Region Operations reportable segment, were reclassified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2011. In the year ended December 31, 2012, we reported, as a result of the sale, in our results of operations a loss from discontinued operation of $(18.5) million as compared to a $11.1 million income from discontinued operation for the same period in 2011. Additionally, as a result of this sale, we recorded a gain on sale of discontinued operation in the amount of $132.8 million pretax, or $114.8 million after-tax, in the year ended December 31, 2012. As of December 31, 2011, we had 382,000 Medicare PDP members. As of December 31, 2012, we had no Medicare PDP members.
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
For the year ended December 31, 2012, health care costs were impacted by approximately $34.5 million of adverse development related to prior years. We believe this unfavorable reserve development for the year ended December 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends and higher commercial large group claims trend. For the year ended December 31, 2011, health care cost was impacted by approximately $96.5 million of favorable reserve development related to prior years. This favorable development was primarily due to adjustments to our reserves that related to variables and uncertainties associated with our assumptions. These unfavorable and favorable prior period reserve developments were recorded as part of health care costs. Our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, $5.0 million related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. Our operating results for the year ended December 31, 2011 were impacted by a $181 million pretax expense incurred in connection with a judgment rendered in the AmCareco litigation. For additional information regarding the AmCareco litigation, see Note 13 to our consolidated financial statements under the heading "AmCareco Judgment." This expense was recorded as part of our G&A expenses. Our operating results for the year ended December 30, 2011 were also impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts.
Days Claims Payable
Days claims payable ("DCP") for the year ended December 31, 2013 was 40.4 days compared with 40.8 days for the year ended December 31, 2012. Adjusted DCP, which we calculate in accordance with the paragraph below, for the year ended December 31, 2013 was 58.7 days compared with 57.6 days for the year ended December 31, 2012.
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

	Year Ended December 31,
	2013	2012
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$984.1	$1,038.0
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(93.9)	(105.0)
(2) Reserve for Claims and Other Settlements—Adjusted	$890.2	$933.0
(3) Health Plan Services Cost—GAAP	$8,886.5	$9,316.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(3,348.9)	(3,386.3)
(4) Health Plan Services Cost—Adjusted	$5,537.6	$5,930.0
(5) Number of Days in Period	365	366
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	40.4	40.8
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	58.7	57.6
Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(Dollars in millions)
Continuing Operations:
Income tax expense from continuing operations	$99.8	$6.0	$100.7
Effective income tax rate for continuing operations	37.0%	18.9%	62.3%
Discontinued Operations:
Income tax (benefit) expense from discontinued operation A		$(10.3)	$6.2
Effective income tax rate for discontinued operation A		35.8%	35.8%
Income tax expense from gain on sale of discontinued operation B		$18.0
Effective income tax rate for gain on sale of discontinued operation B		13.5%
________
A - For the year ended December 31, 2013, we had no discontinued operations; therefore, income tax expense from discontinued operation and the corresponding effective income tax rate are not applicable.
B - For the years ended December 31, 2013 and 2011, we had no sale of a discontinued operation; therefore, income tax expense from gain on sale of discontinued operation and the corresponding effective income tax rate are not applicable.
Continuing Operations
The effective income tax rate for continuing operations was 37.0% and 18.9% for the years ended December 31, 2013 and 2012, respectively. The effective income tax rate varies from the statutory federal tax rate of 35% for the year ended December 31, 2013 primarily due to state income taxes, tax exempt investment income, and non-deductible compensation.
The most significant change in the effective income tax rates from the 2011 to 2012 periods presented above was as a result of the absence of litigation effects in 2012. During the year ended December 31, 2011, a judgment was rendered in the AmCareco litigation (see Note 13 to our consolidated financial statements for additional information regarding the AmCareco litigation) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. Additionally, our tax rate for the year ended December 31, 2012 was lower than the statutory federal rate of 35% primarily due to the effect of tax-exempt income and reductions of valuation allowances against deferred assets, which resulted from the utilization of capital loss carryforwards against gains on sale of marketable securities. Such beneficial impacts were partially offset by the effect of certain compensation treated as non-deductible under the ACA.
In 2014, we expect our effective income tax rate will be significantly higher than the 35% statutory federal tax rate and could exceed 50%, excluding unusual charges or benefits, due largely to the impact of the health insurer fee as discussed in "Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations" above.
Discontinued Operations
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
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation, and accordingly, reclassified our results of operations for the year ended December 31, 2011. We recorded tax benefits of $10.3 million against losses from discontinued operation for the year ended December 31, 2012. We recorded tax expense of $6.2 million net against the income from discontinued operation for the year ended December 31, 2011. The effective income tax rates related to income or loss from discontinued operation remained relatively constant throughout 2011 and 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes. The effective income tax rate on the gain on sale of discontinued operation varies from the statutory federal rate of 35% for the year ended December 31, 2012 due to state income taxes and the release of a valuation allowance against deferred tax assets for capital loss carryforwards, which were utilized upon the gain on sale of the Medicare PDP business.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which has been reclassified as discontinued operation for the year ended December 31, 2011 and classified as discontinued operation for the year ended December 31, 2012.
Western Region Operations Segment Membership

				Change
	As of December 31,			2013 v 2012		2012 v 2011
	2013	2012	2011	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	(Membership in thousands)
California
Large Group	565	696	826	(131)	(18.8)%	(130)	(15.7)%
Small Group and Individual	344	313	308	31	9.9%	5	1.6%
Commercial Risk	909	1,009	1,134	(100)	(9.9)%	(125)	(11.0)%
Medicare Advantage	153	145	125	8	5.5%	20	16.0%
Medi-Cal/Medicaid	1,113	1,084	1,009	29	2.7%	75	7.4%
Total California	2,175	2,238	2,268	(63)	(2.8)%	(30)	(1.3)%
Arizona
Large Group	57	82	77	(25)	(30.5)%	5	6.5%
Small Group and Individual	51	59	63	(8)	(13.6)%	(4)	(6.3)%
Commercial Risk	108	141	140	(33)	(23.4)%	1	0.7%
Medicare Advantage	43	43	41	—	—%	2	4.9%
Medicaid	4	—	—	4		—	—%
Total Arizona	155	184	181	(29)	(15.8)%	3	1.7%
Northwest
Large Group	29	26	50	3	11.5%	(24)	(48.0)%
Small Group and Individual	39	57	42	(18)	(31.6)%	15	35.7%
Commercial Risk	68	83	92	(15)	(18.1)%	(9)	(9.8)%
Medicare Advantage	48	46	39	2	4.3%	7	17.9%
Total Northwest	116	129	131	(13)	(10.1)%	(2)	(1.5)%
Total Health Plan Enrollment
Large Group	651	804	953	(153)	(19.0)%	(149)	(15.6)%
Small Group and Individual	434	429	413	5	1.2%	16	3.9%
Commercial Risk	1,085	1,233	1,366	(148)	(12.0)%	(133)	(9.7)%
Medicare Advantage	244	234	205	10	4.3%	29	14.1%
Medi-Cal/Medicaid	1,117	1,084	1,009	33	3.0%	75	7.4%
	2,446	2,551	2,580	(105)	(4.1)%	(29)	(1.1)%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Total Western Region Operations enrollment at December 31, 2013 was approximately 2.4 million members, a decrease of 4.1 percent compared with enrollment at December 31, 2012. Total enrollment in our California health plan decreased by 2.8 percent to approximately 2.2 million members from December 31, 2012 to December 31, 2013.

Western Region Operations commercial enrollment declined by 12.0 percent from December 31, 2012 to approximately 1.1 million members at December 31, 2013, primarily due to increasingly competitive markets and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products. Enrollment in our large group accounts decreased by 19.0 percent or 153,000 members to 651,000 members, from December 31, 2012 to December 31, 2013. Enrollment in our small group and individual accounts increased by 1.2 percent, from 429,000 members at December 31, 2012 to 434,000 members at December 31, 2013. As of December 31, 2013, tailored network products accounted for 37.5 percent of our Western Region Operations commercial enrollment compared with 35.0 percent at December 31, 2012. For additional information on our tailored network products, see "Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations."
Enrollment in our Medicare Advantage plans in our Western Region Operations at December 31, 2013 was 244,000 members, an increase of 4.3 percent compared with December 31, 2012. The increase in Medicare Advantage membership was due to gains of approximately 8,000 members in California and 2,000 members in the Northwest.
Medicaid enrollment in California increased by 29,000 members or 2.7 percent to 1,113,000 members at December 31, 2013 compared with 1,084,000 members at December 31, 2012. In March 2013, we were awarded a contract by the Arizona Health Care Cost Containment System ("AHCCCS") to administer Medicaid benefits in Maricopa County, Arizona, which began on October 1, 2013. As of December 31, 2013, we had approximately 4,000 Medicaid members in Arizona.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2013, approximately 572,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 51 percent of our Medi-Cal membership and approximately 51 percent of our membership in all California state health programs. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see "—State-Sponsored Health Plans Rate Settlement Agreement" below.
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
Western Region Operations commercial enrollment declined by 9.7 percent from December 31, 2011 to approximately 1.2 million members at December 31, 2012, primarily due to increasingly competitive markets and our strategy to reposition our commercial book of business. Enrollment in our large group account decreased by 15.6 percent or 149,000 members to 804,000 members, from December 31, 2011 to December 31, 2012, primarily due to our commercial strategy. Enrollment in our small group and individual account increased by 3.9 percent, from 413,000 members at December 31, 2011 to 429,000 members at December 31, 2012. Membership in our tailored network products increased by 0.9 percent, or 3,900 members, from December 31, 2011 to December 31, 2012. As of December 31, 2012, tailored network products accounted for 35.0 percent of our Western Region Operations commercial enrollment compared with 31.3 percent at December 31, 2011.
Enrollment in our Medicare Advantage plans in the Western Region Operations at December 31, 2012 was 234,000 members, an increase of 14.1 percent compared with December 31, 2011. The increase in Medicare Advantage membership was due to gains of approximately 20,000 members in California, 7,000 members in the Northwest and 2,000 members in Arizona.
Medicaid enrollment in California increased by 75,000 members or 7.4 percent to 1,084,000 members at December 31, 2012 compared with 1,009,000 members at December 31, 2011. The increase in the Medicaid membership included the impact of our participation in California's mandatory enrollment of SPDs into managed care programs such as ours. On November 2, 2010, CMS approved California's Section 1115 Medicaid waiver proposal, which, among other things, authorized mandatory enrollment of SPDs in managed care programs to help achieve care coordination and better manage chronic conditions. The mandatory SPD enrollment period began in June 2011 and ended on May 31, 2012. As of December 31, 2012, we had approximately 115,000 total SPD members, of which 87,000 were from the newly mandated transition of those members to managed care that began in June 2011.

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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego Counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego Counties. In December 2013, HNCS entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we will receive prospective blended capitated payments in an amount to be determined to provide coverage for dual eligibles in Los Angeles and San Diego Counties.
In April 2012, DHCS initially selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the dual eligibles demonstration in Los Angeles County, and selected Health Net and three other health plans for the dual eligibles demonstration in San Diego County. Los Angeles County is a “two-plan model” County whereby Medi-Cal benefits are provided by a commercial plan, Health Net, and a local initiative plan, L.A. Care. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. In February 2014, DHCS announced that three other health plans will be offered in addition to L.A. Care. The selection of these plans to participate alongside L.A. Care will not materially impact our membership allocation in the dual eligibles demonstration. In January 2014, CMS and DHCS informed us that based on its readiness assessments, we are able to enroll members beginning April 1, 2014, and can begin marketing for the dual eligibles demonstration in accordance with the guidelines and timeframes for each county.
The dual eligibles demonstration is scheduled to begin in 2014, with active enrollment in Los Angeles and San Diego Counties to start on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County will be able to either choose among us, L.A. Care or one of the three newly announced health plans for benefits under the dual eligibles demonstration. Beginning July 1, 2014, DHCS is scheduled to begin automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles may also choose to “opt out” of the demonstration. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan under the CCI. During active enrollment in San Diego County dual eligibles will be able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County is scheduled to begin in May 2014. The methodology for allocating passively enrolled dual eligibles across the participating health plans has not yet been finalized, although it is estimated that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
The financial performance of the Cal MediConnect Contract is included in the calculation of the settlement account that was established pursuant to the terms of the Settlement Agreement entered into by DHCS, HNCS and Health Net of California, Inc. on November 2, 2012, which is further discussed above under the heading “Western Region Operations Segment-Medicaid and Related Products.”
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives. For example, the CCI, and the duals demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the duals demonstration will be subject to a number of risks inherent in untested health care initiatives and new populations with limited cost experience. For additional information regarding our participation in the duals program see “Item 1. Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative" and for a discussion of additional risks related to the duals program, see “Item 1A. Risk Factors—Our participation in the duals demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.”
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. As of December 31, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.

Western Region Operations Segment Results

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except PMPM data)
Commercial premiums	$5,175,370	$5,705,497	$5,945,915
Medicare premiums	2,771,431	2,790,497	2,437,135
Medicaid premiums	2,430,272	1,963,104	1,493,293
Health plan services premiums	10,377,073	10,459,098	9,876,343
Net investment income	69,613	82,434	74,092
Administrative services fees and other income	34,791	17,957	11,523
Total revenues	10,481,477	10,559,489	9,961,958
Health plan services	8,886,547	9,316,922	8,545,623
General and administrative	1,076,817	903,142	851,012
Selling	239,428	245,925	237,360
Depreciation and amortization	38,589	31,145	31,140
Interest	32,614	33,220	31,946
Total expenses	10,273,995	10,530,354	9,697,081
Income from continuing operations before income taxes	207,482	29,135	264,877
Income tax provision (benefit)	73,621	(1,034)	96,324
Income from continuing operations	$133,861	$30,169	$168,553
Pretax margin	2.0%	0.3%	2.7%
Commercial premium yield	2.7%	4.7%	5.1%
Commercial premium PMPM (d)	$385.13	$374.99	$358.04
Commercial health care cost trend	(1.0)%	9.1%	4.0%
Commercial health care cost PMPM (d)	$329.75	$333.17	$305.27
Commercial MCR (e)	85.6%	88.8%	85.3%
Medicare Advantage MCR (e)	90.6%	89.3%	90.3%
Medicaid MCR (e)	80.4%	89.4%	85.5%
Health plan services MCR (a)	85.6%	89.1%	86.5%
G&A expense ratio (b)	10.3%	8.6%	8.6%
Selling costs ratio (c)	2.3%	2.4%	2.4%

__________

(a)	Health plan services MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)	The G&A expense ratio is computed as general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes ASO member months.

(e)
Commercial, Medicare Advantage or Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare Advantage or Medicaid premiums, as applicable.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Total revenues in our Western Region Operations segment for the year ended December 31, 2013 decreased 0.7 percent to $10.5 billion compared to the same period in 2012 primarily due to a decrease in our premium revenues in our health plans. Health plan services premiums revenues in our Western Region Operations segment decreased to $10.4 billion for the year ended December 31, 2013 from $10.5 billion in the same period in 2012, primarily due to a decrease in commercial premium revenues, partially offset by an increase in Medicaid premium revenues.
Our commercial premium revenue decreased by $530.1 million, or 9 percent, in the year ended December 31, 2013 compared to the same period in 2012, primarily due to a 12 percent decrease in commercial enrollment.
Our Medicare premium revenue decreased by $19.1 million, or 0.7 percent, in the year ended December 31, 2013 compared to the same period in 2012, primarily due to federal rate decreases.
Our Medicaid premium revenue increased by $467.2 million, or 24 percent, in the year ended December 31, 2013 compared to the same period in 2012, primarily due to premium rate increases, reinstated Medicaid premium taxes, accruals made pursuant to our state settlement agreement, membership growth and the rollout of a new Medicaid service, Community Based Adult Services, some of which are further discussed below. The increase in our Medicaid premium revenue for the year ended December 31, 2013 included $74.3 million of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. For the year ended December 31, 2012, we recognized $21.7 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2012. The increase in our Medicaid premium revenue for the year ended December 31, 2013 also included $92.8 million in Medicaid premium revenues related to reinstated premium taxes for the year ended December 31, 2013. See Note 2 to our consolidated financial statements under the headings "Health Plan Services Revenue Recognition" and "Medicaid Premium Taxes" for additional information. Medicaid premium revenue for the year ended December 31, 2013 also included $62.9 million of retrospective adjustments to premium revenue related to our state-sponsored health plans rate settlement agreement as described in "—State-Sponsored Health Plans Rate Settlement Agreement" above.
Investment income in our Western Region Operations segment decreased to $69.6 million for the year ended December 31, 2013 from $82.4 million for the same period in 2012 due to lower investment gains realized during the year ended December 31, 2013 as compared to 2012.
Administrative services fees and other income increased by $16.8 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a settlement related to a pharmacy contract and Medicaid revenue from the State of California related to the administration of the primary care physician parity reimbursement mandated by the ACA.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment decreased 4.6 percent to approximately $8.9 billion for the year ended December 31, 2013 from approximately $9.3 billion for the year ended December 31, 2012, primarily due to a decrease in commercial health plan services costs, partially offset by an increase in Medicaid health plan services costs as discussed in the following sections.
Commercial Premium Yield and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 2.7 percent to approximately $385 for the year ended December 31, 2013 compared to an increase of 4.7 percent to approximately $375 in the same period of 2012. This percentage change decrease in the 2013 premium yield compared to that in 2012 was due to changes in geographic and product mix, including a higher percentage of members enrolled in our tailored network products.
Commercial health care costs PMPM in our Western Region Operations segment decreased by 1.0 percent to approximately $330 in the year ended December 31, 2013 compared to an increase of 9.1 percent to approximately $333 in the year ended December 31, 2012. We believe that a decrease in the commercial health care cost trend for the year ended December 31, 2013 was due to the absence of adverse prior period development and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products.

Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 85.6 percent for the year ended December 31, 2013 compared with 89.1 percent for the year ended December 31, 2012.
Commercial MCR in our Western Region Operations segment was 85.6 percent for the year ended December 31, 2013 compared with 88.8 percent for the year ended December 31, 2012. The improvement of 320 basis points in commercial MCR for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to the repositioning of our large group commercial business, lower utilization and changes in product and geographic mix as well as the absence of the adverse prior period development that was recorded in 2012.
The Medicare Advantage MCR in in our Western Region Operations segment was 90.6 percent for the year ended December 31, 2013 compared with 89.3 percent for the year ended December 31, 2012. The Medicare Advantage MCR deteriorated by 130 basis points for the year ended December 31, 2013 compared to the same period in 2012 primarily due to lower premium yield from lower federal rates.
The Medicaid MCR was 80.4 percent for the year ended December 31, 2013 compared with 89.4 percent for the year ended December 31, 2012. The improvement in the Medicaid MCR for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to favorable California Medicaid rate adjustments primarily related to prior periods, the impact of the reinstated Medicaid premium taxes that increased our Medicaid premium revenues, and retrospective adjustments to premium revenues related to our state-sponsored health plans rate settlement agreement. For additional information on the Medicaid rate adjustments, the reinstated Medicaid premium taxes and state-sponsored health plans rate settlement agreement, see Note 2 to our consolidated financial statements.
G&A, Selling and Interest Expenses
G&A expense in our Western Region Operations segment was $1.1 billion for the year ended December 31, 2013 compared with $903.1 million for the year ended December 31, 2012. The G&A expense ratio was 10.3 percent for the year ended December 31, 2013 compared with 8.6 percent for the year ended December 31, 2012.
Increases in our general and administrative expenses for the year ended December 31, 2013 are primarily due to increases in insurance, taxes and related fees, including reinstated Medicaid premium taxes of $92.8 million. See Note 2 to our consolidated financial statements for additional information regarding these premium taxes. Such increases in insurance, taxes and related fees impacted the G&A expense ratio by 140 basis points for the year ended December 31, 2013. In addition, increases in our general and administrative expenses for the year ended December 31, 2013 are impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur additional expenses in 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration, the ACA, and new business initiatives, among other things.
Selling expense in our Western Region Operations segment was $239.4 million for the year ended December 31, 2013 compared with $245.9 million for the year ended December 31, 2012. The selling costs ratio was 2.3 percent for the year ended December 31, 2013 compared with 2.4 percent for the year ended December 31, 2012.
Interest expense in our Western Region Operations segment was $32.6 million for the year ended December 31, 2013 compared with $33.2 million for the year ended December 31, 2012.
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
Commercial Premium Yield and Health Care Cost Trends
In our Western Region Operations segment, commercial premium yields PMPM increased by 4.7 percent to approximately $375 for the year ended December 31, 2012 compared to an increase of 5.1 percent to approximately $358 in the same period of 2011. This percentage change decrease in the 2012 premium yield compared to that in 2011 was due to higher percentage of members enrolled in our tailored network products.
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
Commercial MCR in our Western Region Operations segment was 88.8 percent for the year ended December 31, 2012, compared with 85.3 percent for the year ended December 31, 2011. The deterioration of 350 basis points in commercial MCR for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to adverse prior period development that occurred in the first and second quarters of 2012 when compared to favorable prior period development that occurred in 2011.
The Medicare Advantage MCR in in our Western Region Operations segment was 89.3 percent for the year ended December 31, 2012 compared with 90.3 percent for the year ended December 31, 2011. The Medicare Advantage MCR improved 100 basis points for the year ended December 31, 2012 compared to the same period in 2011 primarily due to enrollment growth combined with moderate cost trends.
The Medicaid MCR was 89.4 percent for the year ended December 31, 2012 compared with 85.5 percent for the year ended December 31, 2011. This increase was due to primarily to higher claims experience in SPD membership. Our SPD membership generally had a higher MCR than our non-SPD membership.
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
Interest expense in our Western Region Operations segment was $33.2 million for the year ended December 31, 2012 compared with $31.9 million for the year ended December 31, 2011. The year over year increase was primarily due to a higher cost of borrowing under the terms of our new revolving credit facility, which we entered into in October 2011.

Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010 and became effective on April 1, 2011. We were the managed care contractor for the DoD's previous TRICARE contract in the North Region, which ended on March 31, 2011. On March 28, 2013, the Department of Defense exercised option period 4, which commenced on April 1, 2013 and is scheduled to end on March 31, 2014. The Department of Defense has notified us of its intent to exercise option period 5 which would extend our T-3 contract through March 31, 2015. If the remaining option period is exercised, the T-3 contract for the North Region would conclude on March 31, 2015. The DoD has informed us that it intends to request that we submit a proposal to add three additional one-year option periods to the T-3 contract. If we are successful in negotiating a contract modification to the T-3 contract that adds three additional one-year option periods and the DoD exercises all three option periods, the T-3 contract would conclude on March 31, 2018.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition activities related to the T-3 contract, and will provide assistance in any transition out of the T-3 contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The T-3 members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. The contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information on the T-3 contract.
In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community-based outpatient clinics in four states covering approximately 7,200 enrollees and provide behavioral health services to military families under the Department of Defense sponsored MFLC program.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. was the sole contractor under the previous MFLC contract, and is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contracts were $104.8 million, $221.3 million and $258.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Government Contracts Segment Membership

	2013	2012	2011
	(Membership in thousands)
Membership under T-3 TRICARE contract	2,851	2,883	3,004

Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million, 2.9 million and 3.0 million MHS eligible beneficiaries as of December 31, 2013, 2012 and 2011, respectively.
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

Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Government contracts revenues	$572,266	$689,121	$1,416,619
Government contracts costs	497,780	599,211	1,231,388
Income from continuing operations before income taxes	74,486	89,910	185,231
Income tax provision	30,900	35,777	75,092
Income from continuing operations	$43,586	$54,133	$110,139
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Government contracts revenues decreased by $116.9 million, or 17.0 percent, for the year ended December 31, 2013 as compared to the same period in 2012. Government contracts costs decreased by $101.4 million or 16.9 percent for the year ended December 31, 2013 as compared to the same period in 2012. These declines were primarily due to the terms and structure of the MFLC contract entered into in August 2012, as compared to the prior MFLC contract.
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

Divested Operations and Services Reportable Segment Results

The following table summarizes the operating results for the Divested Operations and Services reportable segment for the years ended December 31, 2012 and 2011. Our Divested Operations and Services reportable segment was closed out effective January 1, 2013 as discussed below.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Health plan services premiums	$—	$—	$2,344
Net investment income	—	—	69
Administrative services fees and other income	—	11	—
Divested operations and services revenue	—	40,471	34,446
Total revenues	—	40,482	36,859
Health plan services	—	174	930
General and administrative	—	(94)	1,714
Selling	—	—	202
Depreciation and amortization	—	1	12
Interest	—	—	185
Divested operations and services expenses	—	85,824	163,546
Adjustment to loss on sale of Northeast health plan subsidiaries	—	—	(40,815)
Total expenses	—	85,905	125,774
Loss from continuing operations before income taxes	—	(45,423)	(88,915)
Income tax benefit	—	(17,858)	(40,769)
Loss from continuing operations	$—	$(27,565)	$(48,146)
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Our Divested Operations and Services reportable segment included operations of our businesses that provided administrative and run out support services in connection with the Northeast Sale and the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of both of our divested businesses. See Notes 3 and 14 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business and the Northeast Sale, and for more information regarding our reportable segments, respectively.
 Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
In connection with the sale of our Medicare PDP business, we provided Medicare PDP transition-related services to CVS Caremark during the year ended December 31, 2012. Revenues and expenses associated with providing transition-related services to CVS Caremark were $40.5 million and $33.4 million, respectively, for the year ended December 31, 2012.
Our operating results for the year ended December 31, 2012 were impacted by $7.4 million in lease impairment costs related to our divested Northeast business, which were included in divested operations and services expenses. Our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of our Northeast health plan subsidiaries as a result of a purchase price adjustment.
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
Corporate/Other
The following table summarizes the Corporate/Other segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Costs included in health plan services costs	$—	$(783)	$(6,799)
Costs included in government contract costs	5,138	5,863	6,496
Costs included in G&A	6,877	36,892	199,732
Early debt extinguishment and related interest rate swap termination	—	—	—
Loss from continuing operations before income taxes	(12,015)	(41,972)	(199,429)
Income tax benefit	(4,694)	(10,916)	(29,939)
Loss from continuing operations	$(7,321)	$(31,056)	$(169,490)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The operating results in our Corporate/Other segment for the year ended December 31, 2013 were impacted by $12.0 million in pretax costs, primarily severance expenses related to our continuing efforts to address scale issues.
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
LIQUIDITY AND CAPITAL RESOURCES
Market and Economic Conditions
Global markets continue to advance and interest rates are on the rise. The Federal Open Market Committee remain accommodative but inflation and unemployment data are key factors for Federal Reserve action. The global economy is showing some signs of improvement but market conditions continue to be challenging with elevated levels of unemployment and volatility in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix of products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.
Cash and Investments
As of December 31, 2013, the fair value of our investment securities available-for-sale was $1.6 billion, which includes both current and noncurrent investments. Noncurrent investments were $59.8 million, or 3.7% of the total investments available-for-sale as of December 31, 2013. We hold high-quality fixed income securities primarily comprised of corporate bonds, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are primarily currently comprised of investment grade securities and have an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of December 31, 2013, our investment portfolio includes $390.5 million, or 24.0% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of December 31, 2013, our investment portfolio also included $757.0 million, or 46.5% of our portfolio holdings, of obligations of state and other political subdivisions and $455.6 million, or 28.0% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $56.6 million as of December 31, 2013, and $2.7 million as of December 31, 2012. Included in the gross unrealized losses as of December 31, 2013 are $8.1 million related to noncurrent investments available-for-sale. There were no noncurrent investments available-for-sale as included in the gross unrealized losses as of December 31, 2012. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods. No impairment was recognized during the years ended December 31, 2013 or 2012.
Liquidity
We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next twelve months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation, our proposed participation in the CCI, Medicaid expansion under the ACA and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $105.2 million as of December 31, 2013 and $129.9 million as of December 31, 2012. The receivable from DHCS related to our California Medicaid business was $270.8 million as of December 31, 2013 and $174.0 million as of December 31, 2012. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region were $194.0 million and $228.3 million as of December 31, 2013 and December 31, 2012, respectively. The timing of collection of such receivables is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2014 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurer fee. We estimate our allocable share of the health insurer fee payable in 2014, based upon 2013 premiums, will be approximately $145 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not yet been announced. We will experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee will be payable in a single lump sum based on prior year premiums. Due in large part to the impact of the health insurer fee, which is non-deductible for federal income tax purposes, we expect our effective income tax rate will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. Our cash flow will also be impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. The final determination and settlement of amounts due or payable from these premium stabilization provisions is not expected to occur until June 2015. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Our total cash and cash equivalents as of December 31, 2013 and 2012 were $433.2 million and $340.1 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$95.8	$32.5	$103.4
Net cash provided by (used in) investing activities	0.6	(12.6)	222.2
Net cash (used in) provided by financing activities	(3.4)	89.9	(445.5)
Net increase (decrease) in cash and cash equivalents	$93.0	$109.8	$(119.9)
Operating Cash Flows
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by operating activities increased by $63.3 million for the year ended December 31, 2013 compared to the same period in 2012. This increase was primarily due to the timing of the payments received in 2013 from DHCS related to our California Medicaid business, including $150.9 million received for Medi-Cal rate changes. Our operating cash flow was also impacted by $47.9 million in premium tax payments made in 2013.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash provided by operating activities decreased by $70.9 million for the year ended December 31, 2012 compared to the same period in 2011. This decrease was primarily due to the timing of the payments received from DHCS related to our California Medicaid business. The receivable from DHCS was $174.0 million as of December 31, 2012 compared to $87.4 million as of December 31, 2011.
Investing Activities
Our cash flow from investing activities is primarily impacted by the sales, maturities and purchases of our available-for-sale investment securities and restricted investments. Our investment objective is to maintain safety and preservation of principal by investing in a diversified mix of high-quality, fixed-income securities, which are largely investment grade, while maintaining liquidity in each portfolio sufficient to meet our cash flow requirements and attaining an expected total return on invested funds.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by investing activities increased by $13.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to to a $260.7 million decrease in net purchases of investments in available-for-sale securities during the year ended December 31, 2013, partially offset by $248.2 million in proceeds received for the sale of our Medicare PDP business during the year ended December 31, 2012.
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
 Financing Activities
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by financing activities decreased by $93.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a $47.7 million decrease in checks outstanding and a $38.1 million decrease in cash from customer funds administered. Customer funds administered include pass-through items and items accounted for under deposit accounting and are comprised of health care cost payments and reimbursements for the T-3 contract, catastrophic reinsurance subsidy, low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program, and pass-through items related to our Medicaid program, including inter-governmental transfers. See Note 2 to our consolidated financial statements for more information on the T-3 contract and Medicare Part D.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net cash provided by financing activities increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 by $535.4 million primarily due to a $320.4 million decrease in share repurchases, a $254.9 million increase in customer funds administered and a $70.6 million increase in checks outstanding, partially offset by a net decrease in revolving credit facility borrowings of $118.8 million in 2012.
Capital Structure
Our debt-to-total capital ratio was 23.5 percent as of December 31, 2013 compared with 24.3 percent as of December 31, 2012. This decrease was driven by an increase in our stockholders equity primarily resulting from net income, partially offset by an increase in treasury stock due to share repurchases.
Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the year ended December 31, 2013, we repurchased 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2013 was $280.0 million. For additional information on our stock repurchase programs, see Note 9 to our consolidated financial statements.
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $492.5 million (see "—Letters of Credit" below). As of February 24, 2014, we had $100.0 million in borrowings outstanding under our revolving credit facility.

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
As of December 31, 2013, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2013 and February 24, 2014, we had outstanding letters of credit of $7.5 million and $9.4 million, respectively, resulting in a maximum amount available for borrowing of $492.5 million as of December 31, 2013 and $490.6 million as of February 24, 2014. As of December 31, 2013 and February 24, 2014, no amounts had been drawn on these letters of credit.
Senior Notes
We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2013, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. Management believes that as of December 31, 2013, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At December 31, 2013, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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
Contractual Obligations
Our significant contractual obligations as of December 31, 2013 are summarized below for the years ending December 31:

	Total	2014	2015	2016	2017	2018	Thereafter
	(Dollars in millions)
Fixed-rate borrowing principal (c)	$400.0	$—	$—	$—	$400.0	$—	$—
Fixed-rate borrowing interest	87.2	25.5	25.5	25.5	10.7	—	—
Variable-rate borrowing principal	100.0	—	—	100.0	—	—	—
Variable-rate borrowing interest	6.4	1.7	2.2	2.5	—	—	—
Operating leases	272.4	55.3	51.0	43.8	32.4	24.4	65.5
Long-term purchase obligations	494.8	275.7	144.3	64.7	7.9	2.2	—
Uncertain tax positions liability, including interest and penalties (b)	8.4	3.1	5.3	—	—	—	—
Deferred compensation	52.0	6.2	3.7	3.5	3.0	2.0	33.6	(a)
Estimated future payments for pension and other benefits	40.1	2.8	2.7	3.9	3.9	4.0	22.8	(a)
__________

(a)	Represents estimated future payments from 2019 through 2023.

(b)
The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $28.7 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.

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
Long-Term Purchase Obligations and Commitments
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2013.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately from two to three years for each of these contracts. Termination of these agreements is subject to certain termination provisions. As of December 31, 2013, the total estimated future commitments under these agreements were $123.6 million and are included in the table above.
We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. We exercised our option to extend the contract for an additional year and as of December 31, 2013, the remaining term of this contract was approximately one year, and total estimated future commitments under the agreement were approximately $99.1 million. We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation (“Cognizant”) to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. We exercised our option to extend the contract for an additional year and as of

December 31, 2013, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $65.0 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2013, the remaining term of this contract was approximately three years, and the total estimated future commitments under the agreement were approximately $30.5 million.
We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2013. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.
The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.
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
We believe that starting in 2014, our critical accounting estimates may be impacted as a result of enacting the provisions of the ACA, including three premium stabilization provisions: risk adjustment, risk corridor and reinsurance. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. These three premium stabilization provisions are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Accordingly, there will be premium adjustments to health plan services premium revenues and health plan services expenses. We believe this will require us to record estimated amounts related to the premium stabilization provisions when sufficient enrollees' health experience data has materialized to a point where risk scores can be determined and, similarly, sufficient state average data and data related to expected balancing of payments among insurers has been simulated or is otherwise known to allow for the adjustment to be reasonably estimable. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions . Such significant changes in how we may be required to develop these estimates may have a significant impact on our consolidated results of operations and financial condition.
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

Approximately 50%, 45%, and 40% in 2013, 2012 and 2011, respectively, of our health plan services premium revenues were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including CMS' proposed methodology with respect to risk adjustment data validation (“RADV”) audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
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
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. Because reserves for claims include various actuarially developed estimates, our actual health care services expenses may be more or less than our previously developed estimates. As of December 31, 2013, 82% of reserves for claims and other settlements were attributed to claims reserves. See Note 15 to our consolidated financial statements for a reconciliation of changes in the reserve for claims and material prior period reserve development.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (53.0) million
1%	$ (27.1) million
(1)%	$ 28.4 million
(2)%	$ 58.1 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 23.9 million
1%	$ 11.9 million
(1)%	$ (11.9) million
(2)%	$ (23.9) million

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
For the year ended December 31, 2013, we had $56.2 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of December 31, 2013 was $53.4 million. The reserve developments related to prior years for the year ended December 31, 2013, when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. For the year ended December 31, 2012, we had $34.5 million in unfavorable reserve developments related to prior years. We believe this unfavorable reserve development for the year ended December 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of December 31, 2012 was $53.4 million.
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as health plan services. As of December 31, 2012, we held $9.4 million in premium deficiency reserves. As of December 31, 2013, we held no premium deficiency reserves.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise primarily as a result of various business acquisitions. Goodwill consists of the excess of the cost of acquisitions over the tangible and intangible assets acquired and liabilities assumed. Other intangible assets consist of identifiable intangible assets acquired and the value of provider networks and customer relationships, which are all subject to amortization.
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
We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2013 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 149% and 115% as of June 30, 2013 and 2012, respectively.
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
During the year ended December 31, 2013, we recorded $1.2 million in impairment charges to general and administrative expenses primarily for internally developed software.
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
In 2014, due to the impact of the non-deductibility, for federal income tax purposes, of the health insurer fee, we expect our effective income tax rate will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. See "—Overview—Health Care Reform Legislation and Implementation" above.
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

We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2013. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $14.6 million as of December 31, 2013.
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
Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to our consolidated financial statements). All of our investment securities are fixed income securities. Approximately 24% of our available-for-sale investment securities are asset-backed securities ("ABS")/mortgage-backed securities ("MBS"). Approximately 53% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.
Borrowings under our revolving credit facility, which totaled $100.0 million as of December 31, 2013, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.
The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2013 was approximately $434.5 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2013. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$—	$400.0	$—	$—	$400.0
Interest	25.5	25.5	25.5	10.7	—	—	87.2
Cash outflow on fixed-rate borrowing	$25.5	$25.5	$25.5	$410.7	$—	$—	$487.2
Variable-rate borrowing:
Principal	$—	$—	$100.0	$—	$—	$—	$100.0
Interest	1.7	2.2	2.5	—	—	—	6.4
Cash outflow on variable-rate borrowing	$1.7	$2.2	$102.5	$—	$—	$—	$106.4
Total cash outflow on borrowings	$27.2	$27.7	$128.0	$410.7	$—	$—	$593.6

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
February 28, 2014

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference and made a part hereof. We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our Internet web site, www.healthnet.com. We intend to post on our Internet web site any amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and that is required to be disclosed under applicable rules and regulations of the SEC.
Item 11. Executive Compensation.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference and made a part hereof.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference and made a part hereof.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference and made a part hereof.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2013. Such information is incorporated herein by reference and made a part hereof.

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

Signature	Title	Date

/S/ JAY M. GELLERT	President and Chief Executive	February 28, 2014
Jay M. Gellert	Officer and Director (Principal Executive Officer)
/S/ JOSEPH C. CAPEZZA	Executive Vice President, Chief	February 28, 2014
Joseph C. Capezza	Financial Officer and Treasurer(Principal Financial Officer)
/S/ MARIE MONTGOMERY	Senior Vice President and	February 28, 2014
Marie Montgomery	Corporate Controller (Principal Accounting Officer)
/s/ MARY ANNE CITRINO	Director	February 28, 2014
Mary Anne Citrino
/s/ THEODORE F. CRAVER, JR.	Director	February 28, 2014
Theodore F. Craver, Jr.
/S/ VICKI B. ESCARRA	Director	February 28, 2014
Vicki B. Escarra
/S/ GALE S. FITZGERALD	Director	February 28, 2014
Gale S. Fitzgerald
/S/ PATRICK FOLEY	Director	February 28, 2014
Patrick Foley
/S/ ROGER F. GREAVES	Director	February 28, 2014
Roger F. Greaves
/S/ DOUGLAS M. MANCINO	Director	February 28, 2014
Douglas M. Mancino
/S/ BRUCE G. WILLISON	Director	February 28, 2014
Bruce G. Willison
/s/ FREDERICK C. YEAGER	Director	February 28, 2014
Frederick C. Yeager

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/   DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2014

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Health plan services premiums	$10,377,073	$10,459,098	$9,878,687
Government contracts	572,266	689,121	1,416,619
Net investment income	69,613	82,434	74,161
Administrative services fees and other income	34,791	17,968	11,523
Divested operations and services revenue	—	40,471	34,446
Total revenues	11,053,743	11,289,092	11,415,436

Expenses
Health plan services (excluding depreciation and amortization)	8,886,547	9,316,313	8,539,754
Government contracts	502,918	605,074	1,237,884
General and administrative	1,083,694	939,940	1,052,458
Selling	239,428	245,925	237,562
Depreciation and amortization	38,589	31,146	31,152
Interest	32,614	33,220	32,131
Divested operations and services expenses	—	85,824	163,546
Adjustment to loss on sale of Northeast health plan subsidiaries	—	—	(40,815)
Total expenses	10,783,790	11,257,442	11,253,672
Income from continuing operations before income taxes	269,953	31,650	161,764
Income tax provision	99,827	5,969	100,708
Income from continuing operations	170,126	25,681	61,056

Discontinued operations:
(Loss) income from discontinued operation, net of tax	—	(18,452)	11,064
Gain on sale of discontinued operation, net of tax	—	114,834	—
Income from discontinued operation, net of tax	—	96,382	11,064

Net income	$170,126	$122,063	$72,120

Net income per share—basic:
Income from continuing operations	$2.14	$0.31	$0.69
Income from discontinued operation, net of tax	$—	$1.18	$0.12
Net income per share—basic	$2.14	$1.49	$0.81

Net income per share—diluted:
Income from continuing operations	$2.12	$0.31	$0.68
Income from discontinued operation, net of tax	$—	$1.16	$0.12
Net income per share—diluted	$2.12	$1.47	$0.80
Weighted average shares outstanding:
Basic	79,455	82,158	88,524
Diluted	80,404	83,112	89,970

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$170,126	$122,063	$72,120
Other comprehensive income before tax:
Unrealized (losses) gains on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(78,217)	65,462	54,607
Less: Reclassification adjustments for gains included in earnings	(23,975)	(36,680)	(33,029)
Unrealized (losses) gains on investments available-for-sale, net	(102,192)	28,782	21,578
Defined benefit pension plans:
Prior service cost arising during the period	607	—	(1,304)
Net gain (loss) arising during the period	7,294	(646)	(12,904)
Less: Amortization of prior service cost and net loss included in net periodic pension cost	2,572	4,152	628
Defined benefit pension plans, net	10,473	3,506	(13,580)
Other comprehensive (loss) income, before tax	(91,719)	32,288	7,998
Income tax (benefit) expense related to components of other comprehensive income	(31,868)	21,936	(8,147)
Other comprehensive (loss) income, net of tax	(59,851)	10,352	16,145
Comprehensive income	$110,275	$132,415	$88,265

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$433,155	$340,110
Investments-available-for-sale (amortized cost: 2013-$1,602,456, 2012-$1,753,931)	1,567,020	1,812,512
Premiums receivable, net of allowance for doubtful accounts (2013-$643, 2012-$668)	430,012	373,269
Amounts receivable under government contracts	194,041	228,316
Other receivables	68,919	113,875
Deferred taxes	94,060	51,086
Other assets	132,683	130,796
Total current assets	2,919,890	3,049,964
Property and equipment, net	201,395	183,793
Goodwill	565,886	565,886
Other intangible assets, net	13,842	17,271
Deferred taxes	5,793	13,583
Investments-available-for-sale-noncurrent (amortized cost: 2013-$67,943, 2012-$0)	59,768	—
Other noncurrent assets	162,551	103,893
Total Assets	$3,929,125	$3,934,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$984,075	$1,037,973
Health care and other costs payable under government contracts	72,098	75,649
Unearned premiums	123,969	151,048
Accounts payable and other liabilities	397,036	373,426
Total current liabilities	1,577,178	1,638,096
Senior notes payable	399,300	399,095
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	10,409	—
Other noncurrent liabilities	213,427	240,169
Total Liabilities	2,300,314	2,377,360
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2013-150,224 shares; 2012-148,727 shares )	150	149
Additional paid-in capital	1,377,624	1,329,000
Treasury common stock, at cost (2013-70,704 shares of common stock; 2012-67,426 shares of common stock)	(2,179,744)	(2,092,625)
Retained earnings	2,463,648	2,293,522
Accumulated other comprehensive (loss) income	(32,867)	26,984
Total Stockholders’ Equity	1,628,811	1,557,030
Total Liabilities and Stockholders’ Equity	$3,929,125	$3,934,390

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2011	145,121	$145	$1,221,301	(50,474)	$(1,626,856)	$2,099,339	$487	$1,694,416
Net income						72,120		72,120
Other comprehensive income							16,145	16,145
Exercise of stock options and vesting of restricted stock units	1,683	2	28,318					28,320
Share-based compensation expense			27,602					27,602
Tax benefit related to equity compensation plans			816					816
Repurchases of common stock				(14,373)	(396,273)			(396,273)
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						122,063		122,063
Other comprehensive income							10,352	10,352
Exercise of stock options and vesting of restricted stock units	1,923	2	16,940					16,942
Share-based compensation expense			28,893					28,893
Tax benefit related to equity compensation plans			5,130					5,130
Repurchases of common stock				(2,579)	(69,496)			(69,496)
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						170,126		170,126
Other comprehensive loss							(59,851)	(59,851)
Exercise of stock options and vesting of restricted stock units	1,497	1	20,070					20,071
Share-based compensation expense			29,930					29,930
Tax detriment related to equity compensation plans			(1,376)					(1,376)
Repurchases of common stock				(3,278)	(87,119)			(87,119)
Balance as of December 31, 2013	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,126	$122,063	$72,120
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	38,589	31,146	31,152
Adjustment to loss on sale of business	—	—	(40,815)
Gain on sale of discontinued operation	—	(114,834)	—
Share-based compensation expense	29,930	28,893	27,602
Deferred income taxes	8,645	8,924	7,771
Excess tax benefit on share-based compensation	(620)	(6,089)	(1,349)
Net realized gain on investments	(24,061)	(36,680)	(33,029)
Other changes	31,539	15,158	22,542
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(83,822)	(212,998)	65,221
Other current assets, receivables and noncurrent assets	1,425	(28,374)	(54,031)
Amounts receivable/payable under government contracts	20,896	(8,989)	32,754
Reserves for claims and other settlements	(53,898)	164,306	(29,898)
Accounts payable and other liabilities	(42,910)	70,014	3,340
Net cash provided by operating activities	95,839	32,540	103,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	696,534	1,350,003	1,760,336
Maturities of investments	93,225	135,394	189,137
Purchases of investments	(722,223)	(1,678,582)	(1,814,431)
Sales of property and equipment	—	24	—
Purchases of property and equipment	(59,525)	(73,101)	(64,260)
Net cash received from sale of business	—	248,238	—
Purchase price adjustment on sale of Northeast Health Plans	—	—	162,101
Sales (purchases) of restricted investments and other	(7,432)	5,466	(10,656)
Net cash provided by (used in) investing activities	579	(12,558)	222,227
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	10,762	16,941	13,356
Excess tax benefit on share-based compensation	620	6,089	1,349
Repurchases of common stock	(77,810)	(69,496)	(389,850)
Borrowings under financing arrangements	345,000	110,000	978,500
Repayment of borrowings under financing arrangements	(345,000)	(122,500)	(872,212)
Net (decrease) increase in checks outstanding, net of deposits	(23,842)	23,842	(46,718)
Customer funds administered	86,897	124,999	(129,917)
Net cash (used in) provided by financing activities	(3,373)	89,875	(445,492)
Net increase (decrease) in cash and cash equivalents	93,045	109,857	(119,885)
Cash and cash equivalents, beginning of year	340,110	230,253	350,138
Cash and cash equivalents, end of year	$433,155	$340,110	$230,253
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$30,789	$31,134	$31,332
Income taxes paid	80,119	5,001	55,882
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of deferred revenues into earnings	—	12,000	2,738
Amortization of discounts into earnings	—	—	10,429
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Health Net, Inc. (referred to herein as "Health Net," "the Company," "we," "us," "our" or "HNT") is a publicly traded managed care organization that delivers managed health care services. Together with our subsidiaries, we provide health benefits through our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs") and point of service ("POS") plans to approximately 5.3 million individuals across the country through group, individual, Medicare, Medicaid ("Medi-Cal" in California), the United States Department of Defense ("Department of Defense" or "DoD"), including TRICARE, and Veterans Affairs programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs, and are licensed to sell exclusive provider organization ("EPO"), and indemnity products.
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. Effective January 1, 2013, we closed out our Divested Operations and Services segment, which is described below. As a result of entering into a definitive agreement in January 2012 to sell our Medicare stand-alone Prescription Drug Plan ("Medicare PDP") business, we reviewed our reportable segments in the first quarter of 2012. Following this review, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012. See Note 14 for a discussion of our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries.
Our Government Contracts reportable segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region ("T-3 contract"). We were the managed care contractor for the DoD’s previous TRICARE contract in the North Region, which ended on March 31, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and a small portion of Iowa and Missouri. The Company provides administrative services to approximately 2.9 million Military Health System ("MHS") eligible individuals under the T-3 contract. In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs to manage community based outpatient clinics in four states covering approximately 7,200 enrollees and provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, ("MFLC") program. See Note 2 under the heading "Government Contracts" for additional information on our T-3 contract for the North Region and the MFLC contract.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). Prior to the sale of our Medicare PDP business, our Divested Operations and Services reportable segment, formerly called the "Northeast Operations" reportable segment, included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United (the "Northeast Sale"). Beginning in the first quarter of 2012, this segment also included the transition-related expenses of our divested Medicare PDP business. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 2 for additional information on our Divested Operations and Services and Note 3 for more information on the sale of our Medicare PDP business and the Northeast Sale.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to CVS Caremark. As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012 and 2011. See Note 3 for more information on the sale of our Medicare PDP business.
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
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to Health plan services premiums in our consolidated statement of operations.
Approximately 50%, 45%, and 40% in 2013, 2012 and 2011, respectively, of our health plan services premiums were generated under Medicare and Medicaid/Medi-Cal contracts. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare and Medicaid Services ("CMS") proposed methodology with respect to risk adjustment data validation ("RADV") audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. Such risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue in the years ended December 31, 2013, 2012 and 2011 was not significant.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. For the year ended December 31, 2013, we recognized $74.3 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. For the year ended December 31, 2012, we recognized $21.7 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2012. Retroactive rate adjustments for our SPD and non-SPD members were not material for the year ended December 31, 2011.
In addition, our state-sponsored health care programs in California, including Medi-Cal, Healthy Families, Seniors and Persons with Disabilities, the dual eligibles demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2014, and any potential future Medicaid expansion under federal health care reform, are subject to retrospective premium adjustments based on certain risk sharing provisions included in our state-sponsored health plans rate settlement agreement described below. We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.
On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, Healthy Families, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that is expected to begin in 2014 and any potential future Medi-Cal expansion populations (our “state-sponsored health care programs”), which will be tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. As of December 13, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million (see Note 7), reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.
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
We estimate the amount of the provision for health care service costs IBNR in accordance with GAAP and using standard actuarial developmental methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things. Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at December 31, 2013 and 2012 was approximately $53.4 million and $53.4 million, respectively. There were no material changes in the amount of these reserves, or the amount of these reserves as a percentage of reserve for claims and other settlements, during the year ended December 31, 2013.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the year ended December 31, 2013, we had $56.2 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. The reserve developments related to prior years for the year ended December 31, 2013, when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. For the year ended December 31, 2012, we had $34.5 million in unfavorable reserve developments related to prior years. We believe this unfavorable reserve development for the year ended December 31, 2012 was primarily due to significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") coupled with an unanticipated flattening of commercial trends.
The majority of the IBNR reserve balance held at the end of each year is associated with the most recent months' incurred services because these are the services for which the fewest claims have been paid. The degree of uncertainty in the estimates of incurred claims is greater for the most recent months' incurred services. Revised estimates for prior periods are determined in each year based on the most recent updates of paid claims for prior periods. Estimates for service costs incurred but not yet reported are subject to the impact of changes in the regulatory environment, economic conditions, changes in claims trends, and numerous other factors. Given the inherent variability of such estimates, the actual liability could differ materially from the amounts estimated.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. As of December 31, 2012, we held $9.4 million in premium deficiency reserves. As of December 31, 2013, we held no premium deficiency reserves.
Government Contracts
On April 1, 2011, we began delivering administrative services under the T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. We were the managed care contractor for the Department of Defense's previous TRICARE contract in the North Region, which ended on March 31, 2011.
The T-3 contract has five one-year option periods; however, on March 15, 2011, the DoD exercised option period 2 (without exercising option period 1), due to a delay of approximately one year in the government's initial award of the T-3 contract. Accordingly, option period 2 commenced on April 1, 2011. On March 22, 2012, the DoD exercised option period 3, which commenced on April 1, 2012, and on March 28, 2013, the DoD exercised option period 4, which commenced on April 1, 2013. The Department of Defense has notified us of its intent to exercise option Period 5, which would extend our T-3 contract through March 31, 2015. The DoD has informed us that it intends to request that we submit a proposal to add three additional one-year option periods to the T-3 contract.
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
The transition-in process for the T-3 contract began in the second quarter of 2010. We had deferred transition-in costs of $43.8 million and related deferred revenues of $52.5 million, both of which are amortized on a straight-line basis over the customer relationship period. Fulfillment costs associated with the T-3 contract are expensed as incurred.
Revenues and expenses associated with the T-3 contract are reported as part of government contracts revenues and government contracts expenses in the consolidated statements of operations and included in the Government Contracts reportable segment.
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. Health care costs for the T-3 contract that are paid and reimbursed or reimbursable amounted to $2.5 billion, $2.6 billion and $1.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
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
In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the DoD sponsored MFLC program. On August 15, 2012, we entered into a new MFLC contract awarded by the DoD. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. As a result of the government's decision to award the new MFLC contract to multiple contractors, we expect that the revenues we receive from the new contract will be substantially reduced in comparison to the original MFLC contract. Revenues from the MFLC contracts were $104.8 million, $221.3 million and $258.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Divested Operations and Services
Divested operations and services revenues and expenses include items related to the run-out of our Northeast business that was sold in the Northeast Sale on December 11, 2009. Prior to the first quarter of 2012, these line items had been called Northeast administrative services fees and other revenues and expenses. Due to the sale of our Medicare PDP business on April 1, 2012, starting with the first quarter of 2012, Divested operations and services revenues and expenses also include transition-related revenues and expenses related to the sale of our Medicare PDP business. We provided Medicare PDP transition-related services to CVS Caremark in connection with the transaction. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 3 for additional information regarding the Northeast Sale and the sale of our Medicare PDP business, and see Note 14 for information regarding our reportable segments.
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
 Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,750, $4,700 and $4,550 for the years ended December 31, 2013, 2012 and 2011, respectively. The CMS prospective payment (a flat per member per month ("PMPM") cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Medi-Cal Rate Reduction
In October 2011, CMS approved certain elements of California's 2011-2012 budget proposals to reduce Medi-Cal provider reimbursement rates as authorized by California Assembly Bill 97 (AB 97). The elements approved by CMS included a 10 percent reduction in reimbursement rates for a number of providers. DHCS had preliminarily indicated that the Medi-Cal managed care rate reductions could be effective retroactive to July 1, 2011. However, according to the 2014 Medi-Cal estimates made public on January 10, 2014, the AB 97 cuts applicable to Medi-Cal managed care plans became effective on October 1, 2013. The AB 97 cuts are being applied to Medi-Cal managed care plans only on a prospective basis, beginning October 1, 2013. The impact of the provisions of AB 97 did not have a material impact to our Health plan services premium revenue for the years ended December 31, 2013.
Medicaid Premium Taxes
On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in Medi-Cal. As a result of this reinstatement, for the year ended December 31, 2013, we recorded $92.8 million, including $20.2 million attributable to periods prior to 2013, as general and administrative expense. In addition, the State of California increased Medicaid premium revenues in an amount equal to the increase in the premium taxes. As a result, we recorded $92.8 million in health plan services premiums for the year ended December 31, 2013. These Medicaid premium taxes are currently authorized by the State of California through July 1, 2016.
Share-Based Compensation Expense
As of December 31, 2013, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.
The compensation cost that has been charged against income under our various long-term incentive plans was $29.9 million, $28.9 million and $27.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.6 million, $11.2 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $0.6 million, $6.1 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits of $0 and $23.8 million as of December 31, 2013 and 2012, respectively.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the years ended December 31, 2013, 2012 and 2011, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $434.5 million and $424.0 million as of December 31, 2013 and 2012, respectively. The fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million as of December 31, 2013 and 2012, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2013 and 2012, the restricted cash and cash equivalents balances totaled $5.3 million and $0.8 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $23.8 million and $25.5 million as of December 31, 2013 and 2012, respectively, and are included in investments available-for-sale. For additional information on our regulatory requirements, see Note 12.

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
Wee periodically assess long-lived assets or asset groups including property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If we identify an indicator of impairment, we assess recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. Long-lived assets are classified as held for sale and included as part of current assets when certain criteria are met. We measure long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. During the years ended December 31, 2013, 2012 and 2011, we recorded $1.2 million, $0.5 million and $4.3 million respectively, in impairment charges to general and administrative expenses primarily for internally developed software.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise primarily as a result of various business acquisitions and consist of identifiable intangible assets acquired and the excess of the cost of the acquisitions over the tangible and intangible assets acquired and liabilities assumed (goodwill). Identifiable intangible assets primarily consist of the value of provider networks and customer relationships, which are all subject to amortization.
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
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, the Company’s ability to adequately incorporate into its premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 149% and 115% as of June 30, 2013 and 2012, respectively.
On April 1, 2012, we completed the sale of our Medicare PDP business. See Note 3 for additional information regarding the sale of our Medicare PDP business. Our Medicare PDP business was previously reported as part of our

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2011	$605.9	$605.9
Goodwill allocated to Medicare PDP business sold	(40.0)	(40.0)
Balance as of December 31, 2012	565.9	565.9
Balance as of December 31, 2013	$565.9	$565.9
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2013:
Provider networks	$40.5	$(35.7)	$4.8	19.4
Customer relationships and other	29.5	(20.5)	9.0	11.1
	$70.0	$(56.2)	$13.8

As of December 31, 2012:
Provider networks	$40.5	$(34.6)	$5.9	19.4
Customer relationships and other	29.5	(18.1)	11.4	11.1
	$70.0	$(52.7)	$17.3
The amortization expense was $3.4 million, $3.4 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
 Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year	Amount
2014	$2.8
2015	2.6
2016	2.0
2017	2.0
2018	2.0
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
 Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. In both 2013 and 2012, our 10 largest employer group premiums receivable balances within each of our plans accounted for 14% of our total premiums receivable. Our Medicare receivable from CMS represented 21% of total receivables as of December 31, 2013 compared with 25% as of December 31, 2012. Our 10 largest employer group premiums within each of our plans accounted for 16%, 17% and 18% of our health plan services premium revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The federal government is the primary customer of our Government Contracts reportable segment representing approximately 95% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 27%, 27% and 25% of our health plan premium revenues in 2013, 2012 and 2011, respectively. Our Medicaid revenue is derived in California through our contracts with the DHCS, and, beginning in the fourth quarter of 2013, in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. In 2013 and 2012, revenue from our Medi-Cal contract in Los Angeles County was approximately 46% and 44% of our total Medicaid premium revenue, respectively, and approximately 11% and 8% of total health plan premium revenue, respectively. In May 2005, we renewed our contract with DHCS to provide Medi-Cal service in Los Angeles County. On March 29, 2010, DHCS executed an amendment to

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extend our contract for a second 24-month extension period ending March 31, 2012. On December 1, 2011, our contract with DHCS was extended for a third 24-month period ending March 31, 2014. On November 2, 2012, our wholly owned subsidiaries, Health Net of California, Inc. and Health Net Community Solutions, Inc., entered into a settlement agreement ("the Agreement") with the DHCS. As part of the Agreement, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates, subject to customary provisions for termination. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our Agreement with DHCS, see "Health Plan Services Revenue Recognition" above in this Note 2.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the years ended December 31, 2013, 2012 and 2011, respectively, 949,000 shares, 954,000 shares and 1,446,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earning per share.
For the years ended December 31, 2013, 2012 and 2011, respectively, an aggregate of 941,000 shares, 1,539,000 shares and 2,496,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019 (See Note 8).
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2012, the remaining authorization under our stock repurchase program was $350.0 million. The remaining authorization under our stock repurchase program as of December 31, 2013 was $280.0 million. See Note 9 for more information regarding our stock repurchase program.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2011	$5.3	$(4.8)	$0.5
Other comprehensive income (loss) before reclassifications	46.0	(8.7)	37.3
Amounts reclassified from accumulated other comprehensive income	(21.5)	0.3	(21.2)
Other comprehensive income (loss) for the year ended December 31, 2011	24.5	(8.4)	16.1
Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income (loss) before reclassifications	32.1	(0.4)	31.7
Amounts reclassified from accumulated other comprehensive income	(23.9)	2.6	(21.3)
Other comprehensive income for the year ended December 31, 2012	8.2	2.2	10.4
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive income (loss) before reclassifications	(50.7)	4.8	(45.9)
Amounts reclassified from accumulated other comprehensive income	(15.6)	1.6	(14.0)
Other comprehensive (loss) income for the year ended December 31, 2013	(66.3)	6.4	(59.9)
Balance as of December 31, 2013	$(28.3)	$(4.6)	$(32.9)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Affected line item in the Consolidated Statements of Operations
	2013	2012	2011
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$24.0	$36.7	$33.0	Net investment income
	24.0	36.7	33.0	Total before tax
	8.4	12.8	11.5	Tax expense
	15.6	23.9	21.5	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	(0.1)	—	(a)
Actuarial gains (losses)	(2.5)	(4.1)	(0.6)	(a)
	(2.6)	(4.2)	(0.6)	Total before tax
	(1.0)	(1.6)	(0.3)	Tax benefit
	(1.6)	(2.6)	(0.3)	Net of tax

Total reclassifications for the period	$14.0	$21.3	$21.2	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
Taxes Based on Premiums
We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $124.4 million in 2013, $51.6 million in 2012 and $62.1 million in 2011. The 2013 premium tax expense includes Medicaid premium taxes reinstated in June 2013 retroactive to July 1, 2012 (see "Medicaid Premium Taxes" in this Note 2 for additional information). These amounts are recorded in general and administrative expenses on our consolidated statements of operations.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes
We record deferred tax assets and liabilities based on differences between the book and tax bases of assets and liabilities. The deferred tax assets and liabilities are calculated by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. We establish a valuation allowance in accordance with the provisions of the Income Taxes Topic of the Financial Accounting Standards Board ("FASB") codification. We continually review the adequacy of the valuation allowance and recognize the benefits from our deferred tax assets only when an analysis of both positive and negative factors indicate that it is more likely than not that the benefits will be realized.
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
On April 1, 2012, our subsidiary Health Net Life Insurance Company ("HNL") sold substantially all of the assets, properties and rights of HNL used primarily or exclusively in our Medicare PDP business to CVS Caremark for a total purchase price of $248.2 million. In the year ended December 31, 2012, we recognized a $132.8 million pretax gain on the sale of our Medicare PDP business, or $114.8 million net of tax, and this after tax gain was reported as gain on sale of discontinued operation, net of tax.
In connection with the transaction, we were not permitted to offer Medicare PDP plans for one year following the closing, subject to certain exceptions. We continue to provide prescription drug benefits as part of our Medicare Advantage plan offerings.
In addition, we provided Medicare PDP transition-related services to CVS Caremark in connection with the transaction prior to December 31, 2012, and certain transition-related services were provided in 2013. We recognized the value of future transition-related services to be provided under the Asset Purchase Agreement of $12.0 million as deferred revenue at fair value as of April 1, 2012. This deferred revenue was amortized on a straight-line basis over a nine-month period. The fair value of such deferred revenue was estimated using the income approach based on discounted cash flows. This fair value measurement is based on significant unobservable Level 3 inputs, which include costs associated with providing the transition-related and other services and a discount rate of 1.2 percent. See Note 7 for additional information regarding the fair value measurement of this deferred revenue. Revenues and expenses from these transition-related services are reported as part of divested operations and services revenue and expenses (see Notes 2 and 14).
Our revenues related to our Medicare PDP business were $192.1 million and $485.6 million for the years ended December 31, 2012 and 2011, respectively. These revenues were excluded from our continuing operating results and included in income (loss) from discontinued operation. Our Medicare PDP business had a pretax (loss) income of $(28.8) million and $17.2 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2013, we had no Medicare stand-alone prescription drug plan members. We had no revenues and no pretax income related for the Medicare PDP business for the year ended December 31, 2013.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Northeast Sale
On December 11, 2009, we completed the sale of the Acquired Companies to United. As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services to United until July 1, 2011 under administrative services agreements, and we are required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any revenues and expenses related to the run-out, are reported as part of divested operations and services revenue and expenses. During the year ended December 31, 2012, we recorded no adjustment to the loss on sale of Northeast health plan subsidiaries, and during the year ended December 31, 2011, we recorded a $40.8 million reduction to the loss on sale of Northeast health plan subsidiaries.
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
During the years ended December 31, 2013 and 2012, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
As of December 31, 2013, we classified $59.8 million as investments available-for-sale-noncurrent because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2013. We had no noncurrent available-for-sale investments as of December 31, 2012.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013 and 2012, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$394.7	$3.4	$(8.7)	$389.4
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	734.3	5.9	(30.3)	709.9
Corporate debt securities	449.8	3.6	(9.4)	444.0
	$1,602.5	$12.9	$(48.4)	$1,567.0
Noncurrent:
Asset-backed securities	$1.3	$—	$(0.2)	$1.1
Obligations of states and other political subdivisions	53.4	—	(6.3)	47.1
Corporate debt securities	13.2	—	(1.6)	11.6
	$67.9	$—	$(8.1)	$59.8

	2012
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$499.7	$19.6	$(0.2)	$519.1
U.S. government and agencies	25.9	—	—	25.9
Obligations of states and other political subdivisions	819.9	24.2	(2.0)	842.1
Corporate debt securities	408.4	17.5	(0.5)	425.4
	$1,753.9	$61.3	$(2.7)	$1,812.5

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$47.8	$48.0
Due after one year through five years	312.2	314.7
Due after five years through ten years	432.7	424.7
Due after ten years	415.1	390.2
Asset-backed securities	394.7	389.4
Total current investments available-for-sale	$1,602.5	$1,567.0

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	1.0	0.8
Due after five years through ten years	7.9	7.0
Due after ten years	57.7	50.9
Asset-backed securities	1.3	1.1
Total noncurrent investments available-for-sale	$67.9	$59.8
Proceeds from sales of investments available-for-sale during 2013 were $696.5 million. Gross realized gains and losses during 2013 totaled $26.4 million and $2.4 million, respectively. Proceeds from sales of investments available-for-sale during 2012 were $1,350.0 million. Gross realized gains and losses during 2012 totaled $37.2 million and $0.5 million, respectively.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2013 and December 31, 2012. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$225.3	$(7.9)	$22.5	$(0.8)	$247.8	$(8.7)
U.S. government and agencies	4.0	—	—	—	4.0	—
Obligations of states and other political subdivisions	453.5	(23.5)	79.7	(6.8)	533.2	(30.3)
Corporate debt securities	242.8	(9.0)	6.7	(0.4)	249.5	(9.4)
	$925.6	$(40.4)	$108.9	$(8.0)	$1,034.5	$(48.4)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$0.5	$(0.1)	$0.7	$(0.1)	$1.2	$(0.2)
Obligations of states and other political subdivisions	17.4	(2.2)	29.6	(4.1)	47.0	(6.3)
Corporate debt securities	7.5	(0.9)	4.1	(0.7)	11.6	(1.6)
	$25.4	$(3.2)	$34.4	$(4.9)	$59.8	$(8.1)
The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	91	14	105
U.S. government and agencies	3	—	3
Obligations of states and other political subdivisions	189	35	224
Corporate debt securities	198	9	207
	481	58	539
The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through December 31, 2013:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	1	1	2
Obligations of states and other political subdivisions	8	14	22
Corporate debt securities	6	4	10
	15	19	34

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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property and Equipment
Property and equipment are comprised of the following as of December 31:

	2013	2012
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	3.9	2.0
Buildings and improvements	52.4	47.5
Furniture, equipment and software	422.2	371.0
	480.2	422.2
Less accumulated depreciation	(278.8)	(238.4)
Property and equipment, net	$201.4	$183.8
Our depreciation expense was $35.6 million, $27.9 million and $28.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 6—Financing Arrangements
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2013, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $492.5 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of December 31, 2013, we were in compliance with all covenants under the revolving credit facility.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are not stayed within 60 days; actual or asserted invalidity of any loan document; and a change of control. If an event of default occurs and is continuing under the revolving credit facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all amounts owed thereunder.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2013 and 2012, we had outstanding letters of credit of $7.5 million and $59.4 million, respectively, resulting in a maximum amount available for borrowing of $492.5 million and $440.6 million, respectively. As of December 31, 2013 and 2012, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2013, no default or event of default had occurred under the indenture governing the Senior Notes.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Senior Notes payable balances were $399.3 million as of December 31, 2013 and $399.1 million as of December 31, 2012.
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
Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. Level 3 includes an embedded contractual derivative asset and liability held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach. Level 3 also includes a state-sponsored health plans settlement account deficit asset estimated at fair value based on the income approach. See Note 2 for additional information on our state-sponsored health plans rate settlement agreement.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2013
Assets:
Cash and cash equivalents	$433.2	$—	$—	$—	$433.2
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$203.5	$0.4	$—	$203.9
Commercial mortgage-backed securities	—	144.1	0.7	—	144.8
Other asset-backed securities	—	41.8	—	—	41.8
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.9	47.1	—	757.0
Corporate debt securities	—	444.0	11.6	—	455.6
Total investments at fair value	$23.7	$1,543.3	$59.8	$—	$1,626.8
Embedded contractual derivative	—	—	—	7.2	7.2
State-sponsored health plans settlement account deficit	—	—	—	62.9	62.9
Total assets at fair value	$456.9	$1,543.3	$59.8	$70.1	$2,130.1

Level 3
As of December 31, 2013
Liability:
Embedded contractual derivative	$—
Total liability at fair value	$—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2012
Assets:
Cash and cash equivalents	$340.1	$—	$—	$—	$340.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$272.4	$—	$—	$272.4
Commercial mortgage-backed securities	—	223.1	—	—	223.1
Other asset-backed securities	—	23.6	—	—	23.6
U.S. government and agencies:
U.S. Treasury securities	25.9	—	—	—	25.9
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	841.9	—	0.2	842.1
Corporate debt securities	—	425.4	—	—	425.4
Total investments at fair value	$25.9	$1,786.4	$—	$0.2	$1,812.5
Embedded contractual derivative	—	—	—	11.2	11.2
Total assets at fair value	$366.0	$1,786.4	$—	$11.4	$2,163.8

Level 3
As of December 31, 2012
Liability:
Embedded contractual derivative	$3.2
Total liability at fair value	$3.2
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2013 and 2012. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The changes in the balances of Level 3 financial assets for the years ended December 31, 2013 and 2012 were as follows (dollars in millions):

	Year Ended December 31,
	2013				2012
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	Total
Opening balance	$0.2	$11.2	$—	$11.4	$0.2	$5.3	$5.5
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	5.7	62.9	68.6	—	5.9	5.9
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—
Sales	(0.2)	—	—	(0.2)	—	—	—
Settlements	—	(9.7)	—	(9.7)	—	—	—
Closing balance	$—	$7.2	$62.9	$70.1	$0.2	$11.2	$11.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balance of the Level 3 financial liability for the years ended December 31, 2013 and 2012 were as follows (dollars in millions):

	Year Ended December 31,
	2013	2012
	Embedded Contractual Derivative
Opening balance	$3.2	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	(3.2)	3.2
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$—	$3.2

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no financial assets or liabilities that were fair valued on a non-recurring basis during the year ended December 31, 2013.
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

The changes in the balances of Level 3 financial assets and liabilities that are fair valued on a non-recurring basis for the year ended December 31, 2012 were as follows (dollars in millions):

	Goodwill allocated to Medicare PDP business sold	Deferred revenue related to transition-related services provided in connection with Medicare PDP business sale	Lease impairment obligation
Beginning balance	$—	$—	$—
Additions: Goodwill allocated to Medicare PDP business sold, deferred revenues and lease impairment obligation	40.0	12.0	7.4
Goodwill allocated to Medicare PDP business sold and deferred revenue, realized in net income	(40.0)	(12.0)	—
Ending balance	$—	$—	$7.4

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.34%	—	7.34%	(2.20%)
			National Health Care Expenditures	-0.77%	—	9.46%	(3.63%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$62.9	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-1.7%	—	0.8%	-(0.4%)
			National Health Care Expenditures	3.7%	—	3.7%	(3.7%)
Embedded contractual derivative liability	$3.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.3%	—	10.1%	(4.9%)
			National Health Care Expenditures	-0.1%	—	7.3%	(3.3%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	9.0%	—	9.0%	(9.0%)
Lease impairment obligation	$7.4	Income Approach	Discount Rate	3.26%	—	3.26%	(3.26%)
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 8—Long-Term Equity Compensation
For the year ended December 31, 2013 the compensation cost that has been charged against income under our various stock option and long-term incentive plans ("the Plans") was $29.9 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.6 million (See Note 2).
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
Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to four years of continuous service. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2013, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards provide for accelerated vesting upon the occurrence of a change in control (as defined in the Plans) under the circumstances set forth in the Plans and equity award agreements. At the end of the maximum term, unexercised stock options are set to expire.
PSUs were granted in 2013. These PSUs have a one-year performance period, except for one grant that also includes a performance measure with a two year performance period, vest subject to the recipient's continued employment, and are generally earned at 0% or 100% with vesting beginning no earlier than one year after the grant date. The number of shares, if any, to be delivered in connection with these PSUs is dependent upon the Company’s satisfaction of certain performance criteria as outlined in each PSU award agreement.
As of December 31, 2013, we have reserved up to an aggregate of 7.2 million shares of our common stock for issuance under the Plans.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the weighted-average values of assumptions used in the calculation of grant-date fair values, the weighted-average grant-date fair values for options, and the total intrinsic value of options exercised during the years ended December 31:

	2013 (a)	2012 (a)	2011
Risk-free interest rate	None	None	2.36%
Expected option lives (in years)	None	None	5.1
Expected volatility for options	None	None	35.6%
Expected dividend yield	None	None	None
Weighted-average grant-date fair value of options	None	None	$10.88
Total intrinsic value of options exercised	$3,138,634	$7,418,459	$7,934,673
__________
(a) During the years ended December 31, 2013 and 2012, we made no grants of stock options.
A summary of option activity under our various plans as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	4,281,733	$30.19
Granted	—	—
Exercised	(818,527)	24.52
Forfeited or expired	(149,850)	35.93
Outstanding at December 31, 2013	3,313,356	$31.33	2.66	$9,891,298
Vested or expected to vest at December 31, 2013 (reflecting estimated forfeiture rates effective in 2013)	3,292,080	$31.34	2.65	$9,881,448
Exercisable at December 31, 2013	3,102,963	$31.39	2.56	$9,846,565

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$15.30 – 20.00	147,466	2.51	$15.41	147,466	$15.41
20.01 – 25.00	1,134,346	2.57	23.18	1,129,621	23.18
25.01 – 30.00	451,786	1.81	28.72	444,662	28.75
30.01 – 40.00	839,933	3.34	31.71	641,389	31.99
40.01 – 50.00	590,312	2.37	46.64	590,312	46.64
50.01 – 58.07	149,513	3.32	54.20	149,513	54.20
$15.30 – 58.07	3,313,356	2.66	$31.33	3,102,963	$31.39
We have entered into stock option and RSU agreements with certain employees and non-employee directors and PSU agreements with certain employees. Upon vesting and exercise of each stock option and upon vesting of each RSU

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and PSU, holders will have the right to receive one share of common stock. Awards of stock options, RSUs and PSUs are subject to restrictions on transfer and forfeiture prior to vesting. The following table presents the number of stock options, RSUs and PSUs granted during the years ended December 31:

	2013	2012	2011
Options granted	—	—	661,950
RSUs and PSUs granted	1,143,881	1,084,532	895,294
A summary of RSU and PSU activity under our various plans as of December 31, 2013, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,937,670	$33.13	$0.001
Granted	1,143,881	27.38	0.001
Vested	(678,854)	29.43	0.001
Forfeited	(563,925)	37.58	0.001
Outstanding at December 31, 2013	1,838,772	$29.54	0.001	1.65	$54,554,846
Expected to vest at December 31, 2013 (reflecting estimated forfeiture rates effective in 2013)	1,642,366	$29.53	$0.001	1.68	$48,727,404
The fair values of RSUs and PSUs are determined based on the market value of the underlying shares of common stock on the date of grant.
The weighted-average grant-date fair values and aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, are as follows:

	2013	2012	2011
Weighted-average grant-date fair values of RSUs and PSUs vested	$29.43	$38.22	$30.65
Aggregate intrinsic value of RSUs and PSUs vested (in millions)	$18.5	$49.0	$14.7
Share-based compensation expense recorded for the years ended December 31, is as follows:

	2013	2012	2011
	(Amounts in millions)
Compensation expense - options	$3.7	$5.4	$6.2
Compensation expense - RSUs and PSUs	$26.2	$23.5	$21.4

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the remaining unrecognized compensation costs and the respective weighted-average recognition periods are as follows:

	Non-vested Options	Non-vested RSUs & PSUs
Remaining unrecognized compensation cost (in millions)	$0.4	$28.6
Remaining weighted-average period (in years)	0.25	1.60
Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2013, we withheld 0.6 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs.
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
 Note 9—Capital Stock
As of December 31, 2013, there were 150,224,000 shares of our common stock issued and 70,704,000 shares of common stock held in treasury, resulting in 79,520,000 shares of our common stock outstanding.
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
Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program.
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
During the year ended December 31, 2012, we repurchased 2.1 million shares of our common stock for aggregate consideration of $50.0 million under our stock repurchase program. During the year ended December 31, 2013, we repurchased 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2013 was $280.0 million.
Note 10—Employee Benefit Plans
Defined Contribution Retirement Plans
We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The plans were amended and restated effective January 1, 2008 to comply with, among other things, Section 415 of the Code. In 2009, 2010, 2011 and 2012, various administrative amendments were made to the plans. The plans were amended and restated effective January 1, 2013 to comply with, among other things, Section 415 of the Code. Participation in the Company's active plan is available to substantially all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions based on matching or other formulas. Our expense under these plans totaled $16.0 million, $16.4 million and $16.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general and administrative expense in our consolidated statements of operations.
 Deferred Compensation Plans
We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses (the "Employee Plan"). In addition, we have a voluntary deferred compensation plan pursuant to which the non-employee members of the Health Net, Inc. Board of Directors are eligible to defer a certain portion of their meeting fees and other cash remuneration (the "BOD Plan"). The compensation deferred under these plans is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. These plans are unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The BOD Plan was amended and restated effective December 31, 2009 and the Employee Plan was amended and restated effective January 1, 2010. The plans were amended effective November 18, 2013.
As of December 31, 2013 and 2012, the liability under these plans amounted to $52.0 million and $49.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $2.8 million, $4.2 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general and administrative expense in our consolidated statements of operations.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans' obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$43.4	$42.2	$26.9	$24.6
Service cost	1.2	1.7	0.4	0.4
Interest cost	1.6	1.8	1.0	1.1
Change in plan provisions	—	—	(0.6)	—
Benefits paid	(1.2)	(1.2)	(0.9)	(0.9)
Actuarial (gain) loss	(4.6)	(1.1)	(2.7)	1.7
Benefit obligation, end of year	$40.4	$43.4	$24.1	$26.9
Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.2	1.2	0.9	0.9
Benefits paid	(1.2)	(1.2)	(0.9)	(0.9)
Plan assets, end of year	$—	$—	$—	$—
Underfunded status, end of year	$(40.4)	$(43.4)	$(24.1)	$(26.9)
Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(Dollars in millions)
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(1.7)	(1.6)	(1.1)	(0.9)
Noncurrent liabilities	(38.7)	(41.8)	(23.0)	(26.0)
Net amount recognized	$(40.4)	$(43.4)	$(24.1)	$(26.9)
Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(Dollars in millions)
Prior service cost	$—	$—	0.3	$0.7
Net loss (gain)	0.7	3.9	3.6	6.4
	$0.7	$3.9	$3.9	$7.1
The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(Dollars in millions)
Projected benefit obligation	$40.4	$43.3	$24.1	$26.9
Accumulated benefit obligation	37.1	36.5	24.1	26.9
Fair value of plan assets	—	—	—	—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in millions)
Service cost	$1.2	$1.7	$1.4	$0.4	$0.4	$0.2
Interest cost	1.6	1.8	1.9	1.0	1.1	0.8
Amortization of prior service cost	—	—	—	0.1	0.1	—
Amortization of net loss (gain)	0.5	1.2	0.1	1.9	2.9	0.5
Net periodic benefit cost	$3.3	$4.7	$3.4	$3.4	$4.5	$1.5
The estimated net (gain) loss and prior service cost for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0.4 million, respectively.
All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.
Additional Information

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.5%	3.7%	4.8%	3.9%
Rate of compensation increase	6.0%	6.0%	3.5%	3.5%

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	3.7%	4.4%	5.4%	4.0%	4.5%	5.5%
Rate of compensation increase	6.0%	5.9%	5.9%	3.5%	3.5%	3.5%
The discount rates we used to measure our obligations under our pension and other postretirement plans at December 31, 2013 and 2012 mirror the rate of return expected from high-quality fixed income investments.

	2013			2012
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rates assumed for next year	7.3%	to	16.3%	7.5%	to	14.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%			5%
Years that the rate reaches the ultimate trend rate	2022	to	2023	2018	to	2023

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2013:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.2	$(2.7)
Contributions
We expect to contribute $1.7 million to our pension plan and $1.1 million to our postretirement health and life plans throughout 2014. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2014 is expected to be paid out as benefits during the same year.
Estimated Future Benefit Payments
We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2014	$1.7	$1.1
2015	1.7	1.0
2016	2.9	1.0
2017	2.8	1.1
2018	2.8	1.2
Years 2019—2023	15.7	7.1

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Income Taxes
Continuing Operations
Significant components of the provision for income taxes from continuing operations are as follows for the years ended December 31:

	2013	2012	2011
	(Dollars in millions)
Current tax expense:
Federal	$79.0	$(3.4)	$77.8
State	12.5	(1.2)	14.5
Total current tax expense	91.5	(4.6)	92.3
Deferred tax expense (benefit):
Federal	15.0	11.1	5.1
State	(6.4)	(2.2)	2.7
Total deferred tax expense (benefit)	8.6	8.9	7.8
Interest expense, gross of related tax effects	(0.3)	1.7	0.6
Total income tax provision	$99.8	$6.0	$100.7
A reconciliation of the statutory federal income tax rate and the effective income tax rate on income from continuing operations is as follows for the years ended December 31:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	1.5	(6.9)	6.9
Valuation allowance (release) against capital losses, net operating losses or tax credits	—	(26.5)	21.9
Non-deductible compensation	3.6	17.7	2.3
Tax exempt interest income	(2.4)	(12.7)	(2.2)
Sale of subsidiaries	—	1.8	(3.9)
Interest expense	(0.1)	5.3	0.5
Lobbying expense	0.4	3.4	0.8
Other, net	(1.0)	1.8	1.0
Effective income tax rate	37.0%	18.9%	62.3%
 The effective income tax rate from continuing operations was 37.0%, 18.9% and 62.3% for the years ended December 31, 2013, 2012 and 2011, respectively. Our effective income tax rate for the year ended December 31, 2013 varies from the statutory federal rate of 35% primarily due to state income taxes, tax exempt investment income, and non-deductible compensation. During the year ended December 31, 2011, a judgment was rendered in the AmCareco litigation (see Note 13) that resulted in deferred tax assets of $51.1 million. Realization of these deferred tax assets was uncertain and therefore, a valuation allowance for the full amount was established. The most significant change in the effective income tax rate from 2011 to 2012 is as a result of the absence of such litigation effects in 2012. Our effective income tax rate for the year ended December 31, 2012 is lower than the statutory federal rate of 35% primarily due to the effect of tax-exempt income and reductions of valuation allowances against deferred assets, which resulted from the

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilization of capital loss carryforwards against gains on sale of marketable securities. Such beneficial impacts are partially offset by the effect of certain compensation treated as non-deductible under the ACA.
Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2013	2012
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$87.8	$92.7
Accrued compensation and benefits	67.1	70.5
Net operating and capital loss carryforwards	22.2	22.9
Unrealized losses on investments	16.7	—
Insurance loss reserves and unearned premiums	12.7	15.4
Deferred gain and revenues	6.6	12.4
Other	8.8	2.4
Deferred tax assets before valuation allowance	221.9	216.3
Valuation allowance	(23.3)	(19.7)
Net deferred tax assets	$198.6	$196.6
DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$77.1	$63.6
Prepaid expenses	14.9	17.7
Deferred revenue	13.2	25.8
Unrealized gains on investments	—	22.9
Other	4.0	1.9
Deferred tax liabilities	$109.2	$131.9
During 2013, our total valuation allowance increased by a net $3.6 million, primarily resulting from a change in our investment portfolio to an unrealized loss position. The unrealized losses could produce capital losses that we expect would be subject to limitations on use for state tax reporting.
For 2013, 2012 and 2011 the income tax benefit realized from share-based award exercises was $6.1 million, $16.6 million and $8.7 million, respectively. Of the tax benefits realized, $(1.4) million, $5.1 million and $0.8 million were allocated to stockholders’ equity in 2013, 2012 and 2011, respectively.
As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $6.1 million and $162.9 million, respectively. The net operating loss carryforwards expire at various dates through 2032.
Limitations on utilization may apply to all of the federal and state net operating loss carryforwards. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2013 valuation allowance was allocated to reduce goodwill.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2013	2012	2011
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$57.3	$47.1	$21.9
Increases in unrecognized tax benefits related to the current year	4.4	2.4	25.2
Increases in unrecognized tax benefits related to prior years	—	8.0	—
Decreases in unrecognized tax benefits related to a prior year	(0.2)	(0.2)	—
Settlements with taxing authorities	(1.9)	—	—
Lapse in statute of limitation for assessment	(4.0)	—	—
Gross unrecognized tax benefits at end of year	$55.6	$57.3	$47.1
Of the $59.3 million total liability at December 31, 2013 for unrecognized tax benefits, including interest and penalties, approximately $9.7 million would, if recognized, impact the Company’s effective tax rate. The remaining $49.6 million would impact deferred tax assets. Of the $62.7 million total liability at December 31, 2012 for unrecognized tax benefits, including interest and penalties, approximately $13.3 million would, if recognized, impact the Company’s effective tax rate. The remaining $49.4 million would impact deferred tax assets.
We recognized interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2013, 2012 and 2011, ($0.3) million, $1.7 million and $0.6 million of interest was recorded as income tax (benefit) provision, respectively. We reported interest accruals of $3.7 million and $4.1 million at December 31, 2013 and 2012, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.
We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2013, tax years subject to examination in the federal jurisdiction are 2008 and forward. The most significant state tax jurisdiction for us is California, and tax years subject to examination by that jurisdiction are 2008 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the closure of federal and state statutes of limitations for assessment and examination settlements. These resolutions could reduce our unrecognized tax benefits by approximately $3.1 million.
Discontinued Operation
On April 1, 2012, we completed the sale of our Medicare PDP business to CVS Caremark. For the year ended December 31, 2012, we recorded tax expense of $18.0 million net against the gain on sale of discontinued operation. See Note 3 for additional information regarding the sale of our Medicare PDP business. The effective tax rate differs from the federal statutory rate of 35% due primarily to the impact of non-deductible goodwill impairment and a reduction in the valuation allowance against deferred tax assets, which resulted from the utilization of capital loss carryforwards against the gain on the sale of our Medicare PDP business. We had no income or loss and no tax expense or benefit for discontinued operation for the year ended December 31, 2013.
As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operation in our consolidated statements of operations for the year ended December 31, 2012, and accordingly, reclassified our results of operations for the year ended December 31, 2011. We recorded a tax benefit of $10.3 million net against the loss from discontinued operation for the year ended December 31, 2012. We recorded tax expense of $6.2 million net against income from discontinued operation for the year ended December 31, 2011. The effective

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income tax rates related to income or loss from discontinued operation remained relatively constant throughout 2011 and 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes.
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
Statutory reporting varies in certain respects from GAAP. Typical differences of statutory reporting as compared to GAAP reporting are the reporting of fixed maturity securities at amortized cost, not recognizing certain assets including those that are non-admitted for statutory purposes and certain reporting classifications. Statutory-basis capital and surplus of our health plan subsidiaries was $138.6 million and $143.8 million at December 31, 2013 and 2012, respectively. Statutory-basis net (loss) income of our health plan subsidiaries was approximately $(158,000), $44,000 and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Our subsidiaries that are regulated by DMHC report their accounts in conformity with GAAP. GAAP equity of our DMHC regulated subsidiaries was $1.2 billion and $1.2 billion at December 31, 2013 and 2012, respectively. GAAP net income of our DMHC regulated subsidiaries was $140.7 million, $122.1 million and $181.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Based on operations as of December 31, 2013, the amount of statutory capital and surplus or net worth of our regulated subsidiaries necessary to satisfy regulatory requirements was $453.0 million in the aggregate. As of December 31, 2013, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was approximately $453.0 million in the aggregate. As of December 31, 2013, the amount of restricted net assets of our regulated subsidiaries was approximately $126.1 million in the aggregate. Management believes that as of December 31, 2013 all of our active regulated subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards and restricted accounts or assets in all material respects.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies
Legal Proceedings
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 13 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 13 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Military Family Life Consultants Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in Washington state court and California federal court relating to the independent contractor classification of Military Family Life Consultants (“MFLCs”) who contracted with our subsidiary, Managed Health Network Government Services, Inc. (“MHNGS”), to provide short-term, non-medical counseling at U.S. military installations throughout the country.
On June 14, 2011, two former MFLCs filed a putative class action in the Superior Court of the State of Washington for Pierce County against Health Net, Inc., MHNGS, and MHN Services d/b/a MHN Services Corporation (also a subsidiary), on behalf of themselves and a proposed class of current and former MFLCs who have performed services as independent contractors in the state of Washington from June 14, 2008 to the present. Plaintiffs claim that MFLCs were misclassified as independent contractors under Washington law and are entitled to the wages and overtime pay that they would have received had they been classified as non-exempt employees. Plaintiffs seek unpaid wages, overtime pay, statutory penalties, attorneys’ fees and interest. We moved to compel the case to arbitration, and the court denied the motion on September 30, 2011. We appealed the decision. The Washington Supreme Court affirmed the trial court’s decision on August 15, 2013. On February 26, 2014, we removed this case to the United States District Court for the Western District of Washington, pursuant to the Class Action Fairness Act.
On May 15, 2012, the same two MFLCs who filed the Washington action, as well as twelve other named plaintiffs, filed a proposed collective action lawsuit against the same defendants in the United States District Court for the Western District of Washington on behalf of themselves and other current and former MFLCs who have performed services as independent contractors nationwide from May 15, 2009 to the present. They allege misclassification under the federal Fair Labor Standards Act (“FLSA”) and seek unpaid wages, unpaid benefits, overtime pay, statutory penalties, attorneys’ fees and interest. They also seek penalties under California Labor Code section 226.8. The court

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has since transferred the case to the United States District Court for the Northern District of California (the “Northern District of California”) to relate it to a virtually identical suit filed on October 2, 2012 against MHNGS and Managed Health Network, Inc. (“MHN”) (also a subsidiary).
The October 2012 Northern District of California suit alleges misclassification under the FLSA on behalf of a nationwide class, as well under several state laws on behalf of MFLCs who worked in California, New Mexico, Hawaii, Kentucky, New York, Nevada, and North Carolina. On October 24, 2013, the parties agreed to toll the statutes of limitations for overtime violations in the following states: Alaska, Colorado, Illinois, Maine, Maryland, Massachusetts, Montana, New Jersey, North Dakota, Ohio, and Pennsylvania.
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending the Ninth Circuit appeal. On September 13, 2013, Plaintiffs moved to dismiss the appeal based on collateral estoppel in light of the Washington Supreme Court’s August 15, 2013 ruling. We opposed that motion. The appeal and Plaintiffs’ motion to dismiss are currently pending.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. On October 23, 2013, counsel for the named plaintiffs filed a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. The Court granted that motion on November 21, 2013, and has scheduled the final approval hearing for June 4, 2014. On January 21, 2014, notices were sent to class members advising them of the Settlement Agreement and providing them with information regarding the benefits available to them, as well as their rights to object or opt out of the Settlement Agreement. In the event the Settlement Agreement receives final approval, each of the three putative class actions described above will be dismissed with prejudice, and all class members who do not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which would cover all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above would be eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer would be eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members would be eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We will also be responsible for the payment of the award by the Sacramento County Superior Court of approximately $2.3 million in fees and expenses to plaintiffs' counsel for the three class actions described above. Finally, we will be responsible for the costs of administering the Settlement Agreement. In the event that the Sacramento County Superior Court does not grant final approval of the Settlement Agreement, and the parties are unable to negotiate a revised settlement agreement that is finally approved by the Court, the pending litigation described above will continue. In the event the Settlement Agreement described above receives final approval, we do not believe that the terms of the Settlement Agreement would have a material impact on our consolidated financial statements.
We have also been informed that a number of regulatory agencies are investigating the incident, including the California Department of Managed Health Care ("DMHC").
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
Potential Settlements
We regularly evaluate legal proceedings and regulatory matters pending against us, including those described above in this Note 13, to determine if settlement of such matters would be in the best interests of the Company and its stockholders. The costs associated with any settlement of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described above in this Note 13, could be substantial and, in certain cases, could result in a significant earnings charge or impact on our cash flow in any particular quarter in which we enter into a settlement agreement and could have a material impact on our financial condition, results of operations, cash flow and/or liquidity and may affect our reputation.
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
We lease office space in multiple locations in Shelton, Connecticut under operating lease agreements for remaining terms ranging from three to four years. We began monitoring these leases for impairment after the Northeast Sale in December 2009 although we remained in these sites to conduct related transition work. In December 2012 after vacating these sites, we recorded a lease impairment totaling $7.4 million in our divested operations and services expenses. The lease impairment amount represented the fair value of future lease obligations discounted using a credit adjusted risk-free interest rate of 3.26%.
We lease an office space in Woodland Hills, California that is used for operations in our Western Region Operations and Government Contracts reportable segments under an operating lease agreement. The lease expires on December 31, 2014 and does not provide for complete cancellation rights. As of December 31, 2013, the total future minimum lease commitments under the lease were approximately $3.4 million.
We lease an office space in Woodland Hills, California for our California health plan under an operating lease agreement. The lease expires on December 31, 2021 and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. As of December 31, 2013, the total future minimum lease commitments under this lease were approximately $94.5 million.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Purchase Obligations
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2013.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2013, the remaining terms were approximately from two to three years for these contracts, and termination of these agreements is subject to certain termination provisions. As of December 31, 2013, the total estimated future commitments under these agreements were $123.6 million.
We have entered into an agreement with International Business Machines Corporation ("IBM") to outsource our IT infrastructure management services including data center services, IT security management and help desk support. We exercised two of our three six-month options to extend the contract for an additional year and as of December 31, 2013, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $99.1 million.
We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. We exercised our option to extend the contract for an additional year and as of December 31, 2013, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $65.0 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2013, the remaining term of this contract was approximately three years, and the total estimated future commitments under the agreement were approximately $30.5 million.
We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.
As of December 31, 2013, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2014	$55.3	$275.7
2015	51.0	144.3
2016	43.8	64.7
2017	32.4	7.9
2018	24.4	2.2
Thereafter	65.5	—
Total minimum commitments	$272.4	$494.8
Lease expense totaled $45.1 million, $47.8 million and $52.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Long-term purchase obligation expenses totaled $217.2 million, $214.9 million and $188.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Segment Information
Our reportable segments as of January 1, 2013 are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, we closed out our Divested Operations and Services segment as discussed below. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the years ended December 31, 2012 and 2011. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense MFLC program and certain other health care-related government contracts. For the year ended December 31, 2011, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative services to United in connection with the Northeast Sale. Beginning in the first quarter of 2012, our Divested Operations and Services reportable segment also included the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31, 2013, 2012 and 2011.
2013

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,377.1	$572.3	$—	$—	$10,949.4
Intersegment revenues	11.1	—	—	(11.1)	—
Net investment income	69.6	—	—	—	69.6
Administrative services fees and other income	34.8	—	—	—	34.8
Divested operations and services revenue	—	—	—	—	—
Interest expense	32.6	—	—	—	32.6
Depreciation and amortization	38.6	—	—	—	38.6
Share-based compensation expense	26.1	3.8	—	—	29.9
Segment pretax income (loss)	207.5	74.5	—	(12.0)	270.0
2012

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,459.1	$689.1	$—	$—	$11,148.2
Intersegment revenues	11.0	—	—	(11.0)	—
Net investment income	82.4	—	—	—	82.4
Administrative services fees and other income	18.0	—	—	—	18.0
Divested operations and services revenue	—	—	40.5	—	40.5
Interest expense	33.2	—	—	—	33.2
Depreciation and amortization	31.1	—	—	—	31.1
Share-based compensation expense	24.1	4.2	0.6	—	28.9
Segment pretax income (loss)	29.2	89.9	(45.4)	(42.0)	31.7

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 2011

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$9,876.3	$1,416.6	$2.4	$—	$11,295.3
Intersegment revenues	11.8	—	—	(11.8)	—
Net investment income	74.1	—	0.1	—	74.2
Administrative services fees and other income	11.5	—	—	—	11.5
Divested operations and services revenue	—	—	34.5	—	34.5
Interest expense	31.9	—	0.2	—	32.1
Depreciation and amortization	31.2	—	—	—	31.2
Share-based compensation expense	22.6	4.0	1.0	—	27.6
Segment pretax income (loss)	264.9	185.2	(88.9)	(199.4)	161.8
Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Commercial premium revenue	$5,175.4	$5,705.5	5,945.9
Medicare premium revenue	2,771.4	2,790.5	2,437.1
Medicaid premium revenue	2,430.3	1,963.1	1,493.3
Total Western Region Operations health plan services premiums	10,377.1	10,459.1	9,876.3
Total Divested Operations and Services health plan services premiums	—	—	2.4
Total health plan services premiums	$10,377.1	$10,459.1	$9,878.7

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Reserves for Claims and Other Settlements
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2013, 2012 and 2011.

	Health Plan Services Year Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Reserve for claims (a), beginning of period	$808.7	$720.8	$727.5
Incurred claims related to:
Current year (f)	4,666.0	4,950.9	4,733.0
Prior years (c)	(56.2)	34.5	(96.5)
Total incurred (b)	4,609.8	4,985.4	4,636.5
Paid claims related to:
Current year	3,872.5	4,156.6	4,024.4
Prior years	738.6	740.9	618.8
Total paid (b)	4,611.1	4,897.5	4,643.2
Reserve for claims (a), end of period	807.4	808.7	720.8
Add:
Claims and claims-related payable (d)	67.0	91.6	111.0
Other (e)	109.7	137.7	80.3
Reserves for claims and other settlements, end of period	$984.1	$1,038.0	$912.1

__________

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.

(b)	Includes medical claims only. Capitation, pharmacy and other payments (including, for example, provider settlements) are not included.

(c)
This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. Negative amounts in this line represent favorable development in estimated prior years’ health care costs. Positive amounts in this line represent unfavorable development in estimated prior years’ health care costs. The favorable development related to prior years that was recorded in the year ended December 31, 2013 and in 2011 resulted from claims being settled for amounts less than originally estimated. In 2013, this was primarily due to the absence of moderately adverse conditions. In 2011, this was primarily due to lower than expected health care cost trends. The favorable developments related to prior years that were recorded in 2013 and 2011 do not directly correspond to an increase in our operating results for those periods because any favorable prior period reserve development increases current period net income only to the extent that the current period provision for adverse deviation (see footnote (f)) is less than the benefit recognized from the prior period favorable development. The unfavorable development in estimated prior years' health care costs for 2012 primarily resulted from significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA combined with an unanticipated flattening of commercial trends. See Note 2 under the heading "Health Plan Services Health Care Cost" for more information.

(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.

(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.
(f) Our IBNR estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. Such amounts were $53.4 million, $53.4 million and $47.6 million as of December 31, 2013, 2012 and 2011, respectively.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the Company’s health plan services expenses for the years ended December 31:

	Health Plan Services
	2013	2012	2011
	(Dollars in millions)
Total incurred fee for service claims	$4,609.8	$4,985.4	$4,636.5
Capitated expenses and shared risk	3,108.0	3,128.1	2,789.2
Pharmacy and other	1,168.7	1,202.8	1,114.1
Health plan services	$8,886.5	$9,316.3	$8,539.8
For the years ended December 31, 2013, 2012 and 2011, the Company’s capitated, shared risk, pharmacy and other expenses represented 48%, 46% and 46%, respectively, of the Company’s total health plan services.
Note 16—Quarterly Information (Unaudited)
The following interim financial information presents the 2013 and 2012 results of operations on a quarterly basis:
2013

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$2,797.0	(1)	$2,738.4		$2,775.0	(3)	$2,743.2
Health plan services costs	2,268.7		2,191.9		2,196.6		2,229.3
Government contracts costs	125.5		127.4		125.3		124.7
Income from continuing operations before income taxes	81.3		52.0	(2)	108.6		28.0
(Loss) income on discontinued operation, net of tax	—		—		—		—
Net income	50.1	(1)	33.5		66.8	(3)	19.8
Basic earnings per share from continuing operations	$0.63		$0.42		$0.84		$0.25
Diluted earnings per share from continuing operations (4)	$0.62		$0.42		$0.83		$0.25
Basic (loss) earnings per share on discontinued operation	$—		$—		$—		$—
Diluted (loss) earnings per share on discontinued operation	$—		$—		$—		$—
Basic earnings per share	$0.63		$0.42		$0.84		$0.25
Diluted earnings per share (4)	$0.62		$0.42		$0.83		$0.25

__________
(1) Includes $42.2 million of Medicaid premium revenue as a result of Medicaid/Medi-Cal retroactive rate adjustments related to 2011 and 2012.

(2)	Includes a $12.9 million in pretax costs related to continuing efforts to address scale issues.
(3) Includes $32.1 million of Medicaid premium revenue as a result of Medicaid/Medi-Cal retroactive rate adjustments for periods prior to 2013.
(4) The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$2,830.4		$2,841.3		$2,779.6		$2,837.8	(5)
Health plan services costs	2,343.7		2,358.5		2,281.4		2,332.8
Government contracts costs	162.3		153.4		151.8		137.5
(Loss) income from continuing operations before income taxes	(13.6)		7.4		29.4		8.4
(Loss) income on discontinued operation, net of tax	(18.5)		119.4		(2.5)		(2.2)
Net (loss) income	(26.6)	(1)	124.6	(2)	18.0	(3)	6.0	(4) (5)
Basic (loss) earnings per share from continuing operations	$(0.10)		$0.06		$0.25		$0.10
Diluted (loss) earnings per share from continuing operations (6)	$(0.10)		$0.06		$0.25		$0.10
Basic (loss) earnings per share on discontinued operation (6)	$(0.22)		$1.44		$(0.03)		$(0.03)
Diluted (loss) earnings per share on discontinued operation (6)	$(0.22)		$1.42		$(0.03)		$(0.03)
Basic (loss) earnings per share (6)	$(0.32)		$1.50		$0.22		$0.07
Diluted (loss) earnings per share (6)	$(0.32)		$1.48		$0.22		$0.07

__________

(1)
Includes $25.0 million of adverse development related to prior periods recorded as part of health care costs, a $9.5 million expense related to our G&A cost reduction efforts and an unfavorable $0.7 million in pretax litigation reserve adjustment. Also includes a $6.5 million insurance reimbursement related to a prior legal settlement.

(2)
Includes $119.4 million gain on sale of discontinued operation related to the sale of our Medicare PDP business to CVS Caremark. Also includes $7.9 million of adverse development related to prior years recorded as part of health care costs, and a $10.8 million expense related to our G&A cost reduction efforts.

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

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Net investment income	$1,316	$1,459	$493
Other income (loss)	229	204	690
Administrative service fees	464,393	478,037	493,637
Divested operations and services revenues	—	—	33,377
Total revenues	465,938	479,700	528,197
EXPENSES:
General and administrative	431,354	470,156	649,524
Depreciation and amortization	36,185	30,408	33,061
Interest	33,589	35,112	34,456
Divested operations and services expenses	—	—	33,377
Total expenses	501,128	535,676	750,418
Loss from operations before income taxes and equity in net income of subsidiaries	(35,190)	(55,976)	(222,221)
Income tax benefit	13,014	5,633	132,690
Equity in net income (loss) of subsidiaries	192,302	172,406	161,651
Net income	$170,126	$122,063	$72,120

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$170,126	$122,063	$72,120
Other comprehensive income before tax:
Unrealized (losses) gains on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(78,217)	65,462	54,607
Less: Reclassification adjustments for gains included in earnings	(23,975)	(36,680)	(33,029)
Unrealized (losses) gains on investments available-for-sale, net	(102,192)	28,782	21,578
Defined benefit pension plans:
Prior service cost arising during the period	607	—	(1,304)
Net gain (loss) arising during the period	7,294	(646)	(12,904)
Less: Amortization of prior service cost and net loss included in net periodic pension cost	2,572	4,152	628
Defined benefit pension plans, net	10,473	3,506	(13,580)
Other comprehensive (loss) income, before tax	(91,719)	32,288	7,998
Income tax (benefit) expense related to components of other comprehensive income	(31,868)	21,936	(8,147)
Other comprehensive (loss) income, net of tax	(59,851)	10,352	16,145
Comprehensive income	$110,275	$132,415	$88,265

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$131,350	$105,809
Investments—available for sale	78,242	—
Other assets	30,965	36,351
Deferred taxes	16,158	—
Due from subsidiaries	177,957	169,853
Total current assets	434,672	312,013
Property and equipment, net	162,679	145,821
Goodwill	319,732	319,732
Other intangible assets, net	1,198	1,823
Investment in subsidiaries	2,608,631	2,648,148
Deferred taxes	6,523	17,823
Other assets	71,661	66,857
Total Assets	$3,605,096	$3,512,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$237,555	$223,612
Deferred taxes	—	18,807
Other liabilities	100,755	96,162
Total current liabilities	338,310	338,581
Intercompany notes payable—long term	977,233	987,746
Long term debt	499,300	499,095
Other liabilities	161,442	129,765
Total Liabilities	1,976,285	1,955,187
Commitments and contingencies
Stockholders’ Equity:
Common stock	150	149
Additional paid-in capital	1,377,624	1,329,000
Treasury common stock, at cost	(2,179,744)	(2,092,625)
Retained earnings	2,463,648	2,293,522
Accumulated other comprehensive income	(32,867)	26,984
Total Stockholders’ Equity	1,628,811	1,557,030
Total Liabilities and Stockholders’ Equity	$3,605,096	$3,512,217

See accompanying notes to condensed financial statements.

  SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$111,385	$165,141	$252,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	6,060	—	—
Maturities of investments	877	—	—
Purchases of investments	(6,841)	—	—
Purchases of property and equipment	(53,632)	(68,116)	(48,046)
Notes receivable due from subsidiaries	—	7,000	(24,000)
Capital contributions returned to Parent	2,300	1,500	1,796
Capital contributions to subsidiaries	(7,500)	(17,560)	(400)
Sales (purchases) of restricted investments and other	161	876	(13,361)
Net cash used in investing activities	(58,575)	(76,300)	(84,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	5	(44)	(37)
Excess tax benefit on share-based compensation	287	3,222	544
Net borrowings from subsidiaries	39,487	(9,103)	(14,246)
Proceeds from exercise of stock options and employee stock purchases	10,762	16,941	13,356
Proceeds from issuance of notes and other financing arrangements	345,000	110,000	978,500
Repayment of debt under financing arrangements	(345,000)	(122,500)	(872,212)
Repurchase of common stock	(77,810)	(69,496)	(389,850)
Net cash used in financing activities	(27,269)	(70,980)	(283,945)
Net increase (decrease) in cash and cash equivalents	25,541	17,861	(115,856)
Cash and cash equivalents, beginning of period	105,809	87,948	203,804
Cash and cash equivalents, end of period	$131,350	$105,809	$87,948
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$30,789	$31,134	$31,332
Income taxes paid	80,119	5,001	55,882

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
Note 2—Subsidiary Transactions
Dividends from Subsidiaries
HNT received cash dividends from its subsidiaries in the amounts of $46,519,000, $140,000,000 and $305,000,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

3.2
Eleventh Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2014 (File No. 1-12718) and incorporated herein by reference).

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

*10.5
Amended and Restated Employment Agreement, dated as of March 11, 2013, by and between Health Net, Inc. and Scott D. Law (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12718) and incorporated herein by reference).

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

*10.10
Certain Compensation and Benefit Arrangements with Respect to Health Net, Inc.’s Non-Employee Directors, as amended and restated on December 2, 2010 (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.11
Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.12
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

*10.21
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

*10.23
Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12718) and incorporated herein by reference).

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

*10.26
Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.27
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

*10.30
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.31
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.32
Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

†*10.33	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan (As Amended and Restated effective January 1, 2010), a copy of which is filed herewith.

*10.34
Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.35	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan for Directors (As Amended and Restated effective December 1, 2009), a copy of which is filed herewith.

Exhibit Number	Description

*10.36
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.37
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

*10.39
Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.40
Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.41	Amendment No. 3 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan, a copy of which is filed herewith.

*10.42
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

†*10.43	Amendment Number One to the Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan, a copy of which is filed herewith.

*10.44
Health Net, Inc. 2002 Stock Option Plan (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12718) and incorporated herein by reference).

†*10.45	Amendment Number One to the Health Net, Inc. 2002 Stock Option Plan, a copy of which is filed herewith.

*10.46
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

†*10.49	Amendment No. 3 to the Health Net, Inc. 2005 Long-Term Incentive Plan, a copy of which is filed herewith.

*10.50
Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.51
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

*10.53
Amendment No. 3 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12718) and incorporated herein by reference).

†*10.54	Amendment No. 4 to the Health Net, Inc. 2006 Long-Term Incentive Plan, a copy of which is filed herewith.

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

†*10.59	2013 Restatement of the Health Net, Inc. 401(k) Savings Plan, a copy of which is filed herewith.

*10.60
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

*10.62
Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.63
Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated effective April 25, 1995 (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.64
Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.65
Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

^10.66
Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.67
Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.68
Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.69
Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^10.70
Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.71
Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.72
Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.73
Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

10.74
Amendment No. 3 to Master Services Agreement, dated August 9, 2012, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12718) and incorporated herein by reference).

10.75
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

101
The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (3) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (4) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, and (6) Notes to Consolidated Financial Statements.

__________

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

^	This exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.