Form 10-Q
period 2014-03-31
HEALTH NET INC
filed 2014-05-07
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares outstanding of the registrant’s Common Stock as of May 5, 2014 was 80,204,124 (excluding 71,244,473 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Health plan services premiums	$2,881,345	$2,632,069
Government contracts	144,090	134,512
Net investment income	11,102	29,551
Administrative services fees and other income	2,398	905
Total revenues	3,038,935	2,797,037
Expenses
Health plan services (excluding depreciation and amortization)	2,402,342	2,268,736
Government contracts	131,974	125,475
General and administrative	361,023	245,235
Selling	64,152	58,561
Depreciation and amortization	9,663	9,439
Interest	7,821	8,288
Total expenses	2,976,975	2,715,734
Income from operations before income taxes	61,960	81,303
Income tax provision	33,173	31,253
Net income	$28,787	$50,050
Net income per share:
Basic	$0.36	$0.63
Diluted	$0.36	$0.62
Weighted average shares outstanding:
Basic	79,802	79,508
Diluted	80,922	80,489
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income	$28,787	$50,050
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	28,388	(9,090)
Less: Reclassification adjustments for gains included in earnings	(308)	(17,289)
Unrealized gains (losses) on investments available-for-sale, net	28,080	(26,379)
Defined benefit pension plans:
Prior service cost arising during the period	—	—
Net loss arising during the period	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	150	643
Defined benefit pension plans, net	150	643
Other comprehensive income (loss) before tax	28,230	(25,736)
Income tax expense (benefit) related to components of other comprehensive income	9,873	(9,028)
Other comprehensive income (loss), net of tax	18,357	(16,708)
Comprehensive income	$47,144	$33,342

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$737,024	$433,155
Investments-available-for-sale (amortized cost: 2014-$1,699,933, 2013-$1,602,456)	1,685,009	1,567,020
Premiums receivable, net of allowance for doubtful accounts (2014-$772, 2013-$643)	450,224	430,012
Amounts receivable under government contracts	188,843	194,041
Other receivables	54,251	68,919
Deferred taxes	75,321	94,060
Other assets	254,702	132,683
Total current assets	3,445,374	2,919,890
Property and equipment, net	206,410	201,395
Goodwill	565,886	565,886
Other intangible assets, net	13,949	13,842
Deferred taxes	4,195	5,793
Investments-available-for-sale-noncurrent (amortized cost: 2014-$4,861, 2013-$67,943)	4,255	59,768
Other noncurrent assets	190,550	162,551
Total Assets	$4,430,619	$3,929,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,151,958	$984,075
Health care and other costs payable under government contracts	80,232	72,098
Unearned premiums	127,593	123,969
Accounts payable and other liabilities	669,406	397,036
Total current liabilities	2,029,189	1,577,178
Senior notes payable	399,351	399,300
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	18,057	10,409
Other noncurrent liabilities	205,521	213,427
Total Liabilities	2,752,118	2,300,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2014-151,442 shares; 2013-150,224 shares)	152	150
Additional paid-in capital	1,397,962	1,377,624
Treasury common stock, at cost (2014-71,242 shares of common stock; 2013-70,704 shares of common stock)	(2,197,538)	(2,179,744)
Retained earnings	2,492,435	2,463,648
Accumulated other comprehensive loss	(14,510)	(32,867)
Total Stockholders’ Equity	1,678,501	1,628,811
Total Liabilities and Stockholders’ Equity	$4,430,619	$3,929,125
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						50,050		50,050
Other comprehensive loss							(16,708)	(16,708)
Exercise of stock options and vesting of restricted stock units	1,246	1	14,776					14,777
Share-based compensation expense			9,935					9,935
Tax detriment related to equity compensation plans			(1,253)					(1,253)
Repurchases of common stock				(3,220)	(85,215)			(85,215)
Balance as of March 31, 2013	149,973	$150	$1,352,458	(70,646)	$(2,177,840)	$2,343,572	$10,276	$1,528,616
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						28,787		28,787
Other comprehensive income							18,357	18,357
Exercise of stock options and vesting of restricted stock units	1,218	2	10,246					10,248
Share-based compensation expense			9,164					9,164
Tax benefit related to equity compensation plans			928					928
Repurchases of common stock				(538)	(17,794)			(17,794)
Balance as of March 31, 2014	151,442	$152	$1,397,962	(71,242)	$(2,197,538)	$2,492,435	$(14,510)	$1,678,501
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,787	$50,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	9,663	9,439
Share-based compensation expense	9,164	9,935
Deferred income taxes	18,129	3,579
Excess tax benefit on share-based compensation	(997)	(394)
Net realized (gain) loss on investments	(308)	(17,289)
Other changes	9,562	8,679
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(16,588)	(157,482)
Other current assets, receivables and noncurrent assets	(147,387)	7,427
Amounts receivable/payable under government contracts	34,089	25,891
Reserves for claims and other settlements	167,883	59,771
Accounts payable and other liabilities	199,461	(27,791)
Net cash provided by (used in) operating activities	311,458	(28,185)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	66,499	354,813
Maturities of investments	24,469	30,068
Purchases of investments	(125,564)	(365,081)
Purchases of property and equipment	(17,437)	(13,690)
Sales (purchases) of restricted investments and other	3,537	(1,171)
Net cash (used in ) provided by investing activities	(48,496)	4,939
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	3,746	6,957
Excess tax benefit on share-based compensation	997	394
Repurchases of common stock	(11,292)	(77,394)
Borrowings under financing arrangements	—	90,000
Repayment of borrowings under financing arrangements	—	(90,000)
Net increase (decrease) in checks outstanding, net of deposits	713	(23,816)
Customer funds administered	46,743	7,330
Net cash provided by (used in) financing activities	40,907	(86,529)
Net increase (decrease) in cash and cash equivalents	303,869	(109,775)
Cash and cash equivalents, beginning of period	433,155	340,110
Cash and cash equivalents, end of period	$737,024	$230,335
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$968	$1,312
Income taxes paid	338	23
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Health Net, Inc. prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Form 10-K").
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
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had checks outstanding, net of deposits of $0.7 million as of March 31, 2014 and $0 as of December 31, 2013. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three months ended March 31, 2014 and 2013, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $439.3 million and $434.5 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to Health plan services premiums in our consolidated statement of operations. In addition, certain provisions of the ACA became effective January 1, 2014, including an annual insurance industry premium-based assessment and the establishment of federally facilitated, state and federal partnership or state-based health insurance exchanges coupled with premium stabilization programs including a three-year commercial reinsurance fee. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the three months ended March 31, 2014 increased health plan services premium revenues by $15.6 million. The change in our estimate for the risk adjustment revenue related to prior years in the three months ended March 31, 2013 was not significant.
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. For the three months ended March 31, 2014, retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2014 were not significant. For the three months ended March 31, 2013, we recognized $42.2 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013.
In addition, our state-sponsored health care programs in California, including Medi-Cal, SPD programs, the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medicaid expansion under federal health care reform, are subject to retrospective premium adjustments based on certain risk sharing provisions included in our state-sponsored health plans rate settlement agreement described below. We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.
On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, SPDs, our proposed participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medi-Cal expansion populations (our “state-sponsored health care programs”), which are tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
Effective January 1, 2013, the settlement account (the "Account") was established with an initial balance of zero. The balance in the Account is adjusted annually to reflect retrospective premium adjustments for each calendar year (referenced in the Agreement as a "deficit" or "surplus"). A deficit or surplus will result to the extent our actual pretax margin (as defined in the Agreement) on our state-sponsored health care programs is below or above a predetermined pretax margin target. The amount of any deficit or surplus is calculated as described in the Agreement. Cash settlement of the Account will occur on December 31, 2019, except that under certain circumstances the DHCS may extend the final settlement for up to three additional one-year periods (as may be extended, the "Term"). In addition, the DHCS will make an interim partial settlement payment to us if it terminates any of our state-sponsored health care programs contracts early. Upon expiration of the Term, if the Account is in a surplus position, then no monies are owed to either party. If the Account is in a deficit position, then DHCS shall pay the amount of the deficit to us. In no event, however, shall the amount paid by DHCS to us under the Agreement exceed $264 million or be less than an alternative minimum amount as defined in the Agreement.
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of March 31, 2014, we had calculated and recorded a deficit of $50.0 million, net of a valuation discount in the amount of $3.4 million (see Note 7), reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on March 31, 2014. As of December 31, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. As a result of the change in the deficit calculated during the three months ended March 31, 2014, our health plan services premium revenue was reduced by $12.9 million for the three months ended March 31, 2014. For the three months ended March 31, 2013, we had recorded an increase in our health plan services premium revenue of $20.8 million as a result of the deficit calculated under the state settlement agreement as of March 31, 2013.
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended March 31, 2014, we had $22.9 million in net favorable reserve developments related to prior years. This consisted of $23.0 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $45.9 million of the provision for adverse deviation held at December 31, 2013. We believe this $23.0 million unfavorable development was due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of March 31, 2014 and December 31, 2013 were $57.4 million and $53.4 million, respectively. For the three months ended March 31, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of March 31, 2013, did not have a material impact on our operating results or financial condition.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for approximately 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with Centers for Medicare & Medicaid Services ("CMS") for coverage of Medicare-eligible individuals. Furthermore, our Medicaid revenue is currently derived from our participation in the state Medicaid program in California ("Medi-Cal") through our relationship with the State of California Department of Health Care Services ("DHCS"), and beginning in the fourth quarter of 2013, in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). The DHCS is a significant customer of our Western Region Operations reportable segment.

Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.
Our accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive loss before reclassifications	(5.9)	—	(5.9)
Amounts reclassified from accumulated other comprehensive (loss) income	(11.2)	0.4	(10.8)
Other comprehensive (loss) income for the three months ended March 31, 2013	(17.1)	0.4	(16.7)
Balance as of March 31, 2013	$20.9	$(10.6)	$10.3

Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income (loss) before reclassifications	18.5	—	18.5
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.1	(0.1)
Other comprehensive income for the three months ended March 31, 2014	18.3	0.1	18.4
Balance as of March 31, 2014	$(10.0)	$(4.5)	$(14.5)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Affected line item in the Consolidated Statements of Operations
	2014	2013
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$0.3	$17.3	Net investment income
	0.3	17.3	Total before tax
	0.1	6.1	Tax expense
	0.2	11.2	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	—	(a)
Actuarial gains (losses)	(0.1)	(0.6)	(a)
	(0.2)	(0.6)	Total before tax
	(0.1)	(0.2)	Tax benefit
	(0.1)	(0.4)	Net of tax

Total reclassifications for the period	$0.1	$10.8	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three months ended March 31, 2014 and 2013, respectively, 1,120,000 shares and 981,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three months ended March 31, 2014 and 2013, respectively, an aggregate of 961,000 shares and 1,678,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2013, the remaining authorization under our stock repurchase program was $280.0 million. The remaining authorization under our stock repurchase program as of March 31, 2014 was $280.0 million. See Note 5 for more information regarding our stock repurchase program.

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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2013	$565.9	$565.9
Balance as of March 31, 2014	$565.9	$565.9
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2013, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 149%.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2014:
Provider networks	$41.5	$(36.0)	$5.5	18.9
Customer relationships and other	29.5	(21.1)	8.4	11.1
	$71.0	$(57.1)	$13.9

As of December 31, 2013:
Provider networks	$40.5	$(35.7)	$4.8	19.4
Customer relationships and other	29.5	(20.5)	9.0	11.1
	$70.0	$(56.2)	$13.8

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2014	$3.0
2015	2.8
2016	2.2
2017	2.2
2018	2.1

Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2014 and December 31, 2013, the restricted cash and cash equivalents balances totaled $0.2 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $23.9 million and $23.8 million as of March 31, 2014 and December 31, 2013, respectively, and are included in investments available-for-sale.
Accounting for Certain Provisions of the ACA
Premium-based Fee on Health Insurers
The ACA mandated significant reforms to various aspects of the U.S. health insurance industry. Among other things, the ACA imposes an annual premium-based fee on health insurers (the "health insurance industry fee") for each calendar year beginning on or after January 1, 2014 which is not deductible for federal income tax purposes and in many state jurisdictions. The fee will be levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We are required to estimate a liability for our portion of the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the calendar year that it is payable.
We expect to pay the federal government approximately $145 million in September 2014 for our portion of the health insurance industry fee in accordance with the ACA. We have recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. Our general and administrative expense for the three months ended March 31, 2014 includes amortization of the deferred cost of $36.3 million, resulting in remaining deferred cost asset balance of approximately $108.9 million as of March 31, 2014.
Public Health Insurance Exchanges
The ACA requires the establishment of state-based, state and federal partnership or federally facilitated health insurance exchanges ("exchanges") where individuals and small groups may purchase health insurance coverage under regulations established by U.S. Department of Health and Human Services ("HHS"). We participate in exchanges in Arizona, California and Oregon. Effective January 1, 2014, the ACA includes permanent and temporary premium stabilization provisions for transitional reinsurance, permanent risk adjustment, and temporary risk corridors (collectively referred to as the "3Rs"), which are applicable to those insurers participating inside, and in some cases outside, of the exchanges.
Member Related Components
Member Premium—We receive a monthly premium from members. The member premium, which is fixed for the entire plan year, is recognized evenly over the contract period and reported as part of health plan services premium revenue.
Premium Subsidy—For qualifying low-income members, HHS will reimburse us, on the member’s behalf, some or all of the monthly member premium depending on the member’s income level in relation to the Federal Poverty Level. We recognize the premium subsidy evenly over the contract period and report it as part of health plan services premium revenue.
Cost Sharing Subsidy—For qualifying low-income members, HHS will reimburse us, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g., deductible, co-pay/coinsurance). The amount paid for the member by HHS is dependent on the member’s income level in relation to the Federal Poverty Level. We receive prospective payments on a monthly basis, and they represent a cost reimbursement that is finalized and settled after the end of the year. The cost sharing subsidy is accounted for as deposit accounting.
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. We will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs, which may be significant at times. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue, and we account for any recoveries as contra-health plan services expense in our consolidated statements of income with a corresponding current or long-term receivable or payable. We recorded $33.1 million of reinsurance recovery as contra-health plan services expense for the three months ended March 31, 2014 and as other noncurrent assets as of March 31, 2014.
Risk Adjustment—The risk adjustment provision applies to individual and small group business both within and outside the exchange and requires measurement of the relative health status risk of each insurer’s pool of insured enrollees in a given market. The risk adjustment provision then operates to transfer funds from insurers whose pools of insured enrollees have a lower-than-average risk scores to those insurers whose pools have greater-than-average risk scores. Our estimate for the risk adjustment incorporates our pricing and demographic assumptions, the distribution of our newly enrolled membership in terms of geography, metal tiers, and age bands, and what we believe are the market averages in terms of premium and risk scores. As part of our ongoing estimation process, we consider information as it becomes available at interim dates along with our actuarially determined expectations, and we update our estimates incorporating such information as appropriate.
We estimate and recognize adjustments to our health plan services premium revenue for the risk adjustment provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. Our risk adjustment estimate was $0 for the three months ended March 31, 2014.
Risk Corridor—The temporary risk corridor program will be in place for three years and applies to individual and small group business operating both inside and outside of the exchanges. The risk corridor provisions limit health insurers' gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to make payments to HHS.
We estimate and recognize adjustments to our health plan services premium revenue for the risk corridor provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk adjustment and reinsurance recoverables. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. For the three months ended March 31, 2014, we recorded $8.7 million of risk corridor receivable as health plan services premium revenue and as other noncurrent assets as of March 31, 2014.
The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year will be completed in the following year with HHS.
Recently Issued Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this ASU, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. In addition, a business activity that upon acquisition qualifies as held for sale will also be a discontinued operation. An entity must reclassify the assets and liabilities of a discontinued operation that are classified as held for sale or disposed of in the current period for the comparative periods presented in the statement of financial position. The amendments in this ASU require new disclosures, including presenting in the statement of cash flows or disclosing in a note either (i) total operating and investing cash flows for discontinued operations, or (ii) depreciation, amortization, capital expenditures, and significant operating and investing noncash items related to discontinued operations. Additional disclosures are required when an entity retains significant continuing involvement with a discontinued operation after its disposal. For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pretax profit or loss of the disposed component. The amendments in ASU No. 2014-08 are effective prospectively for all disposals, or classifications as held for sale, of components of an entity that occur within reporting periods beginning on or after December 15, 2014.
3. SEGMENT INFORMATION
Our reportable segments are comprised of Western Region Operations and Government Contracts. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling ("MFLC") program and certain other health care-related government contracts.
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
We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of our reportable segments by our CODM. In addition, certain charges, including but not limited to those related to our continuing efforts to address scale issues as well as asset impairments, are reported as part of Corporate/Other.
Our segment information for the three months ended March 31, 2014 and 2013 is as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended March 31, 2014
Revenues from external sources	$2,894.8	$144.1	$—	$3,038.9
Intersegment revenues	3.0	—	(3.0)	—
Segment pretax income (loss)	53.0	13.0	(4.0)	62.0
Three months ended March 31, 2013
Revenues from external sources	$2,662.5	$134.5	$—	$2,797.0
Intersegment revenues	2.9	—	(2.9)	—
Segment pretax income	72.3	9.0	—	81.3

Our health plan services premium revenue by line of business is as follows:

	Three months ended March 31,
	2014	2013
	(Dollars in millions)
Commercial premium revenue	$1,264.2	$1,325.4
Medicare premium revenue	755.2	706.4
Medicaid premium revenue	862.0	600.3
Total health plan services premiums	$2,881.4	$2,632.1
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
During the three months ended March 31, 2014 and 2013, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $4.3 million and $59.8 million as investments available-for-sale-noncurrent as of March 31, 2014 and December 31, 2013, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$415.8	$3.5	$(6.6)	$412.7
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	758.7	7.1	(17.5)	748.3
Corporate debt securities	501.7	3.7	(5.1)	500.3
	$1,699.9	$14.3	$(29.2)	$1,685.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.1)	$0.7
Corporate debt securities	4.1	—	(0.5)	3.6
	$4.9	$—	$(0.6)	$4.3

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$394.7	$3.4	$(8.7)	$389.4
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	734.3	5.9	(30.3)	709.9
Corporate debt securities	449.8	3.6	(9.4)	444.0
	$1,602.5	$12.9	$(48.4)	$1,567.0
Noncurrent:
Asset-backed securities	$1.3	$—	$(0.2)	$1.1
Obligations of states and other political subdivisions	53.4	—	(6.3)	47.1
Corporate debt securities	13.2	—	(1.6)	11.6
	$67.9	$—	$(8.1)	$59.8

As of March 31, 2014, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$56.0	$56.3
Due after one year through five years	330.4	333.2
Due after five years through ten years	450.5	449.3
Due after ten years	447.2	433.5
Asset-backed securities	415.8	412.7
Total current investments available-for-sale	$1,699.9	$1,685.0

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after five years through ten years	2.1	1.9
Due after ten years	2.0	1.7
Asset-backed securities	0.8	0.7
Total noncurrent investments available-for-sale	$4.9	$4.3

Proceeds from sales of investments available-for-sale during the three months ended March 31, 2014 were $66.5 million. Gross realized gains and losses totaled $1.2 million and $0.9 million, respectively, for the three months ended March 31, 2014. Proceeds from sales of investments available-for-sale during the three months ended March 31, 2013 were $354.8 million. Gross realized gains and losses totaled $17.5 million and $0.2 million, respectively, for the three months ended March 31, 2013.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2014 and December 31, 2013. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$190.8	$(5.5)	$40.1	$(1.1)	$230.9	$(6.6)
Obligations of states and other political subdivisions	369.4	(9.6)	146.4	(7.9)	515.8	(17.5)
Corporate debt securities	226.0	(4.6)	15.8	(0.5)	241.8	(5.1)
	$786.2	$(19.7)	$202.3	$(9.5)	$988.5	$(29.2)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.7	$(0.1)	$0.7	$(0.1)
Corporate debt securities	1.9	(0.2)	1.7	(0.3)	3.6	(0.5)
	$1.9	$(0.2)	$2.4	$(0.4)	$4.3	$(0.6)

The following table shows the number of our individual securities-current that have been in a continuous loss position through March 31, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	81	22	103
Obligations of states and other political subdivisions	151	70	221
Corporate debt securities	193	15	208
	425	107	532

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through March 31, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Corporate debt securities	1	1	2
	1	2	3

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
5. STOCK REPURCHASE PROGRAM
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
During the three months ended March 31, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. As of December 31, 2013, the remaining authorization under our stock repurchase program was $280.0 million. During the three months ended March 31, 2014, we made no share repurchases under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2014 was $280.0 million.
6. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $490.6 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of March 31, 2014, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2014 and December 31, 2013, we had outstanding letters of credit of $9.4 million and $7.5 million, respectively, resulting in a maximum amount available for borrowing of $490.6 million and $492.5 million, respectively. As of March 31, 2014 and December 31, 2013, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2014, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.4 million as of March 31, 2014 and $399.3 million as of December 31, 2013.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of March 31, 2014:
Assets:
Cash and cash equivalents	$737.0	$—	$—	$—	$737.0
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$215.2	$—	$—	$215.2
Commercial mortgage-backed securities	—	138.2	0.7	—	138.9
Other asset-backed securities	—	59.3	—	—	59.3
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	748.3	—	—	748.3
Corporate debt securities	—	500.3	3.6	—	503.9
Total investments at fair value	$23.7	$1,661.3	$4.3	$—	$1,689.3
Embedded contractual derivative	—	—	—	11.4	11.4
State-sponsored health plans settlement account deficit	—	—	—	50.0	50.0
Total assets at fair value	$760.7	$1,661.3	$4.3	$61.4	$2,487.7

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of December 31, 2013:
Assets:
Cash and cash equivalents	$433.2	$—	$—	$—	$433.2
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$203.5	$0.4	$—	$203.9
Commercial mortgage-backed securities	—	144.1	0.7	—	144.8
Other asset-backed securities	—	41.8	—	—	41.8
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.9	47.1	—	757.0
Corporate debt securities	—	444.0	11.6	—	455.6
Total investments at fair value	$23.7	$1,543.3	$59.8	$—	$1,626.8
Embedded contractual derivative	—	—	—	7.2	7.2
State-sponsored health plans settlement account deficit	—	—	—	62.9	62.9
Total assets at fair value	$456.9	$1,543.3	$59.8	$70.1	$2,130.1

We had no financial liabilities fair valued on a recurring basis as of March 31, 2014 and December 31, 2013.
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2014 and 2013. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2014 and 2013 were as follows (dollars in millions):

	Three months ended March 31,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$7.2	$62.9	$70.1	$0.2	$11.2	$—	$11.4
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	4.2	(12.9)	(8.7)	—	(0.3)	20.8	20.5
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements		—	—	—	(0.2)	—	—	(0.2)
Closing balance	$—	$11.4	$50.0	$61.4	$—	$10.9	$20.8	$31.7
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

The changes in the balance of the Level 3 financial liability for the three months ended March 31, 2013 were as follows (dollars in millions):

Three months Ended March 31,
2013
Embedded Contractual Derivative
Opening balance, July 1 and January 1	$3.2
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period:
Realized in net income	1.0
Unrealized in accumulated other comprehensive income	—
Purchases, issues, sales and settlements:
Purchases	—
Issues	—
Sales	—
Settlements	—
Closing balance	$4.2
We had no assets or liabilities fair valued on a non-recurring basis during the three months ended March 31, 2014 or for the year ended December 31, 2013.
The following tables present quantitative information about Level 3 Fair Value Measurements as of March 31, 2014 and December 31, 2013 (dollars in millions):

	Fair Value as of March 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$11.4	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.09%	—	4.36%	(1.59%)
			National Health Care Expenditures	0.26%	—	6.60%	(3.63%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$50.0	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.34%	—	7.34%	(2.20%)
			National Health Care Expenditures	-0.77%	—	9.46%	(3.63%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$62.9	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisors and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach and the resulting value is discounted to the valuation date. We estimate our recurring Level 3 state-sponsored health plans settlement account deficit asset using the income approach based on discounted cash flows. We estimate our non-recurring Level 3 asset and liability and goodwill for our Western Region Operations reporting unit using the income approach based on discounted cash flows.
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
8. LEGAL PROCEEDINGS
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 8 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 8 under the headings “Military Family Life Consultants Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Military Family Life Consultants Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in the United States District Court for the Northern District of California (the “Northern District of California”) relating to the independent contractor classification of Military Family Life Consultants (“MFLCs”) who contracted with our subsidiary, MHN Government Services, Inc. (“MHNGS”), to provide short-term, non-medical counseling at U.S. military installations throughout the country.
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
On May 15, 2012, the same two MFLCs who filed the Washington action, as well as twelve other named plaintiffs, filed a proposed collective action lawsuit against the same defendants in the United States District Court for the Western District of Washington on behalf of themselves and other current and former MFLCs who have performed services as independent contractors nationwide from May 15, 2009 to the present. They allege misclassification under the federal Fair Labor Standards Act (“FLSA”) and seek unpaid wages, unpaid benefits, overtime pay, statutory penalties, attorneys’ fees and interest. They also seek penalties under California Labor Code section 226.8. The court has since transferred the case to the Northern District of California to relate it to a virtually identical suit filed on October 2, 2012 against MHNGS and Managed Health Network, Inc. (“MHN”) (also a subsidiary).
This third October 2012 suit alleges misclassification under the FLSA on behalf of a nationwide class, as well under several state laws on behalf of MFLCs who worked in California, New Mexico, Hawaii, Kentucky, New York, Nevada, and North Carolina. On October 24, 2013, the parties agreed to toll the statutes of limitations for overtime violations in the following states: Alaska, Colorado, Illinois, Maine, Maryland, Massachusetts, Montana, New Jersey, North Dakota, Ohio, and Pennsylvania.
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal, which has not yet been scheduled for hearing.
On March 28, 2014, the original Washington case was transferred to the Northern District of California to relate it to the two FLSA suits pending there. On April 11, 2014, we moved to stay the suit pending the Ninth Circuit appeal. We also filed two alternative motions seeking an order to either compel the case to arbitration or dismiss Plaintiffs’ class claims and California Labor Code section 226.8 claims. The hearing on these motions is currently set for June 6, 2014.
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
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. On October 23, 2013, counsel for the named plaintiffs filed a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. The Court granted that motion on November 21, 2013, and has scheduled the final approval hearing for June 4, 2014. On January 21, 2014, notices were sent to class members advising them of the Settlement Agreement and providing them with information regarding the benefits available to them, as well as their rights to object or opt out of the Settlement Agreement. Two objections to the Settlement Agreement have been filed, and will be considered by the court in connection with the final approval hearing. In the event the Settlement Agreement receives final approval, each of the three putative class actions described above will be dismissed with prejudice, and all class members who do not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which would cover all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above would be eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer would be eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members would be eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We will also be responsible for the payment of any award of fees and expenses to plaintiffs' counsel for each of the three class actions described above as determined by the Sacramento County Superior Court. Finally, we will be responsible for the costs of administering the Settlement Agreement. In the event that the Sacramento County Superior Court does not grant final approval of the Settlement Agreement, and the parties are unable to negotiate a revised settlement agreement that is finally approved by the Court, the pending litigation described above will continue. In the event the Settlement Agreement described above receives final approval, we do not believe that the terms of the Settlement Agreement would have a material impact on our consolidated financial statements.
We have also been informed that the incident involving the unaccounted for server drives is under investigation by the California Department of Managed Health Care ("DMHC").
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
9. INCOME TAXES
The effective income tax rate from operations was 53.5% and 38.4% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, our effective tax rate was impacted for the first time by the health insurer fee which became effective under the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The impact of the non-deductibility of the health insurer fee for the three months ended March 31, 2014 was an increase to our effective tax rate of 14.5 percentage points. The health insurer fee is effective for calendar years beginning after December 31, 2013 and is payable in 2014. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Other items which cause our effective tax rate to differ from the statutory federal tax rate of 35% for the three months ended March 31, 2014 include state income taxes, tax-exempt interest and non-deductible compensation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Form 10-K") and the risks discussed in this Quarterly Report on Form 10-Q and our other filings from time to time with the Securities and Exchange Commission ("SEC").
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.5 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. We also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 3 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of

March 31, 2014, we had approximately 2.6 million medical members in our Western Region Operations reportable segment.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. Under the Managed Care Support Contract for the TRICARE North Region ("T-3 contract"), we provide administrative services to approximately 2.9 million Military Health System (“MHS”) eligible beneficiaries. In addition, we also provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment. For additional information on our T-3 and MFLC contracts, see "—Results of Operations—Government Contracts Reportable Segment."
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
We measure our Western Region Operations reportable segment profitability based on pretax income, which is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses, including selling expenses. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of pretax income.
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
G&A expenses include, among other things, those costs related to employees and benefits, consulting and professional fees, marketing, business expansion initiatives, premium taxes and assessments, Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the "ACA") related fees, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products or provision of new services, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.
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
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. The measures initiated by the ACA and the associated preparation for and implementation of these measures have had, and will continue to have an adverse impact on, among other things, the costs of operating our business, and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see Item 1. Business—Government Regulation—Health Care Reform Legislation and Implementation in our Form 10-K. For additional discussion of the risks and uncertainties of the ACA with respect to the Company, see Item 1A. Risk Factors in our Form 10-K.
Public Health Insurance Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. We currently operate in 11 of 19 rating regions in California on the individual market and in all 19 rating regions in the small business health options program (“SHOP”). The initial open enrollment period for the individual exchanges in California and Arizona ended on April 15, 2014, and in Oregon on April 30, 2014.
We believe the exchanges represent a significant new commercial business opportunity for us and that our tailored network products are particularly well suited to the exchange environment. However, continuing implementation difficulties generally experienced by the exchanges and the ongoing evolution of the regulatory framework for the exchanges may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected. For more information on the exchanges and enrollment information, see Note 2 to our consolidated financial statements and “—Western Region Operations Reportable Segment—Western Region Operations Segment Membership (in thousands)”.
ACA Fees
Our operating results for the three months ended March 31, 2014 were impacted by fees imposed under the ACA, including $36.3 million of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2013 net premiums written (the “health insurer fee”) and $22.5 million in other ACA fees.
For the three months ended March 31, 2014, our effective tax rate was impacted for the first time by the health insurer fee which became effective under ACA. The impact of the non-deductibility of the health insurer fee for the three months ended March 31, 2014 was an increase to our effective tax rate of 14.5 percentage points.
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
As a whole, the ACA’s fees, assessments and taxes will increase the costs of operating our business, including increasing medical and other health care costs, and could materially adversely affect our business, cash flows, financial condition and results of operations. See Note 2 to our consolidated financial statements and “—Results of Operations—Consolidated Results” for additional information on ACA fees.
3Rs
The ACA also includes premium stabilization provisions designed to apportion risk amongst insurers, including the reinsurance, risk adjustment, and risk corridors programs.
The permanent risk adjustment program is applicable to the individual and small group markets. Risk adjustment became effective at the beginning of 2014 and will shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA.
The individual and small group markets are expected to represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant general and administrative costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past. Because the final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until 2015, depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected. See Note 2 to our consolidated financial statements and “—Critical Accounting Estimates—Accounting for Certain Provisions of the ACA” for additional information on the 3Rs.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs are subject to risks inherent in untested initiatives and the relevant regulatory framework for the exchanges remains subject to change and interpretation over time. In addition, there have been recent discussions regarding legislation to repeal the risk corridors program or reduce its funding. Whether due to regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
MLRs
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
We and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and the California Coordinated Care Initiative. These initiatives will require us to effectively incorporate new and expanded populations and, among other things, will require us to effectively and efficiently restructure our provider network to, among other things, meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
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

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$2,881,345	$2,632,069
Government contracts	144,090	134,512
Net investment income	11,102	29,551
Administrative services fees and other income	2,398	905
Total revenues	3,038,935	2,797,037
Expenses
Health plan services (excluding depreciation and amortization)	2,402,342	2,268,736
Government contracts	131,974	125,475
General and administrative	361,023	245,235
Selling	64,152	58,561
Depreciation and amortization	9,663	9,439
Interest	7,821	8,288
Total expenses	2,976,975	2,715,734
Income from operations before income taxes	61,960	81,303
Income tax provision	33,173	31,253
Net income	$28,787	$50,050
Net income per share:
Basic	$0.36	$0.63
Diluted	$0.36	$0.62
For the three months ended March 31, 2014, we reported net income of $28.8 million or $0.36 per diluted share as compared to net income of $50.1 million or $0.62 per diluted share for the same period in 2013. Pretax margin was 2.0 percent for the three months ended March 31, 2014 compared to 2.9 percent for the same period in 2013.
Our total revenues increased 8.6 percent for the three months ended March 31, 2014 to approximately $3.0 billion from approximately $2.8 billion in the same period in 2013.
Health plan services premium revenues increased by 9.5 percent to approximately $2.9 billion for the three months ended March 31, 2014 compared to approximately $2.6 billion for the three months ended March 31, 2013. Health plan services expenses increased by 5.9 percent to approximately $2.4 billion for the three months ended March 31, 2014 compared to approximately $2.3 billion in the same period in 2013. Investment income decreased to approximately $11.1 million for the three months ended March 31, 2014 compared with approximately $29.6 million for the three months ended March 31, 2013 primarily due to lower investment gains realized during the three months ended March 31, 2014 as compared to the same period in 2013.
Our government contracts revenues increased by 7.1 percent for the three months ended March 31, 2014 to approximately $144.1 million from approximately $134.5 million for the three months ended March 31, 2013 primarily due to higher incentives on the T-3 contract and growth in the family counseling business with the DoD. Our government contracts costs increased by 5.2 percent for the three months ended March 31, 2014 to approximately $132.0 million from approximately $125.5 million in the same period in 2013 primarily due to growth in the family counseling business with the DoD.

Our operating results for the three months ended March 31, 2014 were impacted by fees imposed under the ACA, including $36.3 million in amortization of deferred costs of health insurer fee and $22.5 million in other ACA fees. In addition, our premium tax increased by $34.3 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to reinstated Medicaid premium taxes. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provision of the ACA" for additional information. The ACA-related fees and premium taxes are included in general and administrative expenses.
Days Claims Payable
Days claims payable ("DCP") for the first quarter of 2014 was 43.2 days compared with 43.5 days in the first quarter of 2013. Adjusted DCP, which we calculate in accordance with the paragraph below, for the first quarter of 2014 was 63.1 days compared with 62.1 days in the first quarter of 2013.
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

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,152.0	$1,097.7
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(169.4)	(132.9)
(2) Reserve for Claims and Other Settlements—Adjusted	$982.6	$964.8
(3) Health Plan Services Cost—GAAP	$2,402.3	$2,268.7
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(999.9)	(869.8)
(4) Health Plan Services Cost—Adjusted	$1,402.4	$1,398.9
(5) Number of Days in Period	90	90
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	43.2	43.5
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	63.1	62.1

Income Tax Provision
Our income tax expense and the effective tax rate for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
	(Dollars in millions)

Income tax expense	$33.2	$31.3
Effective income tax rate	53.5%	38.4%
For the three months ended March 31, 2014, our effective tax rate was impacted for the first time by the health insurer fee which became effective under ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The impact of the non-deductibility of the health insurer fee for the three months ended March 31, 2014 was an increase to our effective tax rate of 14.5 percentage points. Other items which cause our effective tax rate to differ from the statutory federal tax rate of 35% for the three months ended March 31, 2014 include state income taxes, tax-exempt interest, and non-deductible compensation.
The effective income tax rate differs from the statutory federal tax rate of 35% for the three months ended March 31, 2013 primarily due to state income taxes, tax-exempt investment income, and non-deductible compensation.

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
Western Region Operations Segment Membership (in thousands)

	March 31, 2014	March 31, 2013	Increase/ (Decrease)	% Change
California
Large Group	499	628	(129)	(20.5)%
Small Group and Individual	397	325	72	22.2%
Commercial Risk	896	953	(57)	(6.0)%
Medicare Advantage	156	143	13	9.1%
Medi-Cal/Medicaid	1,279	1,100	179	16.3%
Total California	2,331	2,196	135	6.1%

Arizona
Large Group	50	69	(19)	(27.5)%
Small Group and Individual	87	57	30	52.6%
Commercial Risk	137	126	11	8.7%
Medicare Advantage	46	43	3	7.0%
Medicaid	18	—	18
Total Arizona	201	169	32	18.9%

Northwest
Large Group	29	21	8	38.1%
Small Group and Individual	29	45	(16)	(35.6)%
Commercial Risk	58	66	(8)	(12.1)%
Medicare Advantage	53	47	6	12.8%
Total Northwest	111	113	(2)	(1.8)%

Total Health Plan Enrollment
Large Group	578	718	(140)	(19.5)%
Small Group and Individual	513	427	86	20.1%
Commercial Risk	1,091	1,145	(54)	(4.7)%
Medicare Advantage	255	233	22	9.4%
Medi-Cal/Medicaid	1,297	1,100	197	17.9%
	2,643	2,478	165	6.7%

Total Western Region Operations enrollment was approximately 2.6 million members at March 31, 2014, an increase of 6.7 percent compared with enrollment at March 31, 2013. Total enrollment in our California health plans increased by 6.1 percent to approximately 2.3 million members from March 31, 2013 to March 31, 2014.

Western Region Operations commercial enrollment declined by 4.7 percent from March 31, 2013 to approximately 1.1 million members at March 31, 2014, primarily due to a decrease in our large group business, partially offset by an increase in our small group and individual business as a result of new individual members from the ACA exchanges in California and Arizona. Enrollment in our large group business decreased by 19.5 percent, or approximately 140,000 members, from approximately 718,000 members at March 31, 2013 to approximately 578,000 members at March 31, 2014. This decrease was primarily due to increasingly competitive markets in California.
Enrollment in our small group and individual business in our Western Region Operations segment increased by 20.1 percent, from approximately 427,000 members at March 31, 2013 to approximately 513,000 members at March 31, 2014. As of March 31, 2014, membership in tailored network products accounted for 48.6 percent of our Western Region Operations commercial enrollment compared with 37.1 percent at March 31, 2013.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at March 31, 2014 was approximately 255,000 members, an increase of 9.4 percent compared with approximately 233,000 members at March 31, 2013. This increase was due to gains of approximately 13,000 members in California, 6,000 members in the Northwest and 3,000 members in Arizona.
Medicaid enrollment in California increased by approximately 179,000 members or 16.3 percent to approximately 1,279,000 members at March 31, 2014 compared with approximately 1,100,000 members at March 31, 2013, primarily as a result of new members added from the expansion of Medicaid eligibility under the ACA. In addition, in March 2013, we were awarded a contract by the Arizona Health Care Cost Containment System ("AHCCCS") to administer Medicaid benefits in Maricopa County, Arizona, which began on October 1, 2013. As of March 31, 2014, we had approximately 18,000 Medicaid members in Arizona.
We are the sole commercial plan contractor with the State of California Department of Health Care Services ("DHCS") to provide Medi-Cal services in Los Angeles County, California. As of March 31, 2014, approximately 703,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 55 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego Counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego Counties. In December 2013, HNCS entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we will receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego Counties. These blended capitated payments will be determined based on our mix of membership.
In April 2012, DHCS initially selected Health Net and the local initiative plan, L.A. Care Health Plan (“L.A. Care”), for the dual eligibles demonstration in Los Angeles County, and selected Health Net and three other health plans for the dual eligibles demonstration in San Diego County. Los Angeles County is a “two-plan model” County whereby Medi-Cal benefits are provided by a commercial plan, Health Net, and a local initiative plan, L.A. Care. L.A. Care is a public agency that serves low-income persons in Los Angeles County through health coverage programs such as Medi-Cal. In February 2014, DHCS announced that three other health plans will be offered in addition to L.A. Care. The selection of these plans to participate alongside L.A. Care will not materially impact our membership allocation in the dual eligibles demonstration. In January 2014, CMS and DHCS informed us that based on its readiness assessments, we were able to enroll members beginning April 1, 2014, and could begin marketing for the dual eligibles demonstration in accordance with the guidelines and timeframes for each county.
Active enrollment in Los Angeles and San Diego Counties for the dual eligible demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, L.A. Care or one of three other health plans for benefits under the dual eligibles demonstration. Beginning July 1, 2014, DHCS is scheduled to begin automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles may also choose to “opt out” of the demonstration. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan under the CCI. During active enrollment in San Diego County dual eligibles will be able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014. The methodology for allocating passively enrolled dual eligibles across the participating health plans has not yet been finalized, although it is currently estimated that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
The financial performance of the Cal MediConnect Contract is included in the calculation of the settlement account that was established pursuant to the terms of the Settlement Agreement entered into by DHCS, HNCS and Health Net of California, Inc. on November 2, 2012, which is further discussed in Note 2 to our consolidated financial statements.”
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. In addition, the CCI and the dual eligible demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the State of California, and involves risks generally associated with government programs. For a discussion of risks related to the duals program, see the risk factors included in our Form 10‑K. Due to these and other risks associated with the CCI, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have a material adverse effect on our business, financial condition and results of operation.

Western Region Operations Segment Results

	Three months ended March 31,
	2014	2013
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,264,177	$1,325,414
Medicare premiums	755,158	706,398
Medicaid premiums	862,010	600,257
Health plan services premiums	2,881,345	2,632,069
Net investment income	11,102	29,551
Administrative services fees and other income	2,398	905
Total revenues	2,894,845	2,662,525
Health plan services	2,402,342	2,268,736
Premium tax	42,458	8,193
Health insurer fee	36,293	—
Other ACA fees	22,527	573
Administrative expenses	256,594	236,469
Total general and administrative	357,872	245,235
Selling	64,152	58,561
Depreciation and amortization	9,663	9,439
Interest	7,821	8,288
Total expenses	2,841,850	2,590,259
Income from operations before income taxes	52,995	72,266
Income tax provision	29,371	27,629
Net income	$23,624	$44,637
Pretax margin	1.8%	2.7%
Commercial premium yield	3.9%	2.9%
Commercial premium PMPM (d)	$400.34	$385.29
Commercial health care cost trend	(2.2)%	(3.3)%
Commercial health care cost PMPM (d)	$323.92	$331.13
Commercial medical care ratio (MCR) (e)	80.9%	85.9%
Medicare Advantage MCR (e)	91.8%	91.9%
Medicaid MCR (e)	79.8%	80.0%
Health plan services MCR (a)	83.4%	86.2%
Administrative expense ratio (b)	8.9%	9.0%
Total G&A expense ratio (b)	12.4%	9.3%
Selling costs ratio (c)	2.2%	2.2%

__________

(a)	Health plan services medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)
Administrative expense and Total G&A expense ratios are computed as either administrative expenses or total general and administrative expense divided by the sum of health plan services premiums revenue and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes administrative services only ("ASO") member months.

(e)	Commercial, Medicare Advantage and Medicaid MCR is calculated as commercial, Medicare Advantage or Medicaid health care cost divided by commercial, Medicare or Medicaid premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 8.7 percent to approximately $2.9 billion for the three months ended March 31, 2014 compared to the same period in 2013. Health plan services premium revenues in our Western Region Operations segment increased 9.5 percent to approximately $2.9 billion for the three months ended March 31, 2014 primarily due to increases in Medicaid and Medicare premium revenues, partially offset by a decrease in commercial premium revenues.
Our commercial premium revenue decreased by $61.2 million, or 4.6 percent, in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a 4.7 percent decline in commercial enrollment.
Our Medicare premium revenue increased by $48.8 million, or 6.9 percent, in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a 9.4 percent increase in Medicare Advantage enrollment.
Our Medicaid premium revenue increased by $261.8 million, or 43.6 percent, in the three months ended March 31, 2014 compared to the same period in 2013 primarily due to membership growth and reinstated Medicaid premium taxes of $35.4 million, partially offset by a reduction to accruals made pursuant to our state settlement agreement of $12.9 million. For the three months ended March 31, 2013, Medicaid premiums included $42.2 million in favorable retroactive rate adjustments related to prior periods and $20.8 million of retrospective adjustments to premium revenue related to the state-sponsored health plans rate agreement as described in Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
Investment income in our Western Region Operations segment decreased to $11.1 million for the three months ended March 31, 2014 from $29.6 million for the same period in 2013 primarily due to lower investment gains realized during the three months ended March 31, 2014 as compared to the same period in 2013.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 5.9 percent to $2.4 billion for the three months ended March 31, 2014 compared to $2.3 billion for the three months ended March 31, 2013 primarily due to increases in Medicaid and Medicare health plan services costs, partially offset by a decrease in commercial health plan services costs, including $33.1 million of reinsurance recoverable as discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 3.9 percent to approximately $400 for the three months ended March 31, 2014 compared to an increase of 2.9 percent to approximately $385 for the same period of 2013.
Commercial health care costs PMPM in our Western Region Operations segment decreased by 2.2 percent to approximately $324 for the three months ended March 31, 2014 compared to a decrease of 3.3 percent to approximately $331 for the same period of 2013.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 83.4 percent for the three months ended March 31, 2014 compared with 86.2 percent for the three months ended March 31, 2013.
Commercial MCR in our Western Region Operations segment was 80.9 percent for the three months ended March 31, 2014 compared with 85.9 percent for the three months ended March 31, 2013. The improvement of approximately 500 basis points in our commercial MCR for the three months ended March 31, 2014 was primarily due to rapid expansion of our individual enrollment and changes in our mix of business, as well as the impact from the pricing for the ACA-related fees in our health plan services premium revenues.
The Medicare Advantage MCR in our Western Region Operations segment was 91.8 percent for the three months ended March 31, 2014 compared with 91.9 percent for the three months ended March 31, 2013.
The Medicaid MCR in our Western Region Operations segment was 79.8 percent for the three months ended March 31, 2014 compared with 80.0 percent for the three months ended March 31, 2013.
General and administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $357.9 million for the three months ended March 31, 2014 compared with $245.2 million for the three months ended March 31, 2013. The total G&A expense ratio was 12.4 percent for the three months ended March 31, 2014 compared to 9.3 percent for the three months ended March 31, 2013. The increase in our total general and administrative expense for the three months ended March 31, 2014 was primarily due to increases in ACA-related fees, including the health insurer fee and other ACA fees, and an increase in premium tax due to reinstated Medicaid premium taxes. Such increases in ACA-related fees and premium tax impacted the total G&A expense ratio by 350 basis points for the three months ended March 31, 2014. In addition, the increase in our total general and administrative expense for the three months ended March 31, 2014 was impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur additional expenses for the remainder of 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration and the ACA, as well as new business initiatives among other things. See Note 2, under the heading "Accounting for Certain Provisions of the ACA" for more information regarding ACA-related fees.
Selling expense in our Western Region Operations segment was $64.2 million for the three months ended March 31, 2014 compared with $58.6 million for the three months ended March 31, 2013. The selling costs ratio was 2.2 percent for the three months ended March 31, 2014 and 2013.
Interest expense in our Western Region Operations segment was $7.8 million for the three months ended March 31, 2014 compared with $8.3 million for the three months ended March 31, 2013. This decrease was primarily due to lower letter of credit balances resulting in lower fees and lower interest rates on borrowings.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.9 million MHS eligible beneficiaries as of March 31, 2014. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contracts were $29.5 million and $25.9 million for the three months ended March 31, 2014 and 2013, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Government contracts revenues	$144,090	$134,512
Government contracts costs	131,070	125,475
Income from operations before income taxes	13,020	9,037
Income tax provision	5,386	3,624
Net income	$7,634	$5,413
Government contracts revenues increased by $9.6 million, or 7.1 percent, for the three months ended March 31, 2014 as compared to the same period in 2013. Government contracts costs increased by $5.6 million, or 4.5 percent, for the three months ended March 31, 2014 as compared to the same period in 2013. Increases in government contracts revenues were primarily due to higher incentives on the T-3 contract and growth in the family counseling business with the DoD. Increases in government contracts costs were primarily due to growth in the family counseling business with the DoD.

Corporate/Other
The following table summarizes the Corporate/Other segment for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Costs included in government contract costs	$904	$—
Costs included in G&A	3,151	—
Loss from operations before income taxes	(4,055)	—
Income tax benefit	(1,584)	—
Net loss	$(2,471)	$—
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our operating results in our Corporate/Other segment for the three months ended March 31, 2014 were impacted primarily by $2.7 million in pretax litigation-related expenses and $1.1 million in severance expenses related to our continuing efforts to address scale issues. We had no costs incurred in the Corporate/Other segment for the three months ended March 31, 2013.
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
Cash and Investments
As of March 31, 2014, the fair value of our investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $4.3 million, or 0.3% of the total investments available-for-sale as of March 31, 2014. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of March 31, 2014, our investment portfolio includes $413.4 million, or 24.5% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of March 31, 2014, our investment portfolio also included $748.3 million, or 44.3% of our portfolio holdings, of obligations of states and other political subdivisions and $503.9 million, or 29.8% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $29.8 million as of March 31, 2014, and $56.6 million as of December 31, 2013. Included in the gross unrealized losses as of March 31, 2014 and December 31, 2013 were $0.6 million and $8.1 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three months ended March 31, 2014 or 2013.
Liquidity
We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next twelve months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation, our participation in the CCI, Medicaid expansion under the ACA and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $165.0 million as of March 31, 2014 and $105.2 million as of December 31, 2013. The receivable from DHCS related to our California Medicaid business was $193.3 million as of March 31, 2014 and $270.8 million as of December 31, 2013. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $188.8 million and $194.0 million as of March 31, 2014 and December 31, 2013, respectively. The timing of collection of such receivables is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2014 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurance industry fee. We estimated that our allocable share of the health insurance industry fee payable in 2014, based upon 2013 premiums, is approximately $145 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not yet been announced. We expect to pay our allocable portion of the health insurance industry fee in a single lump sum payment in September 2014, and therefore expect to experience significant volatility in our cash flow from operations relative to our results of operations in that period. Due in large part to the impact of the health insurer fee, which is non-deductible for federal income tax purposes and in many state jurisdictions, we expect that our full-year effective income tax rate for 2014 will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. Our cash flow will also be impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA, including reinsurance recoverable, for which we recorded $33.1 million as of March 31, 2014. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers. The final determination and settlement of amounts due or payable from these premium stabilization provisions is not expected to occur until June

2015. See Note 2, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Operating Cash Flows
Our net cash flow provided by (used in) operating activities for the three months ended March 31, 2014 compared to the same period in 2013 is as follows:

	March 31,	March 31,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash provided by (used in) operating activities	$311.5	$(28.2)	$339.7
Net cash provided by operating activities increased by $339.7 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to the timing of claims and capitation payments.
Investing Activities
Our net cash flow (used in) provided by investing activities for the three months ended March 31, 2014 compared to the same period in 2013 is as follows:

	March 31,	March 31,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(48.5)	$4.9	$(53.4)
Net cash used in investing activities increased by $53.4 million during the three months ended March 31, 2014 as compared to the same period in 2013. This increase is primarily due to a $54.4 million decrease in sales and maturities of available-for-sale investments, net of purchases.
 Financing Activities
Our net cash flow provided by (used in) financing activities for the three months ended March 31, 2014 compared to the same period in 2013 is as follows:

	March 31,	March 31,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash provided by (used in) financing activities	$40.9	$(86.5)	$127.4
Net cash provided by financing activities increased by $127.4 million during the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to a $66.1 million decrease in share repurchases, a $39.4 million increase in cash from customer funds administered and a $24.5 million increase in checks outstanding.
Capital Structure
Our debt-to-total capital ratio was 22.9 percent as of March 31, 2014 compared with 23.5 percent as of December 31, 2013. This decrease is due to an increase in stockholders equity primarily resulting from net income, an increase in additional paid in capital due to the vesting of certain equity awards and stock option exercises, and a decrease in accumulated other comprehensive loss, partially offset by an increase in treasury stock due to shares withheld in connection with the exercise and vesting of equity awards.
Share Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the three months ended March 31, 2014, we made no share repurchases under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2014 was $280.0 million. For additional information on our stock repurchase program, see Note 5 to our consolidated financial statements.
Under our various stock option and long-term incentive plans, in certain circumstances, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, we have the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. These repurchases were not part of our stock repurchase program.
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of March 31, 2014:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	7,545	(c)	$33.25	$250,843	—	$280,000,018
February 1—February 28	268,851	(c)	32.05	8,617,165	—	$280,000,018
March 1—March 31	261,001	(c)	34.17	8,917,445	—	$280,000,018
	537,397		$33.10	$17,785,453	—
 ________

(a)
During the three months ended March 31, 2014, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2014, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $490.6 million (see "—Letters of Credit" below). As of May 5, 2014, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of March 31, 2014, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2014 and May 5, 2014, we had outstanding letters of credit of $9.4 million and $9.2 million, respectively, resulting in a maximum amount available for borrowing of $490.6 million as of March 31, 2014 and $490.8 million as of May 5, 2014. As of March 31, 2014 and May 5, 2014, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2014, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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

Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet RBC or other statutory capital requirements under state laws and regulations. We believe that as of March 31, 2014, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects, except with respect to one subsidiary, which required a capital contribution of $4 million in April to meet its minimum capital standards.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At March 31, 2014, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2013 in our Form 10-K. During the three months ended March 31, 2014, we entered into a three-year agreement for Medicare clinical quality and risk scoring analytic services. The estimated total future minimum commitments under the agreement are approximately $67.2 million beginning in 2014. During the three months ended March 31, 2014, except for the aforementioned long term purchase obligation, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2014, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.

CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies, which affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K, however, we implemented the accounting for certain provisions of the ACA beginning in 2014, as described below. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2014 is discussed below. Our critical accounting policy on Income Taxes is also discussed below. There were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
Accounting for Certain Provisions of the ACA
Starting in 2014, our critical accounting estimates are impacted as a result of the implementation of certain provisions of the ACA, including three premium stabilization provisions ("3Rs"): permanent risk adjustment, temporary risk corridor and transitional reinsurance. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Accordingly, there will be premium adjustments to health plan services premium revenues and health plan services expenses. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions. Such significant changes in how we may be required to develop these estimates may have a significant impact on our consolidated results of operations and financial condition. See Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements for additional information.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (58.6) million
1%	$ (30.0) million
(1)%	$ 31.5 million
(2)%	$ 64.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 24.0 million
1%	$ 12.0 million
(1)%	$ (12.0) million
(2)%	$ (24.0) million

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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended March 31, 2014, we had $22.9 million in net favorable reserve developments related to prior years. This consisted of $23.0 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $45.9 million of the provision for adverse deviation held at December 31, 2013. We believe this $23.0 million unfavorable development was due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of March 31, 2014 and December 31, 2013 were $57.4 million and $53.4 million, respectively. For the three months ended March 31, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of March 31, 2013, did not have a material impact on our operating results or financial condition.
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
In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, we expect our full-year effective income tax rate will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. See "—Overview—Health Care Reform Legislation and Implementation" and "—Results of Operations—Income Tax Provision" above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2013.
For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended March 31, 2014, there were no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of March 31, 2014 was $280.0 million.
Under the Company’s various stock option and long-term incentive plans, in certain circumstances, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations for employees that may be required to be withheld or paid in connection with such equity awards, including any tax obligation arising on the vesting date.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

†*10.1	Amendment No. 4 to Master Services Agreement, effective as of January 1, 2014, by and between Cognizant Technology Solutions U.S. Corporation and Health Net, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (3) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

*	This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	May 7, 2014	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 7, 2014	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

†*10.1	Amendment No. 4 to Master Services Agreement, effective as of January 1, 2014, by and between Cognizant Technology Solutions U.S. Corporation and Health Net, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (3) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

*	This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.