Form 10-Q
period 2014-06-30
HEALTH NET INC
filed 2014-08-06
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares outstanding of the registrant’s Common Stock as of August 1, 2014 was 80,305,185 (excluding 71,252,061 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Health plan services premiums	$3,261,878	$2,578,874	$6,143,223	$5,210,943
Government contracts	154,083	139,942	298,173	274,454
Net investment income	12,043	17,143	23,145	46,694
Administrative services fees and other income	(6,612)	2,472	(4,214)	3,377
Total revenues	3,421,392	2,738,431	6,460,327	5,535,468
Expenses
Health plan services (excluding depreciation and amortization)	2,763,179	2,191,918	5,165,521	4,460,654
Government contracts	133,208	127,400	265,182	252,875
General and administrative	344,734	291,437	705,757	536,672
Selling	64,002	57,769	128,154	116,330
Depreciation and amortization	9,641	9,514	19,304	18,953
Interest	7,826	8,365	15,647	16,653
Total expenses	3,322,590	2,686,403	6,299,565	5,402,137
Income from operations before income taxes	98,802	52,028	160,762	133,331
Income tax (benefit) provision	(22,065)	18,545	11,108	49,798
Net income	$120,867	$33,483	$149,654	$83,533
Net income per share:
Basic	$1.51	$0.42	$1.87	$1.05
Diluted	$1.49	$0.42	$1.85	$1.04
Weighted average shares outstanding:
Basic	80,250	79,367	80,026	79,438
Diluted	81,218	80,085	81,070	80,287
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$120,867	$33,483	$149,654	$83,533
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	23,520	(65,763)	51,908	(74,853)
Less: Reclassification adjustments for gains included in earnings	(1,928)	(5,647)	(2,236)	(22,936)
Unrealized gains (losses) on investments available-for-sale, net	21,592	(71,410)	49,672	(97,789)
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	150	643	300	1,286
Defined benefit pension plans, net	150	643	300	1,286
Other comprehensive income (loss) before tax	21,742	(70,767)	49,972	(96,503)
Income tax expense (benefit) related to components of other comprehensive income	7,683	(24,882)	17,556	(33,910)
Other comprehensive income (loss), net of tax	14,059	(45,885)	32,416	(62,593)
Comprehensive income (loss)	$134,926	$(12,402)	$182,070	$20,940

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$603,097	$433,155
Investments-available-for-sale (amortized cost: 2014-$1,662,725, 2013-$1,602,456)	1,668,943	1,567,020
Premiums receivable, net of allowance for doubtful accounts (2014-$631, 2013-$643)	849,089	430,012
Amounts receivable under government contracts	193,043	194,041
Other receivables	183,795	68,919
Deferred taxes	81,293	94,060
Other assets	259,878	132,683
Total current assets	3,839,138	2,919,890
Property and equipment, net	209,385	201,395
Goodwill	565,886	565,886
Other intangible assets, net	13,229	13,842
Deferred taxes	9,530	5,793
Investments-available-for-sale-noncurrent (amortized cost: 2014-$808, 2013-$67,943)	652	59,768
Other noncurrent assets	139,205	162,551
Total Assets	$4,777,025	$3,929,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,488,322	$984,075
Health care and other costs payable under government contracts	94,195	72,098
Unearned premiums	130,905	123,969
Accounts payable and other liabilities	496,349	397,036
Total current liabilities	2,209,771	1,577,178
Senior notes payable	399,402	399,300
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	22,376	10,409
Other noncurrent liabilities	223,595	213,427
Total Liabilities	2,955,144	2,300,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2014-151,555 shares; 2013-150,224 shares)	152	150
Additional paid-in capital	1,406,768	1,377,624
Treasury common stock, at cost (2014-71,251 shares of common stock; 2013-70,704 shares of common stock)	(2,197,890)	(2,179,744)
Retained earnings	2,613,302	2,463,648
Accumulated other comprehensive loss	(451)	(32,867)
Total Stockholders’ Equity	1,821,881	1,628,811
Total Liabilities and Stockholders’ Equity	$4,777,025	$3,929,125
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						83,533		83,533
Other comprehensive loss							(62,593)	(62,593)
Exercise of stock options and vesting of restricted stock units	1,325	1	16,204					16,205
Share-based compensation expense			16,877					16,877
Tax detriment related to equity compensation plans			(1,332)					(1,332)
Repurchases of common stock				(3,229)	(85,496)			(85,496)
Balance as of June 30, 2013	150,052	$150	$1,360,749	(70,655)	$(2,178,121)	$2,377,055	$(35,609)	$1,524,224
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						149,654		149,654
Other comprehensive income							32,416	32,416
Exercise of stock options and vesting of restricted stock units	1,331	2	12,098					12,100
Share-based compensation expense			15,700					15,700
Tax benefit related to equity compensation plans			1,346					1,346
Repurchases of common stock				(547)	(18,146)			(18,146)
Balance as of June 30, 2014	151,555	$152	$1,406,768	(71,251)	$(2,197,890)	$2,613,302	$(451)	$1,821,881
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,654	$83,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	19,304	18,953
Share-based compensation expense	15,700	16,877
Deferred income taxes	3,476	12,748
Excess tax benefit on share-based compensation	(1,354)	(430)
Net realized (gain) loss on investments	(2,236)	(22,936)
Other changes	15,926	15,524
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(412,141)	(232,780)
Other current assets, receivables and noncurrent assets	(216,808)	27,481
Amounts receivable/payable under government contracts	33,597	29,051
Reserves for claims and other settlements	504,247	(24,887)
Accounts payable and other liabilities	188,343	(57,604)
Net cash provided by (used in) operating activities	297,708	(134,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	192,250	573,406
Maturities of investments	43,679	51,414
Purchases of investments	(228,437)	(559,442)
Purchases of property and equipment	(29,956)	(26,765)
Sales (purchases) of restricted investments and other	760	(2,589)
Net cash (used in) provided by investing activities	(21,704)	36,024
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	6,472	8,173
Excess tax benefit on share-based compensation	1,354	430
Repurchases of common stock	(12,518)	(77,464)
Borrowings under financing arrangements	—	323,000
Repayment of borrowings under financing arrangements	—	(298,000)
Net increase (decrease) in checks outstanding, net of deposits	—	75,552
Customer funds administered	(101,370)	6,263
Net cash (used in) provided by financing activities	(106,062)	37,954
Net increase (decrease) in cash and cash equivalents	169,942	(60,492)
Cash and cash equivalents, beginning of period	433,155	340,110
Cash and cash equivalents, end of period	$603,097	$279,618
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$14,754	$15,499
Income taxes paid	59,324	34,006
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
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of June 30, 2014 and December 31, 2013. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and six months ended June 30, 2014 and 2013, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $440.5 million and $434.5 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
Our Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services ("CMS"). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the three and six months ended June 30, 2014 increased health plan services premium revenues by $4.4 million and $20.0 million, respectively. The change in our estimate for the risk adjustment revenue related to prior years in the three and six months ended June 30, 2013 was not significant.
Our revenue from the state Medicaid program in California ("Medi-Cal"), including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care costs. For the three and six months ended June 30, 2014, retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2014 were not significant. For the three months ended June 30, 2013, we had no premium revenues recognized as a result of retroactive rate adjustments. For the six months ended June 30, 2013, we recognized $42.2 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013.
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
On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with the California Department of Health Care Services ("DHCS") to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, SPDs, our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medi-Cal expansion populations (our “state-sponsored health care programs”), which are tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of June 30, 2014, we had calculated and recorded a deficit of $9.6 million, net of a valuation discount in the amount of $0.6 million (see Note 7), reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on June 30, 2014. As of December 31, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. As a result of the change in the deficit calculated during the three and six months ended June 30, 2014, our health plan services premium revenue was reduced by $40.4 million and $53.3 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, we had recorded increases in our health plan services premium revenue of $14.6 million and $35.4 million, respectively, as a result of the deficit calculated under the state settlement agreement as of June 30, 2013.
Health Plan Services Health Care Cost
The cost of health care services is recognized in the period in which services are provided and includes an estimate of the cost of services that have been incurred but not yet reported. Such costs include payments to primary care physicians, specialists, hospitals and outpatient care facilities, and the costs associated with managing the extent of such care. Our health care cost also can include from time to time remediation of certain claims as a result of periodic reviews by various regulatory agencies.
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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claims inventory levels, non-standard claims development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.

We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and six months ended June 30, 2014, we had $3.7 million and $26.6 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended June 30, 2014 consisted of $1.1 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $4.8 million of the provision for adverse deviation held at December 31, 2013. The amount for the six months ended June 30, 2014 consisted of $24.2 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $50.8 million of the provision for adverse deviation held at December 31, 2013. We believe that the $1.1 million and $24.2 million unfavorable developments for the three and six months ended June 30, 2014, respectively, were due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of June 30, 2014 and December 31, 2013 were $67.1 million and $53.4 million, respectively. For the three and six months ended June 30, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of June 30, 2013, did not have a material impact on our operating results or financial condition.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for approximately 97% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Furthermore, our Medicaid revenue is currently derived from our participation in Medi-Cal through our relationship with DHCS, and beginning in the fourth quarter of 2013, in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). The DHCS is a significant customer of our Western Region Operations reportable segment.

Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.
Our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended June 30:		(Dollars in millions)
Balance as of April 1, 2013	$20.9	$(10.6)	$10.3
Other comprehensive loss before reclassifications	(42.6)	—	(42.6)
Amounts reclassified from accumulated other comprehensive (loss) income	(3.7)	0.4	(3.3)
Other comprehensive (loss) income for the three months ended June 30, 2013	(46.3)	0.4	(45.9)
Balance as of June 30, 2013	$(25.4)	$(10.2)	$(35.6)

Balance as of April 1, 2014	$(10.0)	$(4.5)	$(14.5)
Other comprehensive income (loss) before reclassifications	15.2	—	15.2
Amounts reclassified from accumulated other comprehensive (loss) income	(1.3)	0.1	(1.2)
Other comprehensive income for the three months ended June 30, 2014	13.9	0.1	14.0
Balance as of June 30, 2014	$3.9	$(4.4)	$(0.5)
Six Months Ended June 30:
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive (loss) income before reclassifications	(48.5)	—	(48.5)
Amounts reclassified from accumulated other comprehensive income	(14.9)	0.8	(14.1)
Other comprehensive (loss) income for the six months ended June 30, 2013	(63.4)	0.8	(62.6)
Balance as of June 30, 2013	$(25.4)	$(10.2)	$(35.6)

Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income (loss) before reclassifications	33.7	—	33.7
Amounts reclassified from accumulated other comprehensive income	(1.5)	0.2	(1.3)
Other comprehensive income for the six months ended June 30, 2014	32.2	0.2	32.4
Balance as of June 30, 2014	$3.9	$(4.4)	$(0.5)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,		Affected line item in the Consolidated Statements of Operations
	2014	2013	2014	2013
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$1.9	$5.7	$2.2	$23.0	Net investment income
	1.9	5.7	2.2	23.0	Total before tax
	0.6	2.0	0.7	8.1	Tax expense
	1.3	3.7	1.5	14.9	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	—	(0.2)	—	(a)
Actuarial gains (losses)	—	(0.7)	(0.1)	(1.3)	(a)
	(0.1)	(0.7)	(0.3)	(1.3)	Total before tax
	—	(0.3)	(0.1)	(0.5)	Tax benefit
	(0.1)	(0.4)	(0.2)	(0.8)	Net of tax

Total reclassifications for the period	$1.2	$3.3	$1.3	$14.1	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and six months ended June 30, 2014, respectively, 968,000 shares and 1,044,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three and six months ended June 30, 2013, respectively, 718,000 shares and 849,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three and six months ended June 30, 2014, respectively, an aggregate of 782,000 shares and 786,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and six months ended June 30, 2013, respectively, an aggregate of 1,075,000 shares and 1,630,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through November 2018.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2013 and June 30, 2014, the remaining authorization under our stock repurchase program was $280.0 million. See Note 5 for more information regarding our stock repurchase program.
Goodwill and Other Intangible Assets
We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2014 for our Western Region Operations reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2013	$565.9	$565.9
Balance as of June 30, 2014	$565.9	$565.9
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of June 30, 2014 and June 30, 2013, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 190% and 149%, respectively.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2014:
Provider networks	$41.5	$(36.3)	$5.2	18.9
Customer relationships and other	29.5	(21.5)	8.0	11.1
	$71.0	$(57.8)	$13.2

As of December 31, 2013:
Provider networks	$40.5	$(35.7)	$4.8	19.4
Customer relationships and other	29.5	(20.5)	9.0	11.1
	$70.0	$(56.2)	$13.8

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2014	$3.0
2015	2.8
2016	2.2
2017	2.2
2018	2.1
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2014 and December 31, 2013, the restricted cash and cash equivalents balances totaled $1.8 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $23.8 million and $23.8 million as of June 30, 2014 and December 31, 2013, respectively, and are included in investments available-for-sale.
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
We will pay the federal government approximately $148 million in September 2014 for our portion of the health insurance industry fee in accordance with the ACA. We have recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. Our general and administrative expense for the three and six months ended June 30, 2014 includes amortization of the deferred cost of $37.8 million and $74.1 million, respectively. The balance of the remaining deferred cost asset was approximately $74.1 million as of June 30, 2014.
Public Health Insurance Exchanges
The ACA requires the establishment of state-based, state and federal partnership or federally facilitated health insurance exchanges ("exchanges") where individuals and small groups may purchase health insurance coverage under regulations established by U.S. Department of Health and Human Services ("HHS"). We currently participate in exchanges in Arizona, California and Oregon. Effective January 1, 2014, the ACA includes permanent and temporary premium stabilization provisions for transitional reinsurance, permanent risk adjustment, and temporary risk corridors (collectively referred to as the "3Rs"), which are applicable to those insurers participating inside, and in some cases outside, of the exchanges.
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
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue, and we account for any recoveries as contra-health plan services expense in our consolidated statements of income with a corresponding current or long-term receivable or payable. We recorded $77.5 million and $110.6 million of reinsurance recovery as contra-health plan services expense for the three and six months ended June 30, 2014, respectively, and the balance included in other receivables as of June 30, 2014 was $110.6 million.
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
We estimate and recognize adjustments to our health plan services premium revenue for the risk adjustment provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. Our risk adjustment estimate was $30.1 million for each of the three and six months ended June 30, 2014 and was recorded as a reduction to health plan services premiums and as a corresponding payable included in accounts payable and other liabilities.
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
We estimate and recognize adjustments to our health plan services premium revenue for the risk corridor provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk adjustment and reinsurance recoverables. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. For the three and six months ended June 30, 2014,we recorded $18.6 million and $27.3 million, respectively, of increases to risk corridor receivable as health plan services premium revenue, and the balance in other noncurrent assets as of June 30, 2014 was $27.3 million.

The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year will be completed in the following year with HHS.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule had been in effect since January 1, 2013. The provisions of section 1202 impact our 1.4 million Medi-Cal members in California and 45,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
For the periods prior to this reimbursement methodology change, i.e., the year ended December 31, 2013 and the three months ended March 31, 2014, we accounted for the provisions of section 1202 on an administrative services only basis since it transferred no underwriting risk to the MCPs, and recorded the receipts and payments on a net basis.
Following the change in reimbursement methodology, we have full underwriting risk for 2013, including both utilization and unit cost risk. Accordingly, for the second quarter of 2014, with respect to our Medi-Cal business, we have:

•	Reversed $7.9 million previously recorded as administrative services fees and other income in 2013 and for the three months ended March 31, 2014.

•
Recorded payments on a grossed-up basis by recording Medi-Cal payments received as premium revenue and estimated Medi-Cal claim payments as health care costs (incurred claims), each via retroactive adjustments to premium revenues and health care costs. See the Three Months Ended June 30, 2014 - Full Risk column in the table below.

•	Recorded retrospective premium revenue adjustments based upon the state settlement agreement (see Note 2 - "Health Plan Services Revenue Recognition" above).
The financial statement impact of the section 1202 reimbursement methodology change is summarized in the table below. We have not recorded any premium revenue or health care costs for 2014 incurred services as we do not have sufficient information to make a reasonable estimate as of June 30, 2014.

	Recorded In
	Year Ended December 31, 2013	Three Months Ended March 31, 2014	Three Months Ended June 30, 2014

(Dollars in millions)	No Risk	No Risk	Full Risk

Health plan services premiums	$4.4	$—	$154.7
Health plan services expenses	—	—	144.0
General and administrative expenses	4.4	—	—
Administrative services fees and other income	6.5	1.4	(7.9)
Pretax income	$6.5	$1.4	$2.8
Recently Issued Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. To meet the objectives of the new guidance, the FASB amended the Accounting Standards Codification and created a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires various qualitative and quantitative disclosures in order to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective retrospectively for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We will evaluate the impact of this ASU on our consolidated financial statements.
3. SEGMENT INFORMATION
Our reportable segments are comprised of Western Region Operations and Government Contracts. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling ("MFLC") program and certain other health care-related government contracts.
The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker ("CODM"). We continuously monitor our reportable segments to ensure they reflect how our CODM manages our company.
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

Our segment information for the three and six months ended June 30, 2014 and 2013 is as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended June 30, 2014
Revenues from external sources	$3,267.3	$154.1	$—	$3,421.4
Intersegment revenues	3.1	—	(3.1)	—
Segment pretax income (loss)	80.7	21.4	(3.3)	98.8
Three months ended June 30, 2013
Revenues from external sources	$2,598.5	$139.9	$—	$2,738.4
Intersegment revenues	2.8	—	(2.8)	—
Segment pretax income (loss)	46.8	18.1	(12.9)	52.0
Six months ended June 30, 2014
Revenues from external sources	$6,162.1	$298.2	$—	$6,460.3
Intersegment revenues	6.1	—	(6.1)	—
Segment pretax income (loss)	133.7	34.5	(7.4)	160.8
Six months ended June 30, 2013
Revenues from external sources	$5,261.0	$274.5	$—	$5,535.5
Intersegment revenues	5.7	—	(5.7)	—
Segment pretax income (loss)	119.1	27.1	(12.9)	133.3

Our health plan services premium revenue by line of business is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Commercial premium revenue	$1,377.5	$1,298.6	$2,641.6	$2,624.0
Medicare premium revenue	757.2	688.6	1,512.4	1,395.0
Medicaid premium revenue	1,121.9	591.7	1,983.9	1,191.9
Dual Eligibles premium revenue	5.3	—	5.3	—
Total health plan services premiums	$3,261.9	$2,578.9	$6,143.2	$5,210.9
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
During the three and six months ended June 30, 2014 and 2013, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $0.7 million and $59.8 million as investments available-for-sale-noncurrent as of June 30, 2014 and December 31, 2013, respectively, because we did not intend to sell and we believed it may take longer than one year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$421.7	$4.1	$(3.7)	$422.1
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	728.1	10.1	(7.1)	731.1
Corporate debt securities	489.2	4.7	(1.9)	492.0
	$1,662.7	$18.9	$(12.7)	$1,668.9
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.1)	$0.7
	$0.8	$—	$(0.1)	$0.7

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$394.7	$3.4	$(8.7)	$389.4
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	734.3	5.9	(30.3)	709.9
Corporate debt securities	449.8	3.6	(9.4)	444.0
	$1,602.5	$12.9	$(48.4)	$1,567.0
Noncurrent:
Asset-backed securities	$1.3	$—	$(0.2)	$1.1
Obligations of states and other political subdivisions	53.4	—	(6.3)	47.1
Corporate debt securities	13.2	—	(1.6)	11.6
	$67.9	$—	$(8.1)	$59.8

As of June 30, 2014, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$58.0	$58.2
Due after one year through five years	325.2	328.6
Due after five years through ten years	417.3	422.3
Due after ten years	440.5	437.7
Asset-backed securities	421.7	422.1
Total current investments available-for-sale	$1,662.7	$1,668.9

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Asset-backed securities	0.8	0.7
Total noncurrent investments available-for-sale	$0.8	$0.7

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2014 were $125.8 million and $192.3 million, respectively. Gross realized gains and losses totaled $2.2 million and $0.3 million, respectively, for the three months ended June 30, 2014, and $3.4 million and $1.2 million, respectively, for the six months ended June 30, 2014. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2013 were $218.6 million and $573.4 million, respectively. Gross realized gains and losses totaled $7.0 million and $1.4 million, respectively, for the three months ended June 30, 2013, and $24.5 million and $1.6 million, respectively, for the six months ended June 30, 2013.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2014 and December 31, 2013. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities also may be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$45.9	$(0.1)	$151.7	$(3.6)	$197.6	$(3.7)
Obligations of states and other political subdivisions	37.4	(0.2)	301.9	(6.9)	339.3	(7.1)
Corporate debt securities	42.4	(0.1)	96.1	(1.8)	138.5	(1.9)
	$125.7	$(0.4)	$549.7	$(12.3)	$675.4	$(12.7)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.7	$(0.1)	$0.7	$(0.1)
	$—	$—	$0.7	$(0.1)	$0.7	$(0.1)

The following table shows the number of our individual securities-current that have been in a continuous loss position through June 30, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	19	58	77
Obligations of states and other political subdivisions	26	129	155
Corporate debt securities	41	91	132
	86	278	364

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through June 30, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
	—	1	1

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

The following table shows the fair values and gross unrealized losses for our individual securities-noncurrent that have been in a continuous loss position through December 31, 2013:

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
During the three months ended June 30, 2013, we made no share repurchases and during the six months ended June 30, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. As of December 31, 2013, the remaining authorization under our stock repurchase program was $280.0 million. During the three and six months ended June 30, 2014, we made no share repurchases under our stock repurchase program. The remaining authorization under our stock repurchase program as of June 30, 2014 was $280.0 million.
6. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2014, $100.0 million was outstanding under our revolving credit facility, and the maximum amount available for borrowing under the revolving credit facility was $491.0 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of June 30, 2014, we were in compliance with all covenants under the revolving credit facility.
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

Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2014 and December 31, 2013, we had outstanding letters of credit of $9.0 million and $7.5 million, respectively, resulting in a maximum amount available for borrowing of $491.0 million and $492.5 million, respectively. As of June 30, 2014 and December 31, 2013, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007, we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2014, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.4 million as of June 30, 2014 and $399.3 million as of December 31, 2013.
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
Level 3—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation using assumptions that market participants would use, including assumptions for risk. Level 3 includes an embedded contractual derivative asset and/or liability held by the Company estimated at fair value. Significant inputs used in the derivative valuation model include the estimated growth in Health Net health care expenditures and estimated growth in national health care expenditures. The growth in these expenditures was modeled using a Monte Carlo simulation approach. Level 3 also includes a state-sponsored health plans settlement account deficit asset estimated at fair value based on the income approach. See Note 2 for additional information on our state-sponsored health plans rate settlement agreement.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of June 30, 2014:
Assets:
Cash and cash equivalents	$603.1	$—	$—	$—	$603.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$218.3	$—	$—	$218.3
Commercial mortgage-backed securities	—	124.4	0.7	—	125.1
Other asset-backed securities	—	79.4	—	—	79.4
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	731.1	—	—	731.1
Corporate debt securities	—	492.0	—	—	492.0
Total investments at fair value	$23.7	$1,645.2	$0.7	$—	$1,669.6
Embedded contractual derivative	—	—	—	13.3	13.3
State-sponsored health plans settlement account deficit	—	—	—	9.6	9.6
Total assets at fair value	$626.8	$1,645.2	$0.7	$22.9	$2,295.6

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of December 31, 2013:
Assets:
Cash and cash equivalents	$433.2	$—	$—	$—	$433.2
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$203.5	$0.4	$—	$203.9
Commercial mortgage-backed securities	—	144.1	0.7	—	144.8
Other asset-backed securities	—	41.8	—	—	41.8
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.9	47.1	—	757.0
Corporate debt securities	—	444.0	11.6	—	455.6
Total investments at fair value	$23.7	$1,543.3	$59.8	$—	$1,626.8
Embedded contractual derivative	—	—	—	7.2	7.2
State-sponsored health plans settlement account deficit	—	—	—	62.9	62.9
Total assets at fair value	$456.9	$1,543.3	$59.8	$70.1	$2,130.1

We had no financial liabilities fair valued on a recurring basis as of June 30, 2014 and December 31, 2013.
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2014 and 2013. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

The changes in the balances of Level 3 financial assets for the three months ended June 30, 2014 and 2013 were as follows (dollars in millions):

Three months ended June 30,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$11.4	$50.0	$61.4	$—	$10.9	$20.8	$31.7
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	1.9	(40.4)	(38.5)	—	(0.1)	14.6	14.5
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Closing balance	$—	$13.3	$9.6	$22.9	$—	$10.8	$35.4	$46.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the six months ended June 30, 2014 and 2013 were as follows (dollars in millions):

	Six months ended June 30,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$7.2	$62.9	$70.1	$0.2	$11.2	$—	$11.4
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	6.1	(53.3)	(47.2)	—	(0.4)	35.4	35.0
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	(0.2)	—	—	(0.2)
Settlements	—	—	—	—	—	—	—	—
Closing balance	$—	$13.3	$9.6	$22.9	$—	$10.8	$35.4	$46.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial liability for the three and six months ended June 30, 2013 were as follows (dollars in millions):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Embedded Contractual Derivative
Opening balance, April 1 and January 1	$4.2	$3.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	0.6	1.6
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$4.8	$4.8
We had no assets or liabilities fair valued on a non-recurring basis during the three and six months ended June 30, 2014 or for the year ended December 31, 2013.
The following tables present quantitative information about Level 3 Fair Value Measurements as of June 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value as of June 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$13.3	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-5.58%	—	8.13%	(1.64%)
			National Health Care Expenditures	-1.13%	—	10.95%	(2.52%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	9.0%	—	9.0%	(9.0%)
State-sponsored health plans settlement account deficit	$9.6	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.34%	—	7.34%	(2.20%)
			National Health Care Expenditures	-0.77%	—	9.46%	(3.63%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$62.9	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisers, and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach, and the resulting value is discounted to the valuation date. We estimate our recurring Level 3 state-sponsored health plans settlement account deficit asset using the income approach based on discounted cash flows. We estimate our non-recurring Level 3 asset and liability and goodwill for our Western Region Operations reporting unit using the income approach based on discounted cash flows.
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
8. LEGAL PROCEEDINGS
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 8 under the headings “Military and Family Life Counseling Program Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 8 under the headings “Military and Family Life Counseling Program Putative Class and Collective Actions” and “Litigation and Investigations Related to Unaccounted-for Server Drives,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Military and Family Life Counseling Program Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in the United States District Court for the Northern District of California (the “Northern District of California”) relating to the independent contractor classification of counselors (“MFLCs”) who contracted with our subsidiary, MHN Government Services, Inc. (“MHNGS”), to provide short-term, non-medical counseling at U.S. military installations throughout the country under our Military and Family Life Counseling (formerly Military and Family Life Consultants) program.
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
On May 15, 2012, the same two MFLCs who filed the Washington action, as well as 12 other named plaintiffs, filed a proposed collective action lawsuit against the same defendants in the United States District Court for the Western District of Washington on behalf of themselves and other current and former MFLCs who have performed services as independent contractors nationwide from May 15, 2009 to the present. They allege misclassification under the federal Fair Labor Standards Act (“FLSA”) and seek unpaid wages, unpaid benefits, overtime pay, statutory penalties, attorneys’ fees and interest. They also seek penalties under California Labor Code section 226.8. The court has since transferred the case to the Northern District of California to relate it to a virtually identical suit filed on October 2, 2012 against MHNGS and Managed Health Network, Inc. (“MHN”) (also a subsidiary).
The third October 2012 suit alleges misclassification under the FLSA on behalf of a nationwide class, as well under several state laws on behalf of MFLCs who worked in California, New Mexico, Hawaii, Kentucky, New York, Nevada, and North Carolina. On October 24, 2013, the parties agreed to toll the statutes of limitations for overtime violations in the following states: Alaska, Colorado, Illinois, Maine, Maryland, Massachusetts, Montana, New Jersey, North Dakota, Ohio, and Pennsylvania.
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
On March 28, 2014, the original Washington case was transferred to the Northern District of California to relate it to the two FLSA suits pending there. On April 11, 2014, we moved to stay the suit pending the Ninth Circuit appeal. We also filed two alternative motions seeking an order to either compel the case to arbitration or dismiss Plaintiffs’ class claims and California Labor Code section 226.8 claims. On June 3, 2014, the court granted our motion to stay, and denied the later alternative motions without prejudice to renewal after the stay is lifted.
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
The San Francisco County Superior Court proceeding was instituted on March 28, 2011, and is brought on behalf of a putative class of California residents who received the written notification, and seeks to state similar claims against us, as well as claims for violation of California's Unfair Competition Law, and seeks similar relief. We moved to compel arbitration of the two named plaintiffs’ claims. The court granted our motion as to one of the named plaintiffs and denied it as to the other. We have appealed the latter ruling, but subsequently dismissed the appeal. Thereafter, the plaintiff as to whom our motion to compel arbitration was granted filed a petition for a writ of mandate with the California Court of Appeal seeking review of that ruling. On July 9, 2012, the Court of Appeal issued a peremptory writ of mandate directing the Superior Court to vacate its order granting the motion to compel arbitration and to enter an order denying the motion to compel.
The Sacramento County Superior Court proceeding was instituted on April 3, 2012, and is brought on behalf of a putative class of California members whose information was contained on the unaccounted for drives. The action contains the same claims and seeks the same relief as the case pending in the Eastern District of California. On June 18, 2012, we filed a demurrer seeking dismissal of this complaint.
In July 2013, we entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the three putative class actions described above. On October 23, 2013, counsel for the named plaintiffs filed a motion for preliminary approval of the Settlement Agreement with the Sacramento County Superior Court. The Court granted that motion on November 21, 2013. On June 23, 2014, the court granted final approval of the settlement. As a result of the settlement, each of the three putative class actions described above will be dismissed with prejudice, and all class members who did not opt out will release all claims they may have related to or arising from the unaccounted-for server drives. Under the terms of the Settlement Agreement, which covers all individuals whose personal information was identified as being on the unaccounted-for server drives, class members who did not previously accept our offer of the credit monitoring and related services described above are eligible to receive such credit monitoring and related services for a period of two years at no cost to them. Class members who previously accepted our original offer are eligible to receive one additional year of such services. In addition, under the Settlement Agreement, class members are eligible to receive reimbursement for certain unreimbursed losses arising from identity theft during a specified time period, up to a cap of $50,000 per class member, and $2 million in the aggregate. The Settlement Agreement also provides that we will continue our ongoing activities to enhance our information security measures, including the encryption of data at rest on our servers and storage area networks. We are also responsible for the payment of the court's award of fees and expenses to plaintiffs' counsel in the amount of approximately $2.3 million. Finally, we will be responsible for the costs of administering the Settlement Agreement. We do not expect that the terms of the Settlement Agreement will have a material impact on our consolidated financial statements.
We also have been informed that the incident involving the unaccounted-for server drives is under investigation by the California Department of Managed Health Care ("DMHC").

Miscellaneous Proceedings
In the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, the Office of Civil Rights of HHS and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We also are subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
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
9. INCOME TAXES
The effective income tax rate from operations was (22.3)% and 35.6% for the three months ended June 30, 2014 and 2013, respectively, and 6.9% and 37.3% for the six months ended June 30, 2014 and 2013, respectively. For the three and six months ended June 30, 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The impacts of the non-deductibility of the health insurer fee for the three and six months ended June 30, 2014 were increases to our effective tax rate of 13.7 and 14.0 percentage points, respectively. The health insurer fee is effective for calendar years beginning after December 31, 2013 and is payable in 2014. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Other items which cause our effective tax rate to differ from the statutory federal tax rate of 35% for the three and six months ended June 30, 2014 include state income taxes, tax-exempt interest and non-deductible compensation.
During the three months ended June 30, 2014, we recorded a $72.6 million tax benefit, net of adjustments to our reserve for uncertain tax benefits, as a result of a worthless stock loss. The loss was incurred with respect to the stock of Health Net of the Northeast, Inc., the former parent company of subsidiaries sold to United Health Group in 2009. The amount and character of the loss could be challenged by the taxing authorities, and as such, we increased our reserve for uncertain tax positions by $11.0 million as of June 30, 2014.
10. SUBSEQUENT EVENT
On August 6, 2014, we entered into a letter of intent with Cognizant Technology Solutions ("Cognizant") for a comprehensive services agreement. The consummation of the proposed transaction is subject to the completion of final, definitive documentation, which we expect to negotiate and execute before the end of the third quarter of 2014, as well as subsequent required regulatory approval.

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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.8 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. We also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 3 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon. As of June 30, 2014, we had approximately 2.9 million medical members in our Western Region Operations reportable segment.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region and other health care related government contracts. Under the Managed Care Support Contract for the TRICARE North Region ("T-3 contract"), we provide administrative services to approximately 2.8 million Military Health System (“MHS”) eligible beneficiaries. In addition, we also provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which also is included in our Government Contracts segment. For additional information on our T-3 and MFLC contracts, see "—Results of Operations—Government Contracts Reportable Segment."
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
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients (which includes retroactive and retrospective premium adjustments) and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Medicare revenues also can include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. The amount of premiums we earn in a given period is driven by the rates we charge and enrollment levels. Administrative services fees and other income primarily includes revenue for administrative services such as claims processing, customer service, medical management, provider network access and other administrative services. Health plan services expense generally includes medical and related costs for health services provided to our members, including physician services, hospital and related professional services, outpatient care, and pharmacy benefit costs. These expenses are impacted by unit costs and utilization rates. Unit costs represent the health care cost per visit, and the utilization rates represent the volume of health care consumption by our members.
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
Under the T-3 contract for the TRICARE North Region (the "T-3 contract"), we provide various types of administrative services including provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination.
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated preparation for and implementation of these measures have had, and will continue to have, an adverse impact on, among other things, the costs of operating our business, and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see Item 1. Business—Government Regulation—Health Care Reform Legislation and Implementation in our Form 10-K. For additional discussion of the risks and uncertainties of the ACA with respect to the Company, see Item 1A. Risk Factors in our Form 10-K.
Legal and Legislative Developments
In July 2014, two federal appeals courts issued conflicting rulings on whether the ACA authorizes the IRS to provide premium tax credits to individuals who purchase coverage through a federally-facilitated exchange (“FFE”). In Halbig vs. Burwell, a three-judge panel of the D.C. Circuit Court of Appeals ruled that the ACA does not authorize the IRS to provide tax credits through a FFE, while on the same day, a three-judge panel of the Fourth Circuit Court of Appeals ruled that such subsidies are allowed. The decisions are potentially subject to en banc review, as well as petitions for review by the U.S. Supreme Court: the Department of Justice has already appealed the Halbig decision, seeking an en banc review by the full Circuit Court. While the timeframe for resolving this litigation is unclear, any significant restriction or prohibition of federal subsidies on FFEs may impact the affordability of FFE exchange products for low income individuals, which in turn may have a material adverse impact on our exchange membership in Arizona.
On July 7, 2014, California Senate Bill 1446 (“SB 1446”) was signed into law effective immediately. SB 1446 is an emergency measure that allows insurance carriers to continue non-grandfathered and non-ACA compliant small group policies that were in effect as of December 31, 2013 and active as of July 7, 2014 for one additional year through December 31, 2015. We expect that SB 1446 will help to reduce rate impact for many small groups that have not yet transitioned to ACA-compliant health plans, which in turn may help to reduce membership turnover in our small group business.
Public Health Insurance Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We currently participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. We currently operate in 11 of 19 rating regions in California on the individual market and in all 19 rating regions in the small business health options program (“SHOP”). The initial open enrollment period for the individual exchanges in California and Arizona ended on April 15, 2014, and in Oregon on April 30, 2014. We do not expect to offer health plans in the Oregon health insurance exchanges for the coverage year beginning January 1, 2015.
We believe the exchanges represent a significant commercial business opportunity for us and that our tailored network products are particularly well suited to the exchange environment. However, continuing implementation difficulties, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected. As an example, federal regulators have started to release guidance around the renewal process on the exchanges for 2015, including the process for determining continuing eligibility for subsidies and the development of a “passive renewal” concept designed to promote exchange membership retention. The final rules related to this guidance may require us to increase our consumer outreach and education efforts and modify our information systems to adapt to these new rules. Any failure to successfully implement these initiatives or modifications in response to developing regulations may have an adverse impact on our exchange membership and profitability. We also have seen additional legislative and legal issues arise for exchange participants as the exchanges mature. For example, a California rate regulation initiative expected to be voted on in November 2014 ballot may subject premium rate levels to an additional layer of regulatory review, which may make it difficult for us and other exchange health plans to meet timelines to offer products through Covered California. In addition, recent lawsuits filed by stakeholders on the exchanges have raised questions surrounding provider size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products. While most of these lawsuits and complaints remain in their preliminary stages, if courts or regulators determine that any of the networks supporting our exchange products need to be expanded or our exchange operations otherwise modified, it may require us to adjust our tailored network exchange strategy or make other material modifications to our business and operations. If we fail to make these adjustments efficiently, our exchange business may be materially adversely affected. For more information on the exchanges and enrollment information, see Note 2 to our consolidated financial statements and “—Western Region Operations Reportable Segment—Western Region Operations Segment Membership (in thousands).”
ACA Fees
Our operating results for the three and six months ended June 30, 2014 were impacted by fees imposed under the ACA, including $37.8 million and $74.1 million, respectively, of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2013 net premiums written (the “health insurer fee”), and $22.5 million and $45.1 million for the three and six months ended June 30, 2014, respectively, in other ACA fees.
For the three and six months ended June 30, 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. The impact of the non-deductibility of the health insurer fee for the three and six months ended June 30, 2014 was an increase to our effective tax rate of 13.7 and 14.0 percentage points, respectively.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee will represent a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status may result in a reduced health insurer fee. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on net health insurance premiums written, rather than profits, it generally will represent a higher percentage of our profits as compared to those competitors. As a result, the health insurer fee likely will impact us to a greater degree than certain of our larger competitors and those of our competitors who may be able to exempt significant portions of their premium base from the health insurer fee allocation, for example. We generally will be unable to match those competitors’ ability to support reduced premiums by virtue of any full or partial exemptions from the health insurer fee, or by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For example, our ability to incorporate the impact of the health insurer fee into our 2014 premium rates, which are set a year in advance in 2013, was limited, in large part due to competitive pressures.
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
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs are subject to risks inherent in untested initiatives, and the relevant regulatory framework for the exchanges remains subject to change and interpretation over time. For example, recent rules published by the HHS have proposed adjustments to the reinsurance payment parameters for 2015, including a lowering of the attachment point. In addition, there have been recent discussions regarding legislation to repeal the risk corridors program, reduce its funding or reduce payments made under the program due, in part, to requirements that the program remain “budget neutral.” Whether due to regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
MLRs
A related provision of the ACA requires us to maintain certain minimum medical loss ratios, or “MLRs.” In the event we fail to maintain such minimum MLRs, we will be required to rebate ratable portions of our premiums to our customers annually. Certain state Medicaid programs, including with respect to the Medi-Cal expansion population, are imposing MLR requirements on Medicaid managed care organizations that generally require such plans to rebate ratable portions of their premiums to their state customers if they cannot demonstrate they have met the minimum MLRs. In addition, beginning in 2014, we have been required to incorporate the effect of the aforementioned premium stabilization provisions for individual and small group markets into our commercial MLRs.
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

Recent Development
On August 6, 2014, we entered into a letter of intent with Cognizant Technology Solutions ("Cognizant") for a comprehensive services agreement. The consummation of the proposed transaction is subject to the completion of final, definitive documentation, which we expect to negotiate and execute before the end of the third quarter of 2014, as well as subsequent required regulatory approval.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$3,261,878	$2,578,874	$6,143,223	$5,210,943
Government contracts	154,083	139,942	298,173	274,454
Net investment income	12,043	17,143	23,145	46,694
Administrative services fees and other income	(6,612)	2,472	(4,214)	3,377
Total revenues	3,421,392	2,738,431	6,460,327	5,535,468
Expenses
Health plan services (excluding depreciation and amortization)	2,763,179	2,191,918	5,165,521	4,460,654
Government contracts	133,208	127,400	265,182	252,875
General and administrative	344,734	291,437	705,757	536,672
Selling	64,002	57,769	128,154	116,330
Depreciation and amortization	9,641	9,514	19,304	18,953
Interest	7,826	8,365	15,647	16,653
Total expenses	3,322,590	2,686,403	6,299,565	5,402,137
Income from operations before income taxes	98,802	52,028	160,762	133,331
Income tax (benefit) provision	(22,065)	18,545	11,108	49,798
Net income	$120,867	$33,483	$149,654	$83,533
Net income per share:
Basic	$1.51	$0.42	$1.87	$1.05
Diluted	$1.49	$0.42	$1.85	$1.04
For the three and six months ended June 30, 2014, we reported net income of $120.9 million or $1.49 per diluted share and net income of $149.7 million or $1.85 per diluted share, respectively, as compared to net income of $33.5 million or $0.42 per diluted share and net income of $83.5 million or $1.04 per diluted share, respectively, for the same periods in 2013. Pretax margins were 2.9 percent and 2.5 percent, respectively, for the three and six months ended June 30, 2014 compared to 1.9 percent and 2.4 percent, respectively, for the same periods in 2013.
Our total revenues increased 24.9 percent for the three months ended June 30, 2014 to approximately $3.4 billion from approximately $2.7 billion in the same period in 2013 and increased 16.7 percent for the six months ended June 30, 2014 to approximately $6.5 billion from approximately $5.5 billion in the same period in 2013.
Health plan services premium revenues increased by 26.5 percent to approximately $3.3 billion for the three months ended June 30, 2014 compared to approximately $2.6 billion in the same period in 2013, and increased by 17.9 percent to approximately $6.1 billion for the six months ended June 30, 2014 compared to approximately $5.2 billion in the same period in 2013.
Health plan services expenses increased by 26.1 percent to approximately $2.8 billion for the three months ended June 30, 2014 compared to approximately $2.2 billion in the same period in 2013, and increased by 15.8 percent to approximately $5.2 billion for the six months ended June 30, 2014 compared to approximately $4.5 billion in the same period in 2013. Investment income decreased to approximately $12.0 million and $23.1 million for the three and six months ended June 30, 2014, respectively, compared with approximately $17.1 million and $46.7 million for the three and six months ended June 30, 2013, respectively, primarily due to lower investment gains realized during the three and six months ended June 30, 2014 as compared to the same periods in 2013.

Our government contracts revenues increased by 10.1 percent for the three months ended June 30, 2014 to approximately $154.1 million from approximately $139.9 million in the same period in 2013 and increased by 8.6 percent for the six months ended June 30, 2014 to approximately $298.2 million from approximately $274.5 million in the same period in 2013, primarily due to growth in the family counseling business with the DoD. Our government contracts costs increased by 4.6 percent for the three months ended June 30, 2014 to approximately $133.2 million from approximately $127.4 million in the same period in 2013 and increased by 4.9 percent for the six months ended June 30, 2014 to approximately $265.2 million from approximately $252.9 million in the same period in 2013, primarily due to growth in the family counseling business with the DoD.
Our operating results for the three and six months ended June 30, 2014 were impacted by fees imposed under the ACA, including $37.8 million and $74.1 million, respectively, in amortization of deferred costs of the health insurer fee, and $22.5 million and $45.1 million, respectively, in other ACA fees. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for additional information. The ACA-related fees are included in general and administrative expenses. Our effective tax rate was affected favorably for the three and six months ended June 30, 2014 due to a loss on the stock of one of our subsidiaries, Health Net of the Northeast, Inc., which created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. See Note 9 to our consolidated financial statements for additional information.
Days Claims Payable
Days claims payable ("DCP") for the second quarter of 2014 was 49.0 days compared with 42.1 days in the second quarter of 2013. Adjusted DCP, which we calculate in accordance with the paragraph below, for the second quarter of 2014 was 64.4 days compared with 58.4 days in the second quarter of 2013.
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

	Three months ended June 30,
	2014	2013
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,488.3	$1,013.1
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(351.7)	(143.1)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,136.6	$870.0
(3) Health Plan Services Cost—GAAP	$2,763.2	$2,191.9
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(1,156.0)	(836.9)
(4) Health Plan Services Cost—Adjusted	$1,607.2	$1,355.0
(5) Number of Days in Period	91	91
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	49.0	42.1
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	64.4	58.4

Income Tax Provision
Our income tax expense and the effective tax rate for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)

Income tax (benefit) expense	$(22.1)	$18.5	$11.1	$49.8
Effective income tax rate	(22.3)%	35.6%	6.9%	37.3%
For the three and six months ended June 30, 2014, our effective tax rate was impacted by the health insurer fee required by the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The impact of the non-deductibility of the health insurer fee for the three and six months ended June 30, 2014 was an increase to our effective tax rate of 13.7 and 14.0 percentage points, respectively. Our effective tax rate was affected favorably for the three months ended June 30, 2014 by 73.5 percentage points due to a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. Other items which caused our effective tax rate to differ from the statutory federal tax rate of 35% for the three and six months ended June 30, 2014 include state income taxes, tax-exempt interest, and non-deductible compensation. See Note 9 to our consolidated financial statements for additional information.
The effective income tax rate differed from the statutory federal tax rate of 35% for the three and six months ended June 30, 2013 due to state income taxes, tax-exempt investment income, and non-deductible compensation.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare, Medicaid and Dual Eligibles health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California and Oregon.
Western Region Operations Segment Membership (in thousands)

	As of June 30, 2014	As of June 30, 2013	Increase/ (Decrease)	% Change
California
Large Group	492	608	(116)	(19.1)%
Small Group	240	241	(1)	(0.4)%
Individual	272	98	174	177.6%
Commercial Risk	1,004	947	57	6.0%
Medicare Advantage	162	146	16	11.0%
Medi-Cal/Medicaid	1,359	1,118	241	21.6%
Dual Eligibles	2	—	2
Total California	2,527	2,211	316	14.3%

Arizona
Large Group	48	64	(16)	(25.0)%
Small Group	43	42	1	2.4%
Individual	99	14	85	607.1%
Commercial Risk	190	120	70	58.3%
Medicare Advantage	46	43	3	7.0%
Medicaid	45	—	45
Total Arizona	281	163	118	72.4%

Northwest
Large Group	28	23	5	21.7%
Small Group	25	40	(15)	(37.5)%
Individual	4	3	1	33.3%
Commercial Risk	57	66	(9)	(13.6)%
Medicare Advantage	54	47	7	14.9%
Total Northwest	111	113	(2)	(1.8)%

Total Health Plan Enrollment
Large Group	568	695	(127)	(18.3)%
Small Group	308	323	(15)	(4.6)%
Individual	375	115	260	226.1%
Commercial Risk	1,251	1,133	118	10.4%
Medicare Advantage	262	236	26	11.0%
Medi-Cal/Medicaid	1,404	1,118	286	25.6%
Dual Eligibles	2	—	2
	2,919	2,487	432	17.4%

Total Western Region Operations enrollment was approximately 2.9 million members at June 30, 2014, an increase of 17.4 percent compared with enrollment at June 30, 2013. Total enrollment in our California health plans increased by 14.3 percent to approximately 2.5 million members from June 30, 2013 to June 30, 2014.
Western Region Operations commercial enrollment increased by 10.4 percent from June 30, 2013 to approximately 1.3 million members at June 30, 2014, primarily due to an increase in our individual business as a result of new individual members from the ACA exchanges in California and Arizona. Enrollment in our large group business decreased by 18.3 percent, or approximately 127,000 members, from approximately 695,000 members at June 30, 2013 to approximately 568,000 members at June 30, 2014. This decrease was primarily due to increasingly competitive markets in California.
Enrollment in our small group business in our Western Region Operations segment decreased by 4.6 percent, from approximately 323,000 members at June 30, 2013 to approximately 308,000 members at June 30, 2014. Enrollment in our individual business in our Western Region Operations segment increased by 226.1 percent, from approximately 115,000 members at June 30, 2013 to approximately 375,000 members at June 30, 2014. As of June 30, 2014, membership in tailored network products accounted for 52.5 percent of our Western Region Operations commercial enrollment compared with 37.3 percent at June 30, 2013.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at June 30, 2014 was approximately 262,000 members, an increase of 11.0 percent compared with approximately 236,000 members at June 30, 2013. This increase was due to gains of approximately 16,000 members in California, 7,000 members in the Northwest and 3,000 members in Arizona.
Medicaid enrollment in California increased by approximately 241,000 members, or 21.6 percent, to approximately 1,359,000 members at June 30, 2014 compared with approximately 1,118,000 members at June 30, 2013, primarily as a result of new members added from the expansion of Medicaid eligibility under the ACA to all individuals with incomes up to 133 percent of the Federal Poverty Level. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). As of June 30, 2014, we had approximately 45,000 Medicaid members in Arizona.
We are the sole commercial plan contractor with the California Department of Health Care Services ("DHCS") to provide Medi-Cal services in Los Angeles County, California. As of June 30, 2014, approximately 716,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 53 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. Passive enrollment in San Diego County began on May 1, 2014, and passive enrollment in Los Angeles County began on July 1, 2014. As of June 30, 2014, we had approximately 2,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.
California Coordinated Care Initiative
In 2012, the California legislature enacted the CCI. The stated purpose of the CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or "dual eligibles," as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services.
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, Health Net Community Solutions, Inc., our wholly owned subsidiary, entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we will receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego counties. These blended capitated payments will be determined based on our mix of membership.
In January 2014, CMS and DHCS informed us that based on its readiness assessments, we were able to enroll members beginning April 1, 2014, and could begin marketing for the dual eligibles demonstration in accordance with the guidelines and time frames for Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, L.A. Care Health Plan, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014. The methodology for allocating passively enrolled dual eligibles across the participating health plans has not yet been finalized, although it is currently estimated that Health Net will receive approximately 47% and 20-25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
The financial performance of the Cal MediConnect Contract is included in the calculation of the settlement account that was established pursuant to the terms of the Settlement Agreement entered into by DHCS, HNCS and Health Net of California, Inc. on November 2, 2012, which is further discussed in Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition.”
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, certain stakeholders in the CCI recently filed suit against DHCS in a California Superior Court seeking a preliminary injunction against the dual eligibles demonstration. On August 4, 2014, the court denied the request for a preliminary injunction, but the plaintiffs may seek review by the California Court of Appeal, and there is no assurance that others will be precluded from pursuing legal action that impacts other novel aspects of the dual eligibles demonstrations. In addition, the passive enrollment allocation methodology has been subject to certain adjustments as regulators address various operational issues that have arisen through the initial enrollment period. While regulators and health plan participants are working to address any ongoing operational issues, any significant changes to the passive enrollment methodology that either delays or reduces our expected allocation of the dual eligibles population may have a material adverse effect on our dual eligibles business. For a discussion of other risks related to the dual eligibles demonstrations, see the risk factors included in our Form 10-K. Due to these and other risks associated with the CCI, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have a material adverse effect on our business, financial condition and results of operation.

Western Region Operations Segment Results

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,377,460	$1,298,569	$2,641,637	$2,623,983
Medicare premiums	757,194	688,579	1,512,352	1,394,977
Medicaid premiums	1,121,912	591,726	1,983,922	1,191,983
Dual Eligibles premiums	5,312	—	5,312	—
Health plan services premiums	3,261,878	2,578,874	6,143,223	5,210,943
Net investment income	12,043	17,143	23,145	46,694
Administrative services fees and other income	(6,612)	2,472	(4,214)	3,377
Total revenues	3,267,309	2,598,489	6,162,154	5,261,014
Health plan services	2,763,179	2,191,918	5,165,521	4,460,654
Premium tax	31,930	51,167	74,388	59,360
Health insurer fee	37,844	—	74,137	—
Other ACA fees	22,546	569	45,073	1,142
Administrative expenses	249,665	232,377	506,259	468,846
Total general and administrative	341,985	284,113	699,857	529,348
Selling	64,002	57,769	128,154	116,330
Depreciation and amortization	9,641	9,514	19,304	18,953
Interest	7,826	8,365	15,647	16,653
Total expenses	3,186,633	2,551,679	6,028,483	5,141,938
Income from operations before income taxes	80,676	46,810	133,671	119,076
Income tax provision	42,874	16,023	72,245	43,652
Net income	$37,802	$30,787	$61,426	$75,424
Pretax margin	2.5%	1.8%	2.2%	2.3%
Commercial premium yield	(0.4)%	2.0%	1.6%	2.4%
Commercial premium PMPM (d)	$378.91	$380.30	$388.87	$382.81
Commercial health care cost trend	(3.4)%	(2.3)%	(2.9)%	(2.8)%
Commercial health care cost PMPM (d)	$311.85	$322.98	$317.46	$327.07
Commercial medical care ratio (MCR) (e)	82.3%	84.9%	81.6%	85.4%
Medicare Advantage MCR (e)	90.9%	89.9%	91.3%	90.9%
Medicaid MCR (e)	83.6%	79.5%	81.9%	79.8%
Dual Eligibles MCR (e)	60.0%	—	60.0%	—
Health plan services MCR (a)	84.7%	85.0%	84.1%	85.6%
Administrative expense ratio (b)	7.7%	9.0%	8.2%	9.0%
Total G&A expense ratio (b)	10.5%	11.0%	11.4%	10.2%
Selling costs ratio (c)	2.0%	2.2%	2.1%	2.2%

_________________

(a)	Health plan services medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

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

(e)
Commercial, Medicare Advantage, Medicaid and Dual Eligibles MCR is calculated as commercial, Medicare Advantage, Medicaid or Dual Eligibles health care cost divided by commercial, Medicare, Medicaid or Dual Eligibles premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 25.7 percent to approximately $3.3 billion for the three months ended June 30, 2014 and increased 17.1 percent to approximately $6.2 billion for the six months ended June 30, 2014, compared to the same periods in 2013. Health plan services premium revenues in our Western Region Operations segment increased 26.5 percent to approximately $3.3 billion for the three months ended June 30, 2014 and increased 17.9 percent to approximately $6.1 billion for the six months ended June 30, 2014 compared to the same periods in 2013.
Our commercial premium revenue increased by $78.9 million, or 6.1 percent, in the three months ended June 30, 2014 and increased by $17.7 million, or 0.7 percent, in the six months ended June 30, 2014, compared to the same periods in 2013, primarily due to a 10.4 percent increase in commercial enrollment.
Our Medicare premium revenue increased by $68.6 million, or 10.0 percent, in the three months ended June 30, 2014 compared to the same period in 2013, and increased by $117.4 million, or 8.4 percent, in the six months ended June 30, 2014 compared to the same period in 2013, primarily due to an 11.0 percent increase in Medicare Advantage enrollment since June 30, 2013.
Our Medicaid premium revenue increased by $530.2 million, or 89.6 percent, in the three months ended June 30, 2014 compared to the same period in 2013, and increased by $791.9 million, or 66.4 percent, in the six months ended June 30, 2014 compared to the same period in 2013, primarily due to significant membership growth related to Medicaid expansion under the ACA during the six months ended June 30, 2014.
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations began on April 1, 2014, and passive enrollment began on July 1, 2014 and May 1, 2014 for Los Angeles County and San Diego County, respectively. As of June 30, 2014, we had approximately 2,000 dual eligible members and for the three months ended June 30, 2014, our dual eligibles premium revenues were $5.3 million. See "—California Coordinated Care Initiative," above for more information on the CCI and the dual eligibles.
Investment income in our Western Region Operations segment decreased to $12.0 million for the three months ended June 30, 2014 from $17.1 million and decreased to $23.1 million for the six months ended June 30, 2014 from $46.7 million for the same periods in 2013 primarily due to lower investment gains realized during the three and six months ended June 30, 2014 as compared to the same periods in 2013.
Administrative services fees and other income in our Western Region Operations segment decreased to $(6.6) million and $(4.2) million for the three and six months ended June 30, 2014, respectively from $2.5 million and $3.4 million, respectively, for the same periods in 2013. The administrative services fees and other income for the three and six months ended June 30, 2014 were negative due to the reversal of certain ACA administrative fee income booked in the first quarter of 2014 and the fourth quarter of 2013 as discussed in Note 2 to the consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 26.1 percent to $2.8 billion for the three months ended June 30, 2014 and increased by 15.8 percent to $5.2 billion for the six months ended June 30, 2014 compared to $2.2 billion and $4.5 billion for the three and six months ended June 30, 2013, respectively, primarily due to increases in individual exchange members as well as the Medicaid expansion under ACA, partially offset by $77.5 million and $110.6 million of reinsurance recoverable included in commercial health plan services costs for the three and six months ended June 30, 2014, respectively, as discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM decreased by 0.4 percent to approximately $379 for the three months ended June 30, 2014 compared to an increase of 2.0 percent to approximately $380 for the same period in 2013. Commercial premium PMPM for the six months ended June 30, 2014 was approximately $389, a 1.6 percent increase over the commercial premium PMPM of approximately $383 for the same period in 2013.
Commercial health care costs PMPM in our Western Region Operations segment decreased by 3.4 percent to approximately $312 for the three months ended June 30, 2014 compared to a decrease of 2.3 percent to approximately $323 for the same period of 2013. Commercial health care costs PMPM in our Western Region Operations segment decreased by 2.9 percent to approximately $317 for the six months ended June 30, 2014 compared to a decrease of 2.8 percent to approximately $327 for the same period of 2013.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 84.7 percent and 84.1 percent for the three and six months ended June 30, 2014, respectively, compared with 85.0 percent and 85.6 percent for the three and six months ended June 30, 2013, respectively.
Commercial MCR in our Western Region Operations segment was 82.3 percent and 81.6 percent for the three and six months ended June 30, 2014, respectively, compared with 84.9 percent and 85.4 percent for the three and six months ended June 30, 2013, respectively. The improvement of approximately 260 basis points and approximately 380 basis points in our commercial MCR for the three and six months ended June 30, 2014, respectively, was primarily due to rapid expansion of our individual enrollment and changes in our mix of business, as well as the impact from the pricing for the ACA-related fees in our health plan services premium revenues, and moderate health care cost trends.
The Medicare Advantage MCR in our Western Region Operations segment was 90.9 percent and 91.3 percent for the three and six months ended June 30, 2014, respectively, compared with 89.9 percent and 90.9 percent for the three and six months ended June 30, 2013, respectively.
The Medicaid MCR in our Western Region Operations segment was 83.6 percent and 81.9 percent for the three and six months ended June 30, 2014, respectively, compared with 79.5 percent and 79.8 percent for the three and six months ended June 30, 2013, respectively. The Medicaid MCR deteriorated by approximately 410 basis points for the three months ended June 30, 2014 compared to the same period in 2013. The Medicaid MCR deteriorated by approximately 210 basis points for the six months ended June 30, 2014 compared to the same period in 2013. The deterioration in the Medicaid MCR was primarily due to the favorable impact from retroactive reinstatement of premium taxes for the second quarter of 2013, which benefited the Medicaid MCR in the second quarter of 2013 by 400 basis points.
The Dual Eligibles MCR in our Western Region Operations segment was 60.0 percent for each of the three and six months ended June 30, 2014 due to the implementation phase of the product in that the Dual Eligibles program became effective for the first time in the second quarter of 2014.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $342.0 million and $699.9 million for the three and six months ended June 30, 2014, respectively, compared with $284.1 million and $529.3 million for the three and six months ended June 30, 2013, respectively. The total G&A expense ratio was 10.5 percent and 11.4 percent for the three and six months ended June 30, 2014, respectively, compared to 11.0 percent and 10.2 percent for the three and six months ended June 30, 2013, respectively. The increases in our total general and administrative expense for the three and six months ended June 30, 2014 were primarily due to increases in ACA-related fees, including the health insurer fee and other ACA fees. Such increases in ACA-related fees impacted the total G&A expense ratio by approximately 180 basis points and approximately 190 basis points for the three and six months ended June 30, 2014, respectively. In addition, increases in our total general and administrative expense for the three and six months ended June 30, 2014 were impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur additional expenses for the remainder of 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration and the ACA, as well as new business initiatives among other things. See Note 2, under the heading "Accounting for Certain Provisions of the ACA" for more information regarding ACA-related fees.
Selling expense in our Western Region Operations segment was $64.0 million and $128.2 million for the three and six months ended June 30, 2014, respectively, compared with $57.8 million and $116.3 million for the three and six months ended June 30, 2013, respectively. The selling costs ratio was 2.0 percent and 2.1 percent for the three and six months ended June 30, 2014, respectively, compared with 2.2 percent for each of the three and six months ended June 30, 2013, respectively.
Interest expense in our Western Region Operations segment was $7.8 million and $15.6 million for the three and six months ended June 30, 2014, respectively, compared with $8.4 million and $16.7 million for the three and six months ended June 30, 2013, respectively. The decreases in interest expense for the three and six months ended June 30, 2014 compared to the same periods in 2013 are primarily due to lower letter of credit balances resulting in lower fees and lower interest rates on borrowings.

Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the Department of Defense's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. If this proposal is accepted as submitted, the modified T-3 contract would conclude on March 31, 2018. Under the T-3 contract, we provide administrative services to approximately 2.8 million MHS eligible beneficiaries as of June 30, 2014. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contracts were $31.9 million and $61.4 million for the three and six months ended June 30, 2014, respectively, compared to $24.2 million and $50.1 million for the three and six months ended June 30, 2013, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Government contracts revenues	$154,083	$139,942	$298,173	$274,454
Government contracts costs	132,634	121,826	263,704	247,301
Income from operations before income taxes	21,449	18,116	34,469	27,153
Income tax provision	8,942	7,537	14,328	11,161
Net income	$12,507	$10,579	$20,141	$15,992
Government contracts revenues increased by $14.1 million, or 10.1 percent, for the three months ended June 30, 2014 and increased by $23.7 million, or 8.6 percent, for the six months ended June 30, 2014 as compared to the same periods in 2013. Government contracts costs increased by $10.8 million, or 8.9 percent, for the three months ended June 30, 2014 and increased by $16.4 million, or 6.6 percent, for the six months ended June 30, 2014 as compared to the same periods in 2013. Increases in government contracts revenues and costs were primarily due to growth in the family counseling business with the DoD.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Costs included in government contract costs	$574	$5,574	$1,478	$5,574
Costs included in G&A	2,749	7,324	5,900	7,324
Loss from operations before income taxes	(3,323)	(12,898)	(7,378)	(12,898)
Income tax benefit	(73,881)	(5,015)	(75,465)	(5,015)
Net income (loss)	$70,558	$(7,883)	$68,087	$(7,883)

Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our operating results in our Corporate/Other segment for the three months ended June 30, 2014 were impacted by $3.3 million in pretax costs, primarily severance expenses related to our continuing efforts to address scale issues. Our operating results in our Corporate/Other segment for the six months ended June 30, 2014 were impacted primarily by $4.9 million in severance expenses related to our continuing efforts to address scale issues and $2.7 million in pretax litigation-related expenses. The results in our Corporate/Other segment for the three and six months ended June 30, 2013 were impacted by $12.9 million in pretax costs, primarily severance expenses.
In addition, our operating results in our Corporate/Other segment for the three and six months ended June 30, 2014 were impacted by a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. See Note 9 to our consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Market and Economic Conditions
Global economic conditions were sluggish in the quarter with economic indicators being mixed, and volatility remaining present in both U.S. and international capital and credit markets. Market conditions could limit our ability to timely replace maturing liabilities, or otherwise access capital markets for liquidity needs, which could adversely affect our business, financial condition and results of operations. Furthermore, if our customer base experiences cash flow problems and other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers may modify, delay or cancel plans to purchase our products, may reduce the number of individuals to whom they provide coverage, or may make changes in the mix of products purchased from us. In addition, if our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable conditions may adversely affect our business, including our revenues, profitability and cash flow.
Cash and Investments
As of June 30, 2014, the fair value of our investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $0.7 million as of June 30, 2014. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of June 30, 2014, our investment portfolio includes $422.8 million, or 25.3% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of June 30, 2014, our investment portfolio also included $731.1 million, or 43.8% of our portfolio holdings, of obligations of states and other political subdivisions and $492.0 million, or 29.5% of our portfolio holdings, of corporate debt securities.

We had gross unrealized losses of $12.8 million as of June 30, 2014, and $56.6 million as of December 31, 2013. Included in the gross unrealized losses as of June 30, 2014 and December 31, 2013 were $0.1 million and $8.1 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and six months ended June 30, 2014 or 2013.
Liquidity
We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with the implementation of health care reform legislation, our participation in the CCI, Medicaid expansion under the ACA and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. Our receivable from CMS related to our Medicare business was $233.9 million as of June 30, 2014 and $105.2 million as of December 31, 2013. The receivable from DHCS related to our California Medicaid business was $514.1 million as of June 30, 2014 and $270.8 million as of December 31, 2013. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $193.0 million and $194.0 million as of June 30, 2014 and December 31, 2013, respectively. The timing of collection of such receivables is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2014 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurance industry fee. We estimated that our allocable share of the health insurance industry fee payable in 2014, based upon 2013 premiums, is approximately $148 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not yet been announced. We expect to pay our allocable portion of the health insurance industry fee in a single lump sum payment in September 2014, and therefore expect to experience significant volatility in our cash flow from operations relative to our results of operations in that period. Due in large part to the impact of the health insurer fee, which is non-deductible for federal income tax purposes and in many state jurisdictions, we expect that our full-year effective income tax rate for 2014 will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. Our cash flow also will be impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA, including reinsurance recoverable, risk corridor receivable and a payable for the risk adjustment, for which we recorded $110.6 million, $27.3 million and $30.1 million, respectively, as of June 30, 2014. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers. The final determination and settlement of amounts due or payable from these premium stabilization provisions is not expected to occur until June 2015. See Note 2, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.

Operating Activities
Our net cash flow provided by (used in) operating activities for the six months ended June 30, 2014 compared to the same period in 2013 is as follows:

	June 30,	June 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash provided by (used in) operating activities	$297.7	$(134.5)	$432.2
Net cash provided by operating activities increased by $432.2 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to the timing of claims and capitation payments.
Investing Activities
Our net cash flow (used in) provided by investing activities for the six months ended June 30, 2014 compared to the same period in 2013 is as follows:

	June 30,	June 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(21.7)	$36.0	$(57.7)
Net cash used in investing activities increased by $57.7 million during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to a $57.9 million decrease in sales and maturities of available-for-sale investments, net of purchases.
Financing Activities
Our net cash flow (used in) provided by financing activities for the six months ended June 30, 2014 compared to the same period in 2013 is as follows:

	June 30,	June 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(106.1)	$38.0	$(144.1)
Net cash used in financing activities increased by $144.1 million during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to a $107.6 million decrease in cash from customer funds administered, a $75.6 million decrease in checks outstanding, and a $25.0 million decrease in net borrowings on our revolving credit facility, partially offset by a $64.9 million decrease in share repurchases.
Capital Structure
Our debt-to-total capital ratio was 21.5 percent as of June 30, 2014 compared with 23.5 percent as of December 31, 2013. This decrease is due to an increase in stockholders' equity primarily resulting from net income, a decrease in accumulated other comprehensive loss, and an increase in additional paid-in capital due to the vesting of certain equity awards and stock option exercises, partially offset by an increase in treasury stock due to shares withheld in connection with the exercise and vesting of equity awards.
Stock Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the three and six months ended June 30, 2014, we made no repurchases under our stock repurchase program. We expect to resume repurchases in the second half of 2014. The remaining authorization under our stock repurchase program as of June 30, 2014 was $280.0 million. For additional information on our stock repurchase program, see Note 5 to our consolidated financial statements.

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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of June 30, 2014:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	7,545	(c)	$33.25	$250,843	—	$280,000,018
February 1—February 28	268,851	(c)	32.05	8,617,165	—	$280,000,018
March 1—March 31	261,001	(c)	34.17	8,917,445	—	$280,000,018
April 1—April 30	2,645	(c)	33.49	88,589	—	$280,000,018
May 1—May 31	5,975	(c)	39.22	242,204	—	$280,000,018
June 1—June 30	748	(c)	39.82	29,785	—	$280,000,018
	546,765		$33.19	$18,146,031	—
 ________

(a)
During the six months ended June 30, 2014, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized and on May 4, 2011 we announced our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved and on March 13, 2012 we announced a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the six months ended June 30, 2014, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.0 million (see "—Letters of Credit" below). As of August 1, 2014, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of June 30, 2014, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2014 and August 1, 2014, we had outstanding letters of credit of $9.0 million and $9.0 million, respectively, resulting in a maximum amount available for borrowing of $491.0 million as of June 30, 2014 and $491.0 million as of August 1, 2014. As of June 30, 2014 and August 1, 2014, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2014, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. We believe that as of August 4, 2014, all of our active health plans and insurance subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
By law, regulation and governmental policy, our health plan and insurance subsidiaries, which we refer to as our regulated subsidiaries, are required to maintain minimum levels of statutory capital and surplus. The minimum statutory capital and surplus requirements differ by state and are generally based on balances established by statute, a percentage of annualized premium revenue, a percentage of annualized health care costs, or RBC or tangible net equity (“TNE”) requirements. The RBC requirements are based on guidelines established by the National Association of Insurance Commissioners. The RBC formula, which calculates asset risk, underwriting risk, credit risk, business risk and other factors, generates the authorized control level (“ACL”), which represents the minimum amount of capital and surplus believed to be required to support the regulated entity’s business. For states in which the RBC requirements have been adopted, the regulated entity typically must maintain the greater of the Company Action Level RBC, calculated as 200% of the ACL, or the minimum statutory capital and surplus requirement calculated pursuant to pre-RBC guidelines. Because our regulated subsidiaries also are subject to their state regulators’ overall oversight authority, some of our subsidiaries are required to maintain minimum capital and surplus in excess of the RBC requirement, even though RBC has been adopted in their states of domicile.
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement, or reduce the cash-to-claims ratio below 1:1. At June 30, 2014, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2013 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarter ended March 31, 2014.
During the six months ended June 30, 2014, we extended our agreement with Cognizant Technology Solutions, which provides software applications development and management activities through December 2018. The estimated total future commitments under the agreement are approximately $155 million beginning in 2014.
During the three months ended June 30, 2014, we extended our agreement with IBM which provides IT infrastructure management services, including data center services, IT security management and help desk support though February 2016. The estimated total future commitments under the agreement are approximately $141 million beginning in 2014.

During the three months ended June 30, 2014, we entered into an agreement for print and fulfillment services through December 2017. The estimated total future commitments under the agreement are approximately $43 million beginning in 2014. We also entered into a three-year agreement for risk scoring analytic services and health risk assessments. The estimated total future commitments under the agreement are approximately $34 million beginning in 2014.
During the three months ended June 30, 2014, except for the aforementioned long term purchase obligations, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Q for the quarter ended March 31, 2014.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2014, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies that affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K; however, we implemented the accounting for certain provisions of the ACA beginning in 2014, as described below. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2014 is discussed below. Our critical accounting policy on income taxes also is discussed below. There were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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
We calculate our best estimate of the amount of our IBNR reserves in accordance with GAAP and using standard actuarial developmental methodologies. This method also is known as the chain-ladder or completion factor method. The developmental method estimates reserves for claims based upon the historical lag between the month when services are rendered and the month claims are paid while taking into consideration, among other things, expected medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership. A key component of the developmental method is the completion factor, which is a measure of how complete the claims paid to date are relative to the estimate of the claims for services rendered for a given period. While the completion factors are reliable and robust for older service periods, they are more volatile and less reliable for more recent periods since a large portion of health care claims are not submitted to us until several months after services have been rendered. Accordingly, for the most recent months, the incurred claims are estimated from a trend analysis based on per member per month claims trends developed from the experience in preceding months. This method is applied consistently year-over-year while assumptions may be adjusted to reflect changes in medical cost inflation, seasonal patterns, product mix, benefit plan changes and changes in membership, among other things.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (68.9) million
1%	$ (35.3) million
(1)%	$ 37.1 million
(2)%	$ 76.0 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 26.8 million
1%	$ 13.4 million
(1)%	$ (13.4) million
(2)%	$ (26.8) million

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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and six months ended June 30, 2014, respectively, we had $3.7 million and $26.6 million in net favorable reserve developments related to prior years. The amount for the three months ended June 30, 2014 consisted of $1.1 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $4.8 million of the provision for adverse deviation held at December 31, 2013. The amount for the six months ended June 30, 2014 consisted of $24.2 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $50.8 million of the provision for adverse deviation held at December 31, 2013. We believe that the $1.1 million and $24.2 million unfavorable developments for the three and six months ended June 30, 2014, respectively, were due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of June 30, 2014 and December 31, 2013 were $67.1 million and $53.4 million, respectively. For the three and six months ended June 30, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of June 30, 2013, did not have a material impact on our operating results or financial condition.
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
In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, we expect our full-year effective income tax rate will be adversely affected by approximately 14 percentage points. However, we have also incurred a $72.6 million tax benefit from a loss on the stock of one of our subsidiaries in the three months ended June 30, 2014, resulting in a decrease to our estimated annual effective tax rate of 20.5 percentage points. See "—Overview—Health Care Reform Legislation and Implementation" and "—Results of Operations—Income Tax Provision" above.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 8 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. During the quarter ended June 30, 2014, there were no material changes to the risk factors disclosed in our Form 10-K. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of June 30, 2014 was $280.0 million.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†	Certain Compensation and Benefit Arrangements with Respect to Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 18, 2014, a copy of which is filed herewith.
10.2†*	Amendment No. 4 to Master Agreement, effective as of March 1, 2014, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (3) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

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

HEALTH NET, INC. (REGISTRANT)
Date:	August 6, 2014	By:	/s/ JOSEPH C. CAPEZZA
Joseph C. Capezza
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 6, 2014	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Certain Compensation and Benefit Arrangements with Respect to Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 18, 2014, a copy of which is filed herewith.
10.2†*	Amendment No. 4 to Master Agreement, effective as of March 1, 2014, between Health Net, Inc. and International Business Machines Corporation, a copy of which is filed herewith.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (3) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

*	This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.