Form 10-Q
period 2014-09-30
HEALTH NET INC
filed 2014-11-03
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares outstanding of the registrant’s Common Stock as of October 29, 2014 was 77,919,424 (excluding 74,368,703 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Health plan services premiums	$3,631,617	$2,606,754	$9,774,840	$7,817,697
Government contracts	146,183	149,342	444,356	423,796
Net investment income	10,964	11,276	34,109	57,970
Administrative services fees and other income	1,106	7,659	(3,108)	11,036
Total revenues	3,789,870	2,775,031	10,250,197	8,310,499
Expenses
Health plan services (excluding depreciation and amortization)	3,104,010	2,196,561	8,269,531	6,657,215
Government contracts	124,403	125,334	389,585	378,209
General and administrative	373,623	267,683	1,079,380	804,355
Selling	66,111	59,498	194,265	175,828
Depreciation and amortization	6,500	9,402	25,804	28,355
Interest	7,810	7,973	23,457	24,626
Asset impairment	84,690	—	84,690	—
Total expenses	3,767,147	2,666,451	10,066,712	8,068,588
Income from operations before income taxes	22,723	108,580	183,485	241,911
Income tax provision	31,662	41,740	42,770	91,538
Net (loss) income	$(8,939)	$66,840	$140,715	$150,373
Net (loss) income per share:
Basic	$(0.11)	$0.84	$1.76	$1.89
Diluted	$(0.11)	$0.83	$1.73	$1.87
Weighted average shares outstanding:
Basic	80,235	79,432	80,096	79,436
Diluted	80,235	80,441	81,218	80,339
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(8,939)	$66,840	$140,715	$150,373
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	2,103	1,074	54,011	(73,779)
Less: Reclassification adjustments for gains included in earnings	(346)	(370)	(2,582)	(23,306)
Unrealized gains (losses) on investments available-for-sale, net	1,757	704	51,429	(97,085)
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	150	643	450	1,929
Defined benefit pension plans, net	150	643	450	1,929
Other comprehensive income (loss) before tax	1,907	1,347	51,879	(95,156)
Income tax expense (benefit) related to components of other comprehensive income	680	433	18,236	(33,477)
Other comprehensive income (loss), net of tax	1,227	914	33,643	(61,679)
Comprehensive (loss) income	$(7,712)	$67,754	$174,358	$88,694

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,114,558	$433,155
Investments-available-for-sale (amortized cost: 2014-$1,656,529, 2013-$1,602,456)	1,664,830	1,567,020
Premiums receivable, net of allowance for doubtful accounts (2014-$1,279, 2013-$643)	579,515	430,012
Amounts receivable under government contracts	143,662	194,041
Other receivables	307,369	68,919
Deferred taxes	71,434	94,060
Assets held for sale	50,000	—
Other assets	157,066	132,683
Total current assets	4,088,434	2,919,890
Property and equipment, net	92,193	201,395
Goodwill	558,886	565,886
Other intangible assets, net	12,526	13,842
Deferred taxes	34,580	5,793
Investments-available-for-sale-noncurrent (amortized cost: 2014-$3,538, 2013-$67,943)	3,055	59,768
Other noncurrent assets	173,230	162,551
Total Assets	$4,962,904	$3,929,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,733,307	$984,075
Health care and other costs payable under government contracts	62,796	72,098
Unearned premiums	125,363	123,969
Accounts payable and other liabilities	540,968	397,036
Total current liabilities	2,462,434	1,577,178
Senior notes payable	399,453	399,300
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	—	10,409
Other noncurrent liabilities	235,393	213,427
Total Liabilities	3,197,280	2,300,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2014-152,276 shares; 2013-150,224 shares)	152	150
Additional paid-in capital	1,432,513	1,377,624
Treasury common stock, at cost (2014-72,847 shares of common stock; 2013-70,704 shares of common stock)	(2,272,180)	(2,179,744)
Retained earnings	2,604,363	2,463,648
Accumulated other comprehensive loss	776	(32,867)
Total Stockholders’ Equity	1,765,624	1,628,811
Total Liabilities and Stockholders’ Equity	$4,962,904	$3,929,125
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						150,373		150,373
Other comprehensive loss							(61,679)	(61,679)
Exercise of stock options and vesting of restricted stock units	1,466	1	19,950					19,951
Share-based compensation expense			23,388					23,388
Tax detriment related to equity compensation plans			(1,594)					(1,594)
Repurchases of common stock				(3,270)	(86,878)			(86,878)
Balance as of September 30, 2013	150,193	$150	$1,370,744	(70,696)	$(2,179,503)	$2,443,895	$(34,695)	$1,600,591
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						140,715		140,715
Other comprehensive income							33,643	33,643
Exercise of stock options and vesting of restricted stock units	2,052	2	31,497					31,499
Share-based compensation expense			21,809					21,809
Tax benefit related to equity compensation plans			1,583					1,583
Repurchases of common stock				(2,143)	(92,436)			(92,436)
Balance as of September 30, 2014	152,276	$152	$1,432,513	(72,847)	$(2,272,180)	$2,604,363	$776	$1,765,624
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,715	$150,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	25,804	28,355
Asset impairment charges	84,690	—
Share-based compensation expense	21,809	23,388
Deferred income taxes	(34,755)	18,321
Excess tax benefit on share-based compensation	(1,595)	(451)
Net realized (gain) loss on investments	(2,582)	(23,306)
Other changes	23,190	23,564
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(148,109)	7,800
Other current assets, receivables and noncurrent assets	(251,479)	25,953
Amounts receivable/payable under government contracts	45,966	31,064
Reserves for claims and other settlements	749,232	(47,778)
Accounts payable and other liabilities	232,777	(69,558)
Net cash provided by (used in) operating activities	885,663	167,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	296,878	653,786
Maturities of investments	64,743	72,810
Purchases of investments	(361,451)	(652,044)
Purchases of property and equipment	(48,395)	(42,596)
Sales (purchases) of restricted investments and other	2,762	(4,697)
Net cash (used in) provided by investing activities	(45,463)	27,259
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	21,417	10,642
Excess tax benefit on share-based compensation	1,595	451
Repurchases of common stock	(69,686)	(77,569)
Borrowings under financing arrangements	—	323,000
Repayment of borrowings under financing arrangements	—	(323,000)
Net increase (decrease) in checks outstanding, net of deposits	—	(23,842)
Customer funds administered	(112,123)	241,363
Net cash (used in) provided by financing activities	(158,797)	151,045
Net increase (decrease) in cash and cash equivalents	681,403	346,029
Cash and cash equivalents, beginning of period	433,155	340,110
Cash and cash equivalents, end of period	$1,114,558	$686,139
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,948	$16,741
Income taxes paid	63,635	46,031
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The transaction, including the related asset sale, is subject to receipt of required regulatory approvals. As of September 30, 2014, we have classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale. See Note 3 for additional information about our agreement with Cognizant and the assets held for sale.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of September 30, 2014 and December 31, 2013. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three and nine months ended September 30, 2014 and 2013, respectively, no losses were recognized from other-than-temporary impairments.

Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $436.0 million and $434.5 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, and revenue underd Medicare risk contracts to provide care to enrolled Medicare recipients. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to Health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0 for the three and nine months ended September 30, 2014. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the state Medicaid program in California ("Medi-Cal"). If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. As of September 30, 2014, we have accrued $45.3 million for a MLR rebate with respect to this population payable to DHCS. Accordingly, for the three months ended September 30, 2014, we reduced Medicaid premium revenue by $45.3 million, though no amounts will be paid prior to issuance of final regulations on this program. Our Medicaid contract with the state of Arizona contains profit-sharing or profit ceiling provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced Medicaid premium revenue by $11.9 million. In addition, certain provisions of the ACA became effective January 1, 2014, including an annual insurance industry premium-based assessment and the establishment of federally facilitated, state and federal partnership or state-based health insurance exchanges coupled with premium stabilization programs. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
Our Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services ("CMS"). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the three and nine months ended September 30, 2014 decreased health plan services premium revenues by $5.5 million and increased health plan services premium revenues by $14.5 million, respectively. The change in our estimate for the risk adjustment revenue related to prior years in the three and nine months ended September 30, 2013 increased health plan services premium revenues by $1.0 million and decreased health plan services revenues by $8.5 million, respectively.
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care costs. For the three and nine months ended September 30, 2014, retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2014 were not significant. For the three and nine months ended September 30, 2013, we recognized $32.1 million and $74.3 million, respectively, of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013.
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
On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with the DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, SPDs, our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medi-Cal expansion populations (our “state-sponsored health care programs”), which are tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of September 30, 2014, we had calculated a surplus of $7.5 million and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on September 30, 2014. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of September 30, 2014 in connection with the Agreement. As of December 31, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. As a result of the change in the Account balance calculated during the three and nine months ended September 30, 2014, our health plan services premium revenue was reduced by $9.6 million and $62.9 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, we had recorded increases in our health plan services premium revenue of $16.3 million and $51.7 million, respectively, as a result of the deficit calculated under the state settlement agreement as of September 30, 2013.
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended September 30, 2014, we had $9.7 million in net unfavorable reserve developments related to prior years. For the nine months ended September 30, 2014, we had $16.9 million in net favorable reserve developments related to prior years. The amount for the three months ended September 30, 2014 consisted of $10.4 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $0.7 million of the provision for adverse deviation held at December 31, 2013. The amount for the nine months ended September 30, 2014 consisted of $34.5 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.4 million of the provision for adverse deviation held at December 31, 2013. We believe that the $10.4 million and $34.5 million unfavorable developments for the three and nine months ended September 30, 2014, respectively, were primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2014 and December 31, 2013 were $77.0 million and $53.4 million, respectively. For the three and nine months ended September 30, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of September 30, 2013, did not have a material impact on our operating results or financial condition.
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
Government Contracts
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the Department of Defense's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. The government is reviewing the proposal and if accepted as submitted, the modified T-3 contract would conclude on March 31, 2018.

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
Our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
Three Months Ended September 30:		(Dollars in millions)
Balance as of July 1, 2013	$(25.4)	$(10.2)	$(35.6)
Other comprehensive loss before reclassifications	0.7	—	0.7
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.4	0.2
Other comprehensive (loss) income for the three months ended September 30, 2013	0.5	0.4	0.9
Balance as of September 30, 2013	$(24.9)	$(9.8)	$(34.7)

Balance as of July 1, 2014	$3.9	$(4.4)	$(0.5)
Other comprehensive income (loss) before reclassifications	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.1	(0.1)
Other comprehensive income for the three months ended September 30, 2014	1.1	0.1	1.2
Balance as of September 30, 2014	$5.0	$(4.3)	$0.7
Nine Months Ended September 30:
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive (loss) income before reclassifications	(47.8)	—	(47.8)
Amounts reclassified from accumulated other comprehensive income	(15.1)	1.2	(13.9)
Other comprehensive (loss) income for the nine months ended September 30, 2013	(62.9)	1.2	(61.7)
Balance as of September 30, 2013	$(24.9)	$(9.8)	$(34.7)

Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income (loss) before reclassifications	35.0	—	35.0
Amounts reclassified from accumulated other comprehensive income	(1.7)	0.3	(1.4)
Other comprehensive income for the nine months ended September 30, 2014	33.3	0.3	33.6
Balance as of September 30, 2014	$5.0	$(4.3)	$0.7

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the Consolidated Statements of Operations
	2014	2013	2014	2013
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$0.3	$0.3	$2.6	$23.3	Net investment income
	0.3	0.3	2.6	23.3	Total before tax
	0.1	0.1	0.9	8.2	Tax expense
	0.2	0.2	1.7	15.1	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	(0.1)	(0.3)	(0.1)	(a)
Actuarial gains (losses)	(0.1)	(0.6)	(0.2)	(1.9)	(a)
	(0.2)	(0.7)	(0.5)	(2.0)	Total before tax
	(0.1)	(0.3)	(0.2)	(0.8)	Tax benefit
	(0.1)	(0.4)	(0.3)	(1.2)	Net of tax

Total reclassifications for the period	$0.1	$(0.2)	$1.4	$13.9	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three months ended September 30, 2014, 1,278,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2014, 1,122,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2013, respectively, 1,009,000 shares and 903,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the nine months ended September 30, 2014, an aggregate of 779,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2013, respectively, an aggregate of 812,000 shares and 1,019,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through August 2018.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. As of December 31, 2013 and September 30,

2014, the remaining authorization under our stock repurchase program was $280.0 million and $211.0 million respectively. See Note 6 for more information regarding our stock repurchase program.
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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2013	$565.9	$565.9
Goodwill allocated to sale of business (see Note 3)	(7.0)	(7.0)
Balance as of September 30, 2014	$558.9	$558.9
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we have agreed to sell certain software assets and related intellectual property ("software system assets") we own to Cognizant. The transaction, including the related asset sale, is subject to the receipt of required regulatory approvals. See Note 3 for additional information regarding our agreements with Cognizant. Because the sale of these software system assets meets the definition of a sale of a business, as of September 30, 2014, we re-allocated $7 million of goodwill based on fair values of the Western Region Operations reporting unit with and without the impact of the business to be sold. Our measurement of fair values is based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying value and concluded that the carrying value of the business to be sold was impaired; however, we determined that the carrying value of the Western Region Operations reporting unit was not impaired. In the second step, we measured the impairment amount by comparing the implied value of the allocated goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the business to be sold was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $7 million. See Note 8 for goodwill fair value measurement information.
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions, our ability to adequately incorporate into our premium rates the future costs of premium-based assessments imposed by the ACA, and assumptions related to the achievement of certain administrative cost reductions and the profitable implementation of California's Coordinated Care Initiative, which includes the dual eligibles demonstration. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. As of September 30, 2014 and June 30, 2013, the ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 224% and 149%, respectively.

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2014:
Provider networks	$41.5	$(36.6)	$4.9	18.9
Customer relationships and other	29.5	(21.9)	7.6	11.1
	$71.0	$(58.5)	$12.5

As of December 31, 2013:
Provider networks	$40.5	$(35.7)	$4.8	19.4
Customer relationships and other	29.5	(20.5)	9.0	11.1
	$70.0	$(56.2)	$13.8

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2014	$3.0
2015	2.8
2016	2.2
2017	2.2
2018	2.1
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2014 and December 31, 2013, the restricted cash and cash equivalents balances totaled $0.3 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $23.7 million and $23.8 million as of September 30, 2014 and December 31, 2013, respectively, and are included in investments available-for-sale.
Accounting for Certain Provisions of the ACA
Premium-based Fee on Health Insurers
The ACA mandated significant reforms to various aspects of the U.S. health insurance industry. Among other things, the ACA imposes an annual premium-based fee on health insurers (the "health insurance industry fee") for each calendar year beginning on or after January 1, 2014 which is not deductible for federal income tax purposes and in many state jurisdictions. The healthy insurance industry fee is levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We are required to estimate a liability for our portion of the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the calendar year that it is payable.
In September 2014, we paid the federal government $141.4 million for our portion of the health insurance industry fee in accordance with the ACA. We had recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. Our general and administrative expense for the three and nine months ended September 30, 2014 includes amortization of the deferred cost of $31.9 million and $106.1 million, respectively. The balance of the remaining deferred cost asset was approximately $35.3 million as of September 30, 2014.

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
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue, and we account for any recoveries as contra-health plan services expense in our consolidated statements of income with a corresponding current or long-term receivable or payable. We recorded $32.0 million and $142.6 million of reinsurance recovery as contra-health plan services expense for the three and nine months ended September 30, 2014, respectively, and the balance included in other receivables as of September 30, 2014 was $142.6 million.
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

We estimate and recognize adjustments to our health plan services premium revenue for the risk adjustment provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience. We record receivables and/or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. Our risk adjustment estimate was $17.6 million and $47.7 million for the three and nine months ended September 30, 2014, respectively, and was recorded as a reduction to health plan services premiums. The risk adjustment receivable balance included in other receivables as of September 30, 2014 was $69.9 million and the risk adjustment payable balance included in accounts payable and other liabilities as of September 30, 2014 was $117.6 million.
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
We estimate and recognize adjustments to our health plan services premium revenue for the risk corridor provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk adjustment and reinsurance recoverables. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. For the three and nine months ended September 30, 2014,we recorded $44.7 million and $72.0 million, respectively, of increases to risk corridor receivable as health plan services premium revenue, and the balance in other noncurrent assets as of September 30, 2014 was $72.0 million.
The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year will be completed in the following year with HHS.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule has been in effect since January 1, 2013. The provisions of section 1202 impact our 1.5 million Medi-Cal members in California and 80,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
For the periods prior to this reimbursement methodology change, i.e., the year ended December 31, 2013 and the three months ended March 31, 2014, we accounted for the provisions of section 1202 on an administrative services only basis since it transferred no underwriting risk to the MCPs, and recorded the receipts and payments on a net basis.
Following the change in reimbursement methodology, we have full underwriting risk for 2013, including both utilization and unit cost risk. Accordingly, for the second quarter of 2014, with respect to our Medi-Cal business, we had:

•	Reversed $7.9 million previously recorded as administrative services fees and other income in 2013 and for the three months ended March 31, 2014.

•
Recorded payments on a grossed-up basis by recording Medi-Cal payments received as premium revenue and estimated Medi-Cal claim payments as health care costs (incurred claims), each via retroactive adjustments to premium revenues and health care costs. See the "Three Months Ended June 30, 2014 - Full Risk" column in the table below.

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
3. ASSETS HELD FOR SALE
On November 2, 2014, we signed a definitive seven-year master services agreement with Cognizant to provide consulting, technology and administrative services to us in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services and non-clinical medical management support. In addition, we have entered into an asset purchase agreement with Cognizant for the sale of certain of our software system assets to Cognizant for $50 million. The transaction, including the related asset purchase (the "Cognizant Transaction"), is expected to close in the first half of 2015, subject to the receipt of required regulatory approvals.
We have determined that the sale of these software system assets constitutes a sale of a business, and the requirements to classify these software system assets as held-for-sale have been met as of September 30, 2014. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Accordingly, we have classified $50.0 million in assets as assets held for sale. The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale	Impairment Loss	Assets Held for Sale as of September 30, 2014
Property and equipment, net	$127.7	$(77.7)	$50.0
Goodwill allocated to sale of business	7.0	(7.0)	—
Assets held for sale	$134.7	$ (84.7)	$50.0
In connection with the pending sale, we have assessed the recoverability of goodwill and our long-lived assets, including property and equipment. As a result, in the three months ended September 30, 2014, we recorded $84.7 million in total asset impairments, including goodwill impairment of $7.0 million (see Note 2) and impairment of property and equipment of $77.7 million (see Note 8).
4. SEGMENT INFORMATION
In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that there are no changes to our reportable segments. See Note 3 for additional information regarding the Cognizant Transaction.
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
Our segment information for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended September 30, 2014
Revenues from external sources	$3,643.7	$146.2	$—	$3,789.9
Intersegment revenues	3.1	—	(3.1)	—
Segment pretax income (loss)	105.9	22.6	(105.8)	22.7
Three months ended September 30, 2013
Revenues from external sources	$2,625.7	$149.3	$—	$2,775.0
Intersegment revenues	2.7	—	(2.7)	—
Segment pretax income (loss)	85.2	23.5	(0.1)	108.6
Nine months ended September 30, 2014
Revenues from external sources	$9,805.8	$444.4	$—	$10,250.2
Intersegment revenues	9.2	—	(9.2)	—
Segment pretax income (loss)	239.6	57.1	(113.2)	183.5
Nine months ended September 30, 2013
Revenues from external sources	$7,886.7	$423.8	$—	$8,310.5
Intersegment revenues	8.4	—	(8.4)	—
Segment pretax income (loss)	204.3	50.6	(13.0)	241.9

Our health plan services premium revenue by line of business is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Commercial premium revenue	$1,430.8	$1,279.8	$4,072.4	$3,903.8
Medicare premium revenue	763.3	685.4	2,275.7	2,080.3
Medicaid premium revenue	1,397.7	641.6	3,381.6	1,833.6
Dual Eligibles premium revenue	39.8	—	45.1	—
Total health plan services premiums	$3,631.6	$2,606.8	$9,774.8	$7,817.7
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
During the three and nine months ended September 30, 2014 and 2013, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $3.1 million and $59.8 million as investments available-for-sale-noncurrent as of September 30, 2014 and December 31, 2013, respectively, because we did not intend to sell and we believed it may take longer than one year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$400.3	$2.8	$(4.2)	$398.9
U.S. government and agencies	23.6	—	—	23.6
Obligations of states and other political subdivisions	698.3	13.9	(3.1)	709.1
Corporate debt securities	534.3	2.7	(3.8)	533.2
	$1,656.5	$19.4	$(11.1)	$1,664.8
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	2.8	—	(0.3)	2.5
	$3.6	$—	$(0.5)	$3.1

	December 31, 2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$394.7	$3.4	$(8.7)	$389.4
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	734.3	5.9	(30.3)	709.9
Corporate debt securities	449.8	3.6	(9.4)	444.0
	$1,602.5	$12.9	$(48.4)	$1,567.0
Noncurrent:
Asset-backed securities	$1.3	$—	$(0.2)	$1.1
Obligations of states and other political subdivisions	53.4	—	(6.3)	47.1
Corporate debt securities	13.2	—	(1.6)	11.6
	$67.9	$—	$(8.1)	$59.8

As of September 30, 2014, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$49.1	$49.2
Due after one year through five years	347.8	349.6
Due after five years through ten years	435.3	438.8
Due after ten years	424.0	428.3
Asset-backed securities	400.3	398.9
Total current investments available-for-sale	$1,656.5	$1,664.8

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after five years through ten years	2.8	2.5
Asset-backed securities	0.8	0.6
Total noncurrent investments available-for-sale	$3.6	$3.1

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2014 were $104.6 million and $296.9 million, respectively. Gross realized gains and losses totaled $1.0 million and $0.6 million, respectively, for the three months ended September 30, 2014, and $4.4 million and $1.8 million, respectively, for the nine months ended September 30, 2014. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2013 were $80.4 million and $653.8 million, respectively. Gross realized gains and losses totaled $1.0 million and $0.7 million, respectively, for the three months ended September 30, 2013, and $25.5 million and $2.2 million, respectively, for the nine months ended September 30, 2013.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2014 and December 31, 2013. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities also may be negatively impacted by illiquidity in the market.

The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$82.1	$(0.4)	$148.0	$(3.8)	$230.1	$(4.2)
Obligations of states and other political subdivisions	7.8	(0.1)	169.0	(3.0)	176.8	(3.1)
Corporate debt securities	223.8	(1.9)	68.5	(1.9)	292.3	(3.8)
	$313.7	$(2.4)	$385.5	$(8.7)	$699.2	$(11.1)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.6	$(0.2)	$0.6	$(0.2)
Corporate debt securities	0.5	(0.1)	2.0	(0.2)	2.5	(0.3)
	$0.5	$(0.1)	$2.6	$(0.4)	$3.1	$(0.5)

The following table shows the number of our individual securities-current that have been in a continuous loss position through September 30, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	51	58	109
Obligations of states and other political subdivisions	6	85	91
Corporate debt securities	228	75	303
	285	218	503

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through September 30, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Corporate debt securities	1	2	3
	1	3	4

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
6. STOCK REPURCHASE PROGRAM
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million.
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
During the three months ended September 30, 2013, we made no share repurchases and during the nine months ended September 30, 2013, we repurchased approximately 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. As of December 31, 2013, the remaining authorization under our stock repurchase program was $280.0 million. During the three and nine months ended September 30, 2014, we repurchased approximately 1.5 million shares of our common stock for aggregate consideration of $69.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2014 was $211.0 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2014, $100.0 million was outstanding under our revolving credit facility, and the maximum amount available for borrowing under the revolving credit facility was $491.3 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of September 30, 2014, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2014 and December 31, 2013, we had outstanding letters of credit of $8.7 million and $7.5 million, respectively, resulting in a maximum amount available for borrowing of $491.3 million and $492.5 million, respectively. As of September 30, 2014 and December 31, 2013, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007, we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2014, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.5 million as of September 30, 2014 and $399.3 million as of December 31, 2013.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of September 30, 2014:
Assets:
Cash and cash equivalents	$1,114.6	$—	$—	$—	$1,114.6
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$202.9	$—	$—	$202.9
Commercial mortgage-backed securities	—	131.5	0.6	—	132.1
Other asset-backed securities	—	64.5	—	—	64.5
U.S. government and agencies:
U.S. Treasury securities	23.6	—	—	—	23.6
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.1	—	—	709.1
Corporate debt securities	—	533.2	2.5	—	535.7
Total investments at fair value	$23.6	$1,641.2	$3.1	$—	$1,667.9
Embedded contractual derivative	—	—	—	14.2	14.2
State-sponsored health plans settlement account deficit	—	—	—	—	—
Total assets at fair value	$1,138.2	$1,641.2	$3.1	$14.2	$2,796.7

	Level 1	Level 2	Level 2- noncurrent	Level 3	Total
As of December 31, 2013:
Assets:
Cash and cash equivalents	$433.2	$—	$—	$—	$433.2
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$203.5	$0.4	$—	$203.9
Commercial mortgage-backed securities	—	144.1	0.7	—	144.8
Other asset-backed securities	—	41.8	—	—	41.8
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.9	47.1	—	757.0
Corporate debt securities	—	444.0	11.6	—	455.6
Total investments at fair value	$23.7	$1,543.3	$59.8	$—	$1,626.8
Embedded contractual derivative	—	—	—	7.2	7.2
State-sponsored health plans settlement account deficit	—	—	—	62.9	62.9
Total assets at fair value	$456.9	$1,543.3	$59.8	$70.1	$2,130.1

We had no financial liabilities fair valued on a recurring basis as of September 30, 2014 and December 31, 2013.

We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2014 and 2013. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.
The changes in the balances of Level 3 financial assets for the three months ended September 30, 2014 and 2013 were as follows (dollars in millions):

Three months ended September 30,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$13.3	$9.6	$22.9	$—	$10.8	$35.4	$46.2
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	0.9	(9.6)	(8.7)	—	1.9	16.3	18.2
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	—
Closing balance	$—	$14.2	$—	$14.2	$—	$12.7	$51.7	$64.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the nine months ended September 30, 2014 and 2013 were as follows (dollars in millions):

	Nine months ended September 30,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$7.2	$62.9	$70.1	$0.2	$11.2	$—	$11.4
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	7.0	(62.9)	(55.9)	—	1.5	51.7	53.2
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	(0.2)	—	—	(0.2)
Settlements	—	—	—	—	—	—	—	—
Closing balance	$—	$14.2	$—	$14.2	$—	$12.7	$51.7	$64.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial liability for the three and nine months ended September 30, 2013 were as follows (dollars in millions):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Embedded Contractual Derivative
Opening balance, April 1 and January 1	$4.8	$3.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	(4.1)	(2.5)
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$0.7	$0.7

As of September 30, 2014, we classified certain assets as assets held for sale. These assets held for sale are carried at the lower of carrying value or fair value (see Note 2, under the heading "Goodwill and Other Intangibles," and Note 3 for additional information). The following table presents information about our assets classified as held for sale as of September 30, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the three months ended September 30, 2014 (dollars in millions):

	Level 3	Total Asset Impairment for the Three Months Ended September 30, 2014
Property and equipment, net	$50.0	$77.7
Goodwill allocated to sale of business	—	7.0
Assets held for sale	$50.0	$84.7

We had no liabilities fair valued on a non-recurring basis during the three and nine months ended September 30, 2014. We had no assets or liabilities fair valued on a non-recurring basis for the year ended December 31, 2013.

The following tables present quantitative information about Level 3 Fair Value Measurements as of September 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value as of September 30, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$14.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-5.70%	—	6.78%	(1.46%)
			National Health Care Expenditures	-2.01%	—	8.50%	(2.44%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.34%	—	7.34%	(2.20%)
			National Health Care Expenditures	-0.77%	—	9.46%	(3.63%)
Goodwill - Western Region reporting unit	$565.9	Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$62.9	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisers, and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and/or liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach, and the resulting value is discounted to the valuation date. We estimate our recurring Level 3 state-sponsored health plans settlement account deficit asset using the income approach based on discounted cash flows. We estimate our non-recurring Level 3 asset and goodwill for our Western Region Operations reporting unit using the income approach based on discounted cash flows. We estimate our non-recurring Level 3 assets held for sale based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology.
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
9. LEGAL PROCEEDINGS
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 9 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 9 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal, which is scheduled for hearing on November 18, 2014.
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
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We also are subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
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
10. INCOME TAXES
The effective income tax rate from operations was 139.3% and 38.4% for the three months ended September 30, 2014 and 2013, respectively, and 23.3% and 37.8% for the nine months ended September 30, 2014 and 2013, respectively. For the three and nine months ended September 30, 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. Our 2014 health insurance industry fee payment of $141.4 million was not deductible for federal income tax purposes and in many state jurisdictions. The health insurance industry fee is effective for calendar years beginning after December 31, 2013 and was paid in September 2014. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurance industry fee. Other items which cause our effective tax rate to differ from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2014 include state income taxes, tax-exempt interest and non-deductible compensation.
During the three months ended June 30, 2014, we recorded a $72.6 million tax benefit, net of adjustments to our reserve for uncertain tax benefits, as a result of a worthless stock loss. The loss was incurred with respect to the stock of Health Net of the Northeast, Inc., the former parent company of subsidiaries sold to United Health Group in 2009. The amount and character of the loss could be challenged by the taxing authorities, and as such, we increased our reserve for uncertain tax positions by $11.0 million related to this transaction as of June 30, 2014. During the three months ended September 30, 2014, we increased our reserve for uncertain tax positions by an additional $7.3 million due to adjustments to our claims reserves, the deductibility of a portion of which in the period may be challenged by the taxing authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 ("Form 10-K") and this Quarterly Report on Form 10-Q (this "Form 10-Q") and the other risks discussed in this Form 10-Q and our other filings from time to time with the Securities and Exchange Commission ("SEC").
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 5.9 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and Veterans Affairs programs. We also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.

How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California,

Oregon and Washington. As of September 30, 2014, we had approximately 3.1 million medical members in our Western Region Operations reportable segment.
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
Recent Development
Cognizant Transaction
On November 2, 2014, we entered into a Master Services Agreement (the "Master Services Agreement") with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation (collectively, "Cognizant"). Under the terms of the Master Services Agreement, Cognizant will, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services"). We will retain responsibility for our security policies and regulatory oversight.
Concurrent with executing the Master Services Agreement, we entered into an asset purchase agreement with Cognizant (the "Asset Purchase Agreement"), through which Cognizant will purchase certain software assets and related intellectual property from us for $50 million. These assets will include one of our claims processing systems, which will be used to perform a portion of the BP and IT Services. The transaction, including the related asset purchase, is expected to close in the first half of 2015, subject to the receipt of required regulatory approvals.
We expect that certain of our employees will become employees of Cognizant or its subcontractors, and that certain positions will be eliminated, as part of the transaction.
The initial term of the Master Services Agreement is seven years, commencing on the latter of (i) ten business days following regulatory approval of the transaction, and (ii) March 1, 2015 (the "Commencement Date"). We have two options to extend the Master Services Agreement for one year each by giving notice to Cognizant no less than three months prior to the then existing end of the term.
We will pay Cognizant for the BP and IT Services through a combination of fixed and variable fees, with the variable fees fluctuating based on our actual need for such services. Based on the currently projected usage of BP and IT Services over the initial term of the Master Services Agreement, we expect to pay Cognizant approximately $2.8 billion, subject to price adjustments described in the Master Services Agreement. The Master Services Agreement is currently expected to generate approximately $150 million to $200 million in annual general and administrative and depreciation expense savings by 2017.
Some of the BP and IT Services will be provided on our premises, while other BP and IT Services will be performed at Cognizant facilities. Cognizant will provide us with transition services required to migrate those activities that will be performed at Cognizant facilities. The anticipated cost of such transition services is included in the expected cost of the BP and IT Services over the initial term described above.
To protect our expectations regarding Cognizant’s performance, the Master Services Agreement has minimum service levels that Cognizant must meet or exceed. Failure to meet these minimum service levels will result in service level credits to us as described in the Master Services Agreement.
We retain the right to terminate the Master Services Agreement, in whole or in part, for, among other things, cause, convenience (including prior to the Commencement Date), certain performance failures, failure to obtain regulatory approvals, changes in law, force majeure, a change in the control of either Cognizant or us, a termination of the associated Business Associate Agreement, an adverse change in Cognizant’s financial condition, if Cognizant becomes a competitor of ours or if damages paid by Cognizant to us pursuant to the Master Services Agreement exceed a certain level. If we terminate the Master Services Agreement prior to the Commencement Date, we shall pay Cognizant a break-up fee of $10 million. If we terminate the Master Service Agreement following the Commencement Date for reasons other than cause, a termination of the associated Business Associate Agreement, a change in the control of Cognizant or Cognizant becoming a competitor of ours, we shall pay Cognizant termination fees calculated on a sliding scale that reduces over time and based on the applicable termination event, and such fees could be material. For example, the maximum termination fee payable by us pursuant to the Master Services Agreement is $300 million, which would be triggered in the event we terminated for convenience during the first year of the term of the Master

Services Agreement. In addition, in the event we experience a change in control during the first year of the term of the Master Services Agreement, the maximum termination fee payable is $130 million, assuming that we (or our successor) elect to terminate the Master Services Agreement.
We also retain the right to obtain disengagement assistance from Cognizant to facilitate the transition of BP and IT Services from Cognizant, regardless of whether the Master Services Agreement expires or is terminated. We will pay for the disengagement assistance through a combination of pre-determined charges and hourly fees for services for which there is no pre-determined charge. In addition, in the event of termination or expiration of the Master Services Agreement, we also retain the right to license at fair market value the software platform utilized by Cognizant in the performance of the BP and IT Services.
Cognizant has in the past provided, and may provide in the future, services to us under separate agreements. Some of these historical services are included in the BP and IT Services that will be provided by Cognizant under the Master Services Agreement.
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
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see Item 1. Business-Government Regulation-Health Care Reform Legislation and Implementation in our Form 10-K. For additional discussion of the risks and uncertainties of the ACA with respect to the Company, see Item 1A. Risk Factors in our Form 10-K.
Legal and Legislative Developments
Several recent lawsuits have considered the question of whether the ACA authorizes the IRS to provide premium tax credits to individuals who purchase coverage through a federally-facilitated exchange (“FFE”). These cases are at varying stages in the litigation process, and separate federal courts have reached different conclusions on this issue. At least one district court is still reviewing the issue, and one case has been appealed to the U.S. Supreme Court (although the Supreme Court has not yet ruled on whether it will review the case at this time). As a result, the timeframe for when this question will be settled, and what the ultimate outcome will be, remains unclear. Any significant restriction or prohibition of federal subsidies for coverage obtained through FFEs may impact the affordability of FFE products for low income individuals, which in turn may have a material adverse impact on our exchange membership in Arizona.
On November 4, 2014, voters in California will decide on a ballot initiative ("Proposition 45") that if approved would, among other things, require that the Commissioner of the CDI approve premium rate increases and other charges associated with health insurance coverage offered by both health insurers and HMOs. These proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. Our financial condition or results of operations could be adversely affected by limitations on our ability to increase or maintain our premium levels.
On July 7, 2014, California Senate Bill 1446 (“SB 1446”) was signed into law effective immediately. SB 1446 is an emergency measure that allows insurance carriers to continue non-grandfathered and non-ACA compliant small group policies that were in effect as of December 31, 2013 and active as of July 7, 2014 for one additional year through December 31, 2015. We believe that SB 1446 has helped to reduce rate impact for many small groups that have not yet transitioned to ACA-compliant health plans, which we believe has helped to reduce membership turnover in our small group business.
Recent rulings by the U.S. Supreme Court, as well as the potential for continued litigation and federal rulemaking, have created some uncertainty regarding federal regulations that require group health plans to provide coverage for contraceptive services without cost sharing, and also the scope of an accommodation that HHS has previously laid out in regulations for certain organizations that object to providing these services for religious reasons.

HHS has recently released an interim final rule making changes to the accommodation procedure that it had previously laid out for non-profit organizations, and also a proposed rule potentially extending this accommodation to closely held for profit entities. Both the proposed rule and the interim final rule could be modified in response to comments, and litigation on some aspects of the accommodation is still ongoing. Uncertainty regarding the requirements that apply to health plans in regards to providing or excluding this coverage, or any difficulty in complying with the requirements or systems or other changes needed to comply with the requirements, could increase our costs of doing business.
Public Health Insurance Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We currently participate as Qualified Health Plans (“QHPs”) in the exchanges in California, Oregon and Arizona. We currently operate in 11 of 19 rating regions in California on the individual market and in all 19 rating regions in the small business health options program (“SHOP”). The initial open enrollment period for the individual exchanges in California and Arizona ended on April 15, 2014, and in Oregon on April 30, 2014. Open enrollment for the coverage year beginning January 1, 2015 begins on November 15, 2014 and ends on February 15, 2015. We do not expect to offer health plans in the Oregon health insurance exchanges for the coverage year beginning January 1, 2015.
We believe the exchanges represent a significant commercial business opportunity for us and that our tailored network products are particularly well suited to the exchange environment. However, continuing implementation difficulties, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain of our markets, our financial condition, cash flows and results of operations may be adversely affected. As an example, some confusion for new enrollees regarding proper eligibility documentation for membership or subsidies has led to individual customers losing their health plan benefits or having their subsidies adjusted or ended. In addition, federal regulators have released regulations and guidance around the renewal process on the federal and state exchanges for 2015, including the process for determining continuing eligibility for subsidies, the development of a “passive renewal” concept designed to promote exchange membership retention and procedures and policies around renewing individuals when the plan or product they are enrolled in will no longer be offered. Both initial enrollment and renewal present novel and complex issues, which will require us to increase our consumer outreach and education efforts and modify our information systems to alleviate consumer confusion and adapt to this evolving marketplace. Any failure to successfully implement these initiatives or modifications in response to developing regulations may have an adverse impact on our exchange membership and profitability. We also have seen additional legislative and legal issues arise for exchange participants as the exchanges mature. For example, as described above, Proposition 45 may, if passed, subject premium rate levels to an additional layer of regulatory review, which may make it difficult for us and other exchange health plans to meet timelines to offer products through Covered California. In addition, recent lawsuits filed by stakeholders on the exchanges have raised questions surrounding provider size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products. While most of these lawsuits and complaints remain in their preliminary stages, if courts or regulators determine that any of the networks supporting our exchange products need to be expanded or our exchange operations otherwise modified, it may require us to adjust our tailored network exchange strategy or make other material modifications to our business and operations. If we fail to make these adjustments efficiently, our exchange business may be materially adversely affected. For more information on the exchanges and enrollment information, see Note 2 to our consolidated financial statements and “—Western Region Operations Reportable Segment-Western Region Operations Segment Membership (in thousands).”
ACA Fees
Our operating results for the three and nine months ended September 30, 2014 were impacted by fees imposed under the ACA, including $31.9 million and $106.1 million, respectively, of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2013 net premiums written (the “health insurer fee”), and $26.6 million and $71.7 million for the three and nine months ended September 30, 2014, respectively, in other ACA fees. In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee.
In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, we expect our full-year effective income tax rate to be adversely affected by approximately 20 to 25 percentage points.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on net health insurance premiums written, rather than profits, it generally will represent a higher percentage of our profits as compared to those competitors. As a result, the health insurer fee likely will impact us to a greater degree than certain of our larger competitors and those of our competitors who may be able to exempt significant portions of their premium base from the health insurer fee allocation, for example. We generally will be unable to match those competitors’ ability to support reduced premiums by virtue of any full or partial exemptions from the health insurer fee, or by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For example, our ability to incorporate the impact of the health insurer fee into our 2015 premium rates, which were set a year in advance in 2014, was limited, in large part due to competitive pressures.
As a whole, the ACA’s fees, assessments, taxes and premium stabilization provisions (described in further detail below) have and will continue to increase the costs of operating our business and make it more difficult for us to estimate our medical and health care costs. In addition, these ACA provisions could potentially lead to larger variance in the estimation of our outstanding liabilities and higher than expected total costs in a particular period. The cumulative impact of the foregoing could materially adversely impact our business, cash flows, financial condition and results of operations. See Note 2 to our consolidated financial statements and “—Results of Operations—Consolidated Results” for additional information on ACA fees.
Premium Stabilization Programs
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
The individual and small group markets are expected to represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant general and administrative costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past. Because the final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until 2015, depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected. See Note 2 to our consolidated financial statements and “—Critical Accounting Estimates-Accounting for Certain Provisions of the ACA” for additional information on these premium stabilization programs or "3Rs".
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs are subject to risks inherent in untested initiatives, and the relevant regulatory framework for the exchanges remains subject to change and interpretation over time. For example, HHS has indicated that it intends to propose adjustments to the reinsurance payment parameters for 2015, including a lowering of the attachment point, although such adjustments have not yet been finalized. In addition, there have been recent discussions regarding legislation to repeal the risk corridors program, reduce its funding or reduce payments made under the program due, in part, to requirements that the program remain “budget neutral.” Concerns have also been raised as to whether HHS will have the required Congressional appropriations to make risk corridors payments in 2015. Finally, we and other health care marketplace participants will need to operationalize several key components related to these premium stabilization programs and other programs designed to ease transition into the post-ACA marketplace, including the advanced payments of premium tax credits for exchange participants. As an example, the success of these programs will require the completion of reporting processes for health plans and providers to submit required data to regulators in order to accurately measure performance and payments under these programs. If we are unable to obtain and submit complete and accurate data to regulators, or to properly reconcile the data collected, our anticipated economic benefits under these programs may be adversely affected. Whether due to regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected.
MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under our Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. As of September 30, 2014, we have accrued $45.3 million for a MLR rebate with respect to this population payable to DHCS, and accordingly, for the three months ended September 30, 2014, we reduced Medicaid premium revenue by $45.3 million. In addition, our Medicaid contract with the state of Arizona contains profit sharing or profit ceiling provisions under which we refund amounts to Arizona if our health plan generates profit above a certain specified percentage. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced Medicaid premium revenue by $11.9 million. See Note 2 "Health Plan Services Revenue Recognition" section for further discussion on these MLR provisions.
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

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$3,631,617	$2,606,754	$9,774,840	$7,817,697
Government contracts	146,183	149,342	444,356	423,796
Net investment income	10,964	11,276	34,109	57,970
Administrative services fees and other income	1,106	7,659	(3,108)	11,036
Total revenues	3,789,870	2,775,031	10,250,197	8,310,499
Expenses
Health plan services (excluding depreciation and amortization)	3,104,010	2,196,561	8,269,531	6,657,215
Government contracts	124,403	125,334	389,585	378,209
General and administrative	373,623	267,683	1,079,380	804,355
Selling	66,111	59,498	194,265	175,828
Depreciation and amortization	6,500	9,402	25,804	28,355
Interest	7,810	7,973	23,457	24,626
Asset impairment	84,690	—	84,690	—
Total expenses	3,767,147	2,666,451	10,066,712	8,068,588
Income from operations before income taxes	22,723	108,580	183,485	241,911
Income tax provision	31,662	41,740	42,770	91,538
Net (loss) income	$(8,939)	$66,840	$140,715	$150,373
Net (loss) income per share:
Basic	$(0.11)	$0.84	$1.76	$1.89
Diluted	$(0.11)	$0.83	$1.73	$1.87
For the three and nine months ended September 30, 2014, we reported net loss of $(8.9) million or $(0.11) per share and net income of $140.7 million or $1.73 per diluted share, respectively, as compared to net income of $66.8 million or $0.83 per diluted share and net income of $150.4 million or $1.87 per diluted share, respectively, for the same periods in 2013. Pretax margins were 0.6 percent and 1.8 percent, respectively, for the three and nine months ended September 30, 2014 compared to 3.9 percent and 2.9 percent, respectively, for the same periods in 2013.
Our total revenues increased 36.6 percent for the three months ended September 30, 2014 to approximately $3.8 billion from approximately $2.8 billion in the same period in 2013 and increased 23.3 percent for the nine months ended September 30, 2014 to approximately $10.3 billion from approximately $8.3 billion in the same period in 2013.
Health plan services premium revenues increased by 39.3 percent to approximately $3.6 billion for the three months ended September 30, 2014 compared to approximately $2.6 billion in the same period in 2013, and increased by 25.0 percent to approximately $9.8 billion for the nine months ended September 30, 2014 compared to approximately $7.8 billion in the same period in 2013.
Health plan services expenses increased by 41.3 percent to approximately $3.1 billion for the three months ended September 30, 2014 compared to approximately $2.2 billion in the same period in 2013, and increased by 24.2 percent to approximately $8.3 billion for the nine months ended September 30, 2014 compared to approximately $6.7 billion in the same period in 2013. Investment income decreased to approximately $11.0 million and $34.1 million for the three and nine months ended September 30, 2014, respectively, compared with approximately $11.3 million and $58.0 million for the three and nine months ended September 30, 2013, respectively, primarily due to lower investment gains realized during the three and nine months ended September 30, 2014 as compared to the same periods in 2013.
Our government contracts revenues decreased by 2.1 percent for the three months ended September 30, 2014 to approximately $146.2 million from approximately $149.3 million in the same period in 2013 and increased by 4.9 percent for the nine months ended September 30, 2014 to approximately $444.4 million from approximately $423.8 million in the same period in 2013. Our government contracts costs decreased by 0.7 percent for the three months ended September 30, 2014 to approximately $124.4 million from approximately $125.3 million in the same period in 2013 and increased by 3.0 percent for the nine months ended September 30, 2014 to approximately $389.6 million from approximately $378.2 million in the same period in 2013. Decreases in government contract revenues for the three months ended September 30, 2014 were primarily due to lower national cost trend incentives on our T-3 contract offset by growth in our family counseling business with the DoD. Decreases in government contract costs for the three months ended September 30, 2014 were primarily due to improvements in general and administrative expense offset by growth in the family counseling business with the DoD. Increases in government contracts revenues and costs for the nine months ended September 30, 2014 were primarily due to growth in the family counseling business with the DoD.
Our operating results for the three and nine months ended September 30, 2014 were impacted by an $84.7 million pretax asset impairment related to our assets held for sale in connection with the Cognizant Transaction. We also incurred approximately $21.1 million and $28.5 million for the three and nine months ended September 30, 2014, respectively, in pretax expenses primarily related to the Cognizant Transaction. See Note 3 to our consolidated financial statements and "—Recent Developments" for additional information regarding assets held for sale and the Cognizant Transaction. Our operating results for the three and nine months ended September 30, 2014 were also impacted by fees imposed under the ACA, including $31.9 million and $106.1 million, respectively, in amortization of deferred costs of the health insurer fee, and $26.6 million and $71.7 million, respectively, in other ACA fees. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for additional information. The ACA-related fees are included in general and administrative expenses. Our effective tax rate was affected favorably for the nine months ended September 30, 2014 due to a loss on the stock of one of our subsidiaries, Health Net of the Northeast, Inc., which created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. See Note 10 to our consolidated financial statements for additional information.
Days Claims Payable
Days claims payable ("DCP") for the third quarter of 2014 was 51.4 days compared with 41.5 days in the third quarter of 2013. Adjusted DCP, which we calculate in accordance with the paragraph below, for the third quarter of 2014 was 65.3 days compared with 61.1 days in the third quarter of 2013. The increases in our DCP and adjusted DCP are primarily due to the increase in reserves for claims and other settlements related to the ACA and state exchange programs.
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

	Three months ended September 30,
	2014	2013
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,733.3	$990.2
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(407.1)	(80.1)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,326.2	$910.1
(3) Health Plan Services Cost—GAAP	$3,104.0	$2,196.6
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(1,236.0)	(827.3)
(4) Health Plan Services Cost—Adjusted	$1,868.0	$1,369.3
(5) Number of Days in Period	92	92
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	51.4	41.5
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	65.3	61.1
Income Tax Provision
Our income tax expense and the effective tax rate for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)

Income tax expense	$31.7	$41.7	$42.8	$91.5
Effective income tax rate	139.3%	38.4%	23.3%	37.8%
For the three and nine months ended September 30, 2014, our effective tax rate was adversely impacted by the health insurer fee required by the ACA. The $141.4 million that we paid for the health insurer fee in 2014 is not deductible for federal income tax purposes and in many state jurisdictions. The impact of the non-deductibility was significant in the three months ended September 30, 2014 as the proportion of the health insurer fee incurred for this period represented a large percentage of our pretax income for such period. The impact of the non-deductibility of the health insurer fee for the nine months ended September 30, 2014 was mitigated as a result of a loss on the stock of one of our subsidiaries that created a tax benefit during the period of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. Other items which caused our effective tax rate to differ from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2014 include state income taxes, tax-exempt interest, and non-deductible compensation. See Note 10 to our consolidated financial statements for additional information.
The effective income tax rate differed from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2013 due to state income taxes, tax-exempt investment income, and non-deductible compensation.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare, Medicaid and Dual Eligibles health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington and our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California, Oregon and Washington.
Western Region Operations Segment Membership (in thousands)

	As of September 30, 2014	As of September 30, 2013	Increase/ (Decrease)	% Change
California
Large Group	477	576	(99)	(17.2)%
Small Group	243	241	2	0.8%
Individual	269	105	164	156.2%
Commercial Risk	989	922	67	7.3%
Medicare Advantage	169	149	20	13.4%
Medi-Cal/Medicaid	1,485	1,126	359	31.9%
Dual Eligibles	9	—	9
Total California	2,652	2,197	455	20.7%

Arizona
Large Group	45	59	(14)	(23.7)%
Small Group	44	40	4	10.0%
Individual	97	14	83	592.9%
Commercial Risk	186	113	73	64.6%
Medicare Advantage	46	43	3	7.0%
Medicaid	80	—	80
Total Arizona	312	156	156	100.0%

Northwest
Large Group	28	24	4	16.7%
Small Group	23	39	(16)	(41.0)%
Individual	4	3	1	33.3%
Commercial Risk	55	66	(11)	(16.7)%
Medicare Advantage	56	47	9	19.1%
Total Northwest	111	113	(2)	(1.8)%

Total Health Plan Enrollment
Large Group	550	659	(109)	(16.5)%
Small Group	310	320	(10)	(3.1)%
Individual	370	122	248	203.3%
Commercial Risk	1,230	1,101	129	11.7%
Medicare Advantage	271	239	32	13.4%
Medi-Cal/Medicaid	1,565	1,126	439	39.0%
Dual Eligibles	9	—	9
	3,075	2,466	609	24.7%

Total Western Region Operations enrollment was approximately 3.1 million members at September 30, 2014, an increase of 24.7 percent compared with enrollment at September 30, 2013. Total enrollment in our California health plans increased by 20.7 percent to approximately 2.7 million members from September 30, 2013 to September 30, 2014.
Western Region Operations commercial enrollment increased by 11.7 percent from September 30, 2013 to approximately 1.2 million members at September 30, 2014, primarily due to an increase in our individual business as a result of new individual members from the ACA exchanges in California and Arizona. Enrollment in our large group business decreased by 16.5 percent, or approximately 109,000 members, from approximately 659,000 members at September 30, 2013 to approximately 550,000 members at September 30, 2014.
Enrollment in our small group business in our Western Region Operations segment decreased by 3.1 percent, from approximately 320,000 members at September 30, 2013 to approximately 310,000 members at September 30, 2014. Enrollment in our individual business in our Western Region Operations segment increased by 203.3 percent, from approximately 122,000 members at September 30, 2013 to approximately 370,000 members at September 30, 2014. As of September 30, 2014, membership in our tailored network products accounted for 51.7 percent of our Western Region Operations commercial enrollment compared with 36.8 percent at September 30, 2013.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at September 30, 2014 was approximately 271,000 members, an increase of 13.4 percent compared with approximately 239,000 members at September 30, 2013. This increase was due to gains of approximately 20,000 members in California, 9,000 members in the Northwest and 3,000 members in Arizona.
Medicaid enrollment in California increased by approximately 359,000 members, or 31.9 percent, to approximately 1,485,000 members at September 30, 2014 compared with approximately 1,126,000 members at September 30, 2013, primarily as a result of new members added from the expansion of Medicaid eligibility under the ACA to all individuals with incomes up to 133 percent of the Federal Poverty Level. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). As of September 30, 2014, we had approximately 80,000 Medicaid members in Arizona.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of September 30, 2014, approximately 785,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 53 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. Passive enrollment in San Diego County began on May 1, 2014, and passive enrollment in Los Angeles County began on July 1, 2014. As of September 30, 2014, we had approximately 9,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.
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
In January 2014, CMS and DHCS informed us that based on its readiness assessments, we were able to enroll members beginning April 1, 2014, and could begin marketing for the dual eligibles demonstration in accordance with the guidelines and time frames for Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, L.A. Care Health Plan, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014. Based on our understanding of the passive enrollment methodology, we estimate that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
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
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, certain stakeholders in the CCI recently filed suit against DHCS in a California Superior Court seeking a preliminary injunction against the dual eligibles demonstration. On August 4, 2014, the court denied the request for a preliminary injunction, but the plaintiffs may seek review by the California Court of Appeal. The plaintiffs subsequently filed a second action in Federal Court, but the action was dismissed by the plaintiffs on October 1, 2014. Nevertheless, there is no assurance that the plaintiffs or others will be precluded from pursuing legal action that impacts this or other novel aspects of the dual eligibles demonstrations. In addition, larger than expected numbers of dual eligibles have opted out of the demonstration since passive enrollment began in Los Angeles and San Diego counties on July 1, 2014 and May 1, 2014, respectively, which has impacted our expected enrollment for 2014. If this opt out trend continues or significantly increases over the passive enrollment period, our profitability with respect to our participation in the CCI may be adversely affected. For a discussion of other risks related to the dual eligibles demonstrations, see the risk factors included in our Form 10-K. Due to these and other risks associated with the CCI, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation.

Western Region Operations Segment Results

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,430,769	$1,279,834	$4,072,406	$3,903,817
Medicare premiums	763,327	685,340	2,275,679	2,080,317
Medicaid premiums	1,397,732	641,580	3,381,654	1,833,563
Dual Eligibles premiums	39,789	—	45,101	—
Health plan services premiums	3,631,617	2,606,754	9,774,840	7,817,697
Net investment income	10,964	11,276	34,109	57,970
Administrative services fees and other income	1,106	7,659	(3,108)	11,036
Total revenues	3,643,687	2,625,689	9,805,841	7,886,703
Health plan services	3,104,010	2,196,561	8,269,531	6,657,215
Premium tax	53,417	33,399	127,805	92,759
Health insurer fee	31,947	—	106,084	—
Other ACA fees	26,643	552	71,716	1,694
Administrative expenses	241,352	233,135	747,611	701,981
Total general and administrative	353,359	267,086	1,053,216	796,434
Selling	66,111	59,498	194,265	175,828
Depreciation and amortization	6,500	9,402	25,804	28,355
Interest	7,810	7,973	23,457	24,626
Total expenses	3,537,790	2,540,520	9,566,273	7,682,458
Income from operations before income taxes	105,897	85,169	239,568	204,245
Income tax provision	61,085	32,184	133,330	75,836
Net income	$44,812	$52,985	$106,238	$128,409
Pretax margin	2.9%	3.2%	2.4%	2.6%
Commercial premium yield	(0.3)%	2.6%	1.0%	2.5%
Commercial premium PMPM (d)	$385.67	$386.69	$387.74	$384.07
Commercial health care cost trend	(0.7)%	(0.3)%	(2.2)%	(2.0)%
Commercial health care cost PMPM (d)	$323.43	$325.62	$319.57	$326.60
Commercial medical care ratio (MCR) (e)	83.9%	84.2%	82.4%	85.0%
Medicare Advantage MCR (e)	90.8%	89.9%	91.1%	90.6%
Medicaid MCR (e)	84.2%	79.4%	82.9%	79.6%
Dual Eligibles MCR (e)	87.4%	—	81.4%	—
Health plan services MCR (a)	85.5%	84.3%	84.6%	85.2%
Administrative expense ratio (b)	6.6%	8.9%	7.7%	9.0%
Total G&A expense ratio (b)	9.7%	10.2%	10.8%	10.2%
Selling costs ratio (c)	1.8%	2.3%	2.0%	2.2%

_________________

(a)	Health plan services medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

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

Revenues
Total revenues in our Western Region Operations segment increased 38.8 percent to approximately $3.6 billion for the three months ended September 30, 2014 and increased 24.3 percent to approximately $9.8 billion for the nine months ended September 30, 2014, compared to the same periods in 2013. Health plan services premium revenues in our Western Region Operations segment increased 39.3 percent to approximately $3.6 billion for the three months ended September 30, 2014 and increased 25.0 percent to approximately $9.8 billion for the nine months ended September 30, 2014 compared to the same periods in 2013.
Our commercial premium revenue increased by $150.9 million, or 11.8 percent, in the three months ended September 30, 2014, compared to the same period in 2013 and increased by $168.6 million, or 4.3 percent, in the nine months ended September 30, 2014, compared to the same period in 2013, primarily due to an 11.7 percent increase in commercial enrollment since September 30, 2013, and the net impact of amounts recorded under the premium stabilization provisions or "3Rs" of the ACA, which are further discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Our Medicare premium revenue increased by $78.0 million, or 11.4 percent, in the three months ended September 30, 2014 compared to the same period in 2013, and increased by $195.4 million, or 9.4 percent, in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to a 13.4 percent increase in Medicare Advantage enrollment since September 30, 2013.
Our Medicaid premium revenue increased by $756.2 million, or 117.9 percent, in the three months ended September 30, 2014 compared to the same period in 2013, and increased by $1,548.1 million, or 84.4 percent, in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to significant membership growth related to Medicaid expansion under the ACA during the nine months ended September 30, 2014 and our Medicaid contract with Arizona effective October 1, 2013. As of September 30, 2014, we accrued $45.3 million for a MLR rebate payable to DHCS in connection with Medicaid adult expansion members and accrued $11.9 million for excess profit sharing payable to the state of Arizona. Accordingly for the three months ended September 30, 2014, Medicaid premium revenue was reduced by $45.3 million and $11.9 million. (see Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information).
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations began on April 1, 2014, and passive enrollment began on July 1, 2014 and May 1, 2014 for Los Angeles County and San Diego County, respectively. As of September 30, 2014, we had approximately 9,000 dual eligible members and for the three and nine months ended September 30, 2014, our dual eligibles premium revenues were $39.8 million and $45.1 million, respectively. See "—California Coordinated Care Initiative," above for more information on the CCI and the dual eligibles.
Investment income in our Western Region Operations segment decreased to $11.0 million for the three months ended September 30, 2014 from $11.3 million and decreased to $34.1 million for the nine months ended September 30, 2014 from $58.0 million for the same periods in 2013 primarily due to lower investment gains realized during the three and nine months ended September 30, 2014 as compared to the same periods in 2013.
Administrative services fees and other income in our Western Region Operations segment decreased to $1.1 million and $(3.1) million for the three and nine months ended September 30, 2014, respectively from $7.7 million and $11.0 million, respectively, for the same periods in 2013. The administrative services fees and other income for the nine months ended September 30, 2014 were negative due to the reversal of certain ACA administrative fee income booked in the first quarter of 2014 and the fourth quarter of 2013 as discussed in Note 2 to the consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 41.3 percent to $3.1 billion for the three months ended September 30, 2014 and increased by 24.2 percent to $8.3 billion for the nine months ended September 30, 2014 compared to $2.2 billion and $6.7 billion for the three and nine months ended September 30, 2013, respectively, primarily due to increases in individual exchange members as well as the Medicaid expansion under ACA, partially offset by $32.0 million and $142.6 million of reinsurance recoverable included in commercial health plan services costs for the three and nine months ended September 30, 2014, respectively, as discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."

Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM decreased by 0.3 percent to approximately $386 for the three months ended September 30, 2014 compared to an increase of 2.6 percent to approximately $387 for the same period in 2013. Commercial premium PMPM for the nine months ended September 30, 2014 was approximately $388, a 1.0 percent increase over the commercial premium PMPM of approximately $384 for the same period in 2013.
Commercial health care costs PMPM in our Western Region Operations segment decreased by 0.7 percent to approximately $323 for the three months ended September 30, 2014 compared to a decrease of 0.3 percent to approximately $326 for the same period of 2013. Commercial health care costs PMPM in our Western Region Operations segment decreased by 2.2 percent to approximately $320 for the nine months ended September 30, 2014 compared to a decrease of 2.0 percent to approximately $327 for the same period of 2013.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 85.5 percent and 84.6 percent for the three and nine months ended September 30, 2014, respectively, compared with 84.3 percent and 85.2 percent for the three and nine months ended September 30, 2013, respectively.
Commercial MCR in our Western Region Operations segment was 83.9 percent and 82.4 percent for the three and nine months ended September 30, 2014, respectively, compared with 84.2 percent and 85.0 percent for the three and nine months ended September 30, 2013, respectively. The improvement of approximately 30 basis points and approximately 260 basis points in our commercial MCR for the three and nine months ended September 30, 2014, respectively, was primarily due to rapid expansion of our individual enrollment and changes in our mix of business, as well as the impact from the pricing for the ACA-related fees in our health plan services premium revenues, and moderate health care cost trends.
The Medicare Advantage MCR in our Western Region Operations segment was 90.8 percent and 91.1 percent for the three and nine months ended September 30, 2014, respectively, compared with 89.9 percent and 90.6 percent for the three and nine months ended September 30, 2013, respectively. The increase in the Medicare MCR was primarily due to a decrease in Medicare premium rates.
The Medicaid MCR in our Western Region Operations segment was 84.2 percent and 82.9 percent for the three and nine months ended September 30, 2014, respectively, compared with 79.4 percent and 79.6 percent for the three and nine months ended September 30, 2013, respectively. The Medicaid MCR increased by approximately 480 basis points for the three months ended September 30, 2014 compared to the same period in 2013. The Medicaid MCR increased by approximately 330 basis points for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in the Medicaid MCR was primarily due to the favorable impact from both Medicaid rate adjustments and reinstated Medicaid premium taxes, including portions that are retroactive, as well as the retrospective adjustments to premium revenues as a result of our rate settlement agreement, all of which benefited the Medicaid MCR in the three and nine months ended September 30, 2013.
The Dual Eligibles MCR in our Western Region Operations segment was 87.4 percent and 81.4 percent for the three and nine months ended September 30, 2014. The Dual Eligibles program became effective for the first time in the second quarter of 2014.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $353.4 million and $1,053.2 million for the three and nine months ended September 30, 2014, respectively, compared with $267.1 million and $796.4 million for the three and nine months ended September 30, 2013, respectively. The total G&A expense ratio was 9.7 percent and 10.8 percent for the three and nine months ended September 30, 2014, respectively, compared to 10.2 percent and 10.2 percent for the three and nine months ended September 30, 2013, respectively. The increases in our total general and administrative expense for the three and nine months ended September 30, 2014 were primarily due to increases in ACA-related fees, including the health insurer fee and other ACA fees. Such increases in ACA-related fees impacted the total G&A expense ratio by approximately 160 basis points and approximately 180 basis points for the three and nine months ended September 30, 2014, respectively. In addition, increases in our total general and administrative expense for the three and nine months ended September 30, 2014 were impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges. We expect to continue to incur additional expenses for the remainder of 2014 in connection with our implementation of the CCI, including the dual eligibles demonstration, and the ACA, as well as new business initiatives among other things.

See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for more information regarding ACA-related fees. By 2017, we currently expect that the Cognizant Transaction will generate approximately $150 to $200 million in annual general and administrative and depreciation expense savings. See the discussion under the heading "—Recent Developments" for additional information on the Cognizant Transaction.
Selling expense in our Western Region Operations segment was $66.1 million and $194.3 million for the three and nine months ended September 30, 2014, respectively, compared with $59.5 million and $175.8 million for the three and nine months ended September 30, 2013, respectively. The selling costs ratio was 1.8 percent and 2.0 percent for the three and nine months ended September 30, 2014, respectively, compared with 2.3 percent and 2.2 percent for the three and nine months ended September 30, 2013, respectively. The decrease in the selling costs ratio is primarily due to the change in the mix of our business from the impact of ACA and state exchanges.
Interest expense in our Western Region Operations segment was $7.8 million and $23.5 million for the three and nine months ended September 30, 2014, respectively, compared with $8.0 million and $24.6 million for the three and nine months ended September 30, 2013, respectively.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the Department of Defense's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. The government is reviewing our proposal and if accepted as submitted, the modified T-3 contract would conclude on March 31, 2018.
Under the T-3 contract, we provide administrative services to approximately 2.8 million MHS eligible beneficiaries as of September 30, 2014. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contracts were $28.4 million and $89.9 million for the three and nine months ended September 30, 2014, respectively, compared to $25.4 million and $75.5 million for the three and nine months ended September 30, 2013, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Government contracts revenues	$146,183	$149,342	$444,356	$423,796
Government contracts costs	123,571	125,841	387,275	373,142
Income from operations before income taxes	22,612	23,501	57,081	50,654
Income tax provision	8,918	9,591	23,246	20,752
Net income	$13,694	$13,910	$33,835	$29,902
Government contracts revenues decreased by $3.2 million, or 2.1 percent, for the three months ended September 30, 2014 and increased by $20.6 million, or 4.9 percent, for the nine months ended September 30, 2014 as compared to the same periods in 2013. Government contracts costs decreased by $2.3 million, or 1.8 percent, for the three months ended September 30, 2014 and increased by $14.1 million, or 3.8 percent, for the nine months ended September 30, 2014 as compared to the same periods in 2013. The decreases in government contract revenues for the three months ended September 30, 2014 were primarily due to lower national cost trend incentives on our T-3 contract offset by growth in the family counseling business with the DoD. Decreases in government contract costs for the three months ended September 30, 2014 were primarily due to improvements in G&A expense offset by growth in our family counseling business with the DoD. Increases in government contracts revenues and costs for the nine months ended September 30, 2014 were primarily due to growth in the family counseling business with the DoD.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Costs included in government contract costs	$832	$(507)	$2,310	$5,067
Costs included in G&A	20,264	597	26,164	7,921
Asset impairment	84,690	—	84,690	—
Loss from operations before income taxes	(105,786)	(90)	(113,164)	(12,988)
Income tax benefit	(38,341)	(35)	(113,806)	(5,050)
Net (loss) income	$(67,445)	$(55)	$642	$(7,938)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our operating results in our Corporate/Other segment for the three and nine months ended September 30, 2014 were impacted by an $84.7 million pretax asset impairment related to our assets held for sale in connection with the Cognizant Transaction. See Note 3 to our consolidated financial statement for additional information regarding assets held for sale and the Cognizant Transaction. Our operating results in our Corporate/Other segment for the three months ended September 30, 2014 were impacted primarily by $14.5 million in pretax expenses related to the Cognizant Transaction and $3.9 million in severance expenses related to our continuing efforts to address scale issues. Our operating results in our Corporate/Other segment for the nine months ended September 30, 2014 were impacted primarily by $14.8 million in pretax expenses related to the Cognizant Transaction, $8.8 million in severance expenses related to our continuing efforts to address scale issues and $2.7 million in pretax litigation-related expenses. The results in our Corporate/Other segment for the nine months ended September 30, 2013 were impacted by $13.0 million in pretax costs, primarily severance expense.
In addition, our operating results in our Corporate/Other segment for the nine months ended September 30, 2014 were impacted by a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. See Note 10 to our consolidated financial statements for additional information.
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

Cash and Investments
As of September 30, 2014, the fair value of our investment securities available-for-sale was $1.7 billion, which includes both current and noncurrent investments. Noncurrent investments were $3.1 million as of September 30, 2014. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of September 30, 2014, our investment portfolio includes $399.5 million, or 24.0% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of September 30, 2014, our investment portfolio also included $709.1 million, or 42.5% of our portfolio holdings, of obligations of states and other political subdivisions and $535.7 million, or 32.1% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $11.6 million as of September 30, 2014, and $56.6 million as of December 31, 2013. Included in the gross unrealized losses as of September 30, 2014 and December 31, 2013 were $0.5 million and $8.1 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and nine months ended September 30, 2014 or 2013.
Liquidity
We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints as a result of the current credit environment. However, continued turbulence in U.S. and international markets and certain costs associated with health care reform legislation and its implementation, our participation in the CCI, Medicaid expansion under the ACA and the Medicaid program in Arizona, among other things, could adversely affect our liquidity.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. For example, our receivable from CMS related to our Medicare business was $95.7 million as of September 30, 2014 and $105.2 million as of December 31, 2013. The receivable from DHCS related to our California Medicaid business was $437 million as of September 30, 2014 and $270.8 million as of December 31, 2013. Our receivable from the DoD relating to our current and prior contracts for the TRICARE North Region was $143.7 million and $194.0 million as of September 30, 2014 and December 31, 2013, respectively. The timing of collection of such receivables is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.

In addition, we believe that our cash flow in 2014 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the 2014 health insurer fee, based upon 2013 premiums, was $141.4 million. We paid that amount in September 2014, which impacted our cash flow from operations for the nine months ended September 30, 2014. Due in large part to the impact of the health insurer fee, which is non-deductible for federal income tax purposes and in many state jurisdictions, we expect that our full-year effective income tax rate for 2014 will be significantly higher than the 35% statutory federal tax rate and will exceed 50%, excluding unusual charges or benefits. Our cash flow also will be impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA, including reinsurance recoverable, risk corridor receivable and a net payable for the risk adjustment, for which we recorded $142.6 million, $72.0 million and $47.7 million, respectively, as of September 30, 2014. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers. The final determination and settlement of amounts due or payable from these premium stabilization provisions is not expected to occur until June 2015. See Note 2, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Operating Activities
Our net cash flow provided by operating activities for the nine months ended September 30, 2014 compared to the same period in 2013 is as follows:

	September 30,	September 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$885.7	$167.7	$718.0
Net cash provided by operating activities increased by $718.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to the increase in reserves for claims and other settlements related to the ACA and state exchange programs.
Investing Activities
Our net cash flow (used in) provided by investing activities for the nine months ended September 30, 2014 compared to the same period in 2013 is as follows:

	September 30,	September 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by investing activities	$(45.5)	$27.3	$(72.8)
Net cash used in investing activities increased by $72.8 million during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to a $365.0 million decrease in sales and maturities of available-for-sale investments, partially offset by a $290.6 million decrease in purchases of available-for-sale investments.

Financing Activities
Our net cash flow (used in) provided by financing activities for the nine months ended September 30, 2014 compared to the same period in 2013 is as follows:

	September 30,	September 30,	Change Period over Period
	2014	2013
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(158.8)	$151.0	$(309.8)
Net cash used in financing activities increased by $309.8 million during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to a $353.5 million decrease in cash from customers funds administered, partially offset by a $23.8 million increase in checks outstanding, a $7.9 million decrease in share repurchases and a $10.8 million increase in proceeds from the exercise of stock options.
Capital Structure
Our debt-to-total capital ratio was 22.1 percent as of September 30, 2014 compared with 23.5 percent as of December 31, 2013. This decrease is due to an increase in stockholders' equity primarily resulting from net income, a decrease in accumulated other comprehensive loss, and an increase in additional paid-in capital due to stock option exercises and the vesting of certain equity awards, partially offset by an increase in treasury stock due to shares repurchased under the company’s stock repurchase program and shares withheld in connection with the exercise and vesting of equity awards.
Stock Repurchases. On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. During the three and nine months ended September 30, 2014, we repurchased approximately 1.5 million shares of our common stock for aggregate consideration of $69.0 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2014 was $211.0 million. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
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

The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of September 30, 2014:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	7,545	(c)	$33.25	$250,843	—	$280,000,018
February 1—February 28	268,851	(c)	32.05	8,617,165	—	$280,000,018
March 1—March 31	261,001	(c)	34.17	8,917,445	—	$280,000,018
April 1—April 30	2,645	(c)	33.49	88,589	—	$280,000,018
May 1—May 31	5,975	(c)	39.22	242,204	—	$280,000,018
June 1—June 30	748	(c)	39.82	29,785	—	$280,000,018
July 1—July 31	809	(c)	43.47	35,168	—	$280,000,018
August 1—August 31	3,807	(c)	43.10	164,085	—	$280,000,018
September 1—September 30	1,591,553	(c)	46.54	74,075,436	1,482,000	$211,030,239
	2,142,934		$43.13	$92,420,720	1,482,000
 ________

(a)
During the nine months ended September 30, 2014, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized and on May 4, 2011 we announced our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved and on March 13, 2012 we announced a $323.7 million increase to our stock repurchase program. Our stock repurchase program does not have an expiration date. During the nine months ended September 30, 2014, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.3 million (see "—Letters of Credit" below). As of October 29, 2014, we had $100.0 million in borrowings outstanding under the revolving credit facility.
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
As of September 30, 2014, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2014 and October 29, 2014, we had outstanding letters of credit of $8.7 million and $8.7 million, respectively, resulting in a maximum amount available for borrowing of $491.3 million as of September 30, 2014 and $491.3 million as of October 29, 2014. As of September 30, 2014 and October 29, 2014, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2014, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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

Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. We believe that as of October 31, 2014, all of our active health plans and insurance subsidiaries were in compliance with their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement. At September 30, 2014, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2013 in our Form 10-K and identified additional significant contractual obligations in our Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. During the three months ended September 30, 2014, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K and Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2014, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies that affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. We have not changed existing policies from those previously disclosed in our Form 10-K; however, we implemented the accounting for certain provisions of the ACA beginning in 2014, as described below. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2014 is discussed below. Our critical accounting policy on income taxes also is discussed below. During the nine months ended September 30, 2014, there were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
Accounting for Certain Provisions of the ACA
Starting in 2014, our critical accounting estimates are impacted as a result of the implementation of certain provisions of the ACA, including three premium stabilization provisions ("3Rs"): permanent risk adjustment, temporary risk corridor and transitional reinsurance. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. The application of the 3Rs will result in premium adjustments to health plan services premium revenues and health plan services expenses. Our estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions. Significant changes in how we may be required to develop these estimates may have a significant impact on our consolidated results of operations and financial condition. See Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements for additional information.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (73.2) million
1%	$ (37.5) million
(1)%	$ 39.4 million
(2)%	$ 80.8 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 29.3 million
1%	$ 14.7 million
(1)%	$ (14.7) million
(2)%	$ (29.3) million

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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended September 30, 2014, we had $9.7 million in net unfavorable reserve development related to prior years. For the nine months ended September 30, 2014, we had $16.9 million in net favorable reserve developments related to prior years. The amount for the three months ended September 30, 2014 consisted of $10.4 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $0.7 million of the provision for adverse deviation held at December 31, 2013. The amount for the nine months ended September 30, 2014 consisted of $34.5 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.4 million of the provision for adverse deviation held at December 31, 2013. We believe that the $10.4 million and $34.5 million unfavorable developments for the three and nine months ended September 30, 2014, respectively, were primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2014 and December 31, 2013 were $77.0 million and $53.4 million, respectively. For the three and nine months ended September 30, 2013, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of September 30, 2013, did not have a material impact on our operating results or financial condition.
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
We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on all of the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any difference between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded in a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.
In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, we expect our full-year effective income tax rate will be adversely affected by approximately 20 to 25 percentage points. However, we have also incurred a $72.6 million tax benefit from a loss on the stock of one of our subsidiaries in the second quarter of 2014, resulting in a decrease to our estimated annual effective tax rate of 25 to 30 percentage points. See "—Overview—Health Care Reform Legislation and Implementation" and "—Results of Operations—Income Tax Provision" above.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the Risk Factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in this Quarterly Report on Form 10-Q and our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in Part I, Item IA of our Form 10-K.
We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.
On November 2, 2014, we entered into an agreement with Cognizant Healthcare Services, LLC for the performance of a significant portion of our business process and information technology activities. As a result of the agreement, we anticipate a material reduction in our annual general and administrative and depreciation expense by 2017. However, the agreement is conditioned upon regulatory approval of the transaction, and there can be no assurance that such approval will be obtained in a timely manner or at all. Regulators may also require us to make changes to the transaction as a condition precedent to approval. If regulatory approval is not obtained, substantially delayed or conditioned on changes to the terms of the transaction, we may not be able to fully realize anticipated cost savings or other expected benefits of the transaction. In addition, assuming the transaction closes, the success of our business will depend in part on Cognizant’s ability to perform the contracted functions and services in a timely, satisfactory, and compliant manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a timely, satisfactory or compliant manner, we may not fully achieve anticipated cost savings or other expected benefits of the transaction; we may be subject to regulatory enforcement actions; we may be vulnerable to security breaches that threaten the security and confidentiality of our information and data; we may not be able to meet the full demands of our customers or be subject to claims against us by our members; and we may have difficulty in finding alternate providers on terms favorable to us, or at all. Any of the foregoing could, individually or in the aggregate, have an adverse impact on our business. For additional information on these and other risks associated with third party arrangements such as the Cognizant transaction, please refer to the risks set forth in our Form 10‑K, including those in Item 1A. Risk Factors under the heading “We are subject to risks associated with outsourcing services and functions to third parties.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. Including the additional $323.7 million authorized repurchase authority, the remaining authorization under our stock repurchase program as of September 30, 2014 was $211.0 million.
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

A description of our stock repurchase program and tabular disclosure of the information required under this Item 2 is contained in Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and in Part I— “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Stock Repurchases.”

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1†+	Consulting Services Agreement, dated as of September 3, 2014, by and among Joseph C. Capezza, 135 Cliff Road Consultants, LLC and Health Net, Inc., a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (3) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	November 3, 2014	By:	/s/ JAMES E. WOYS
James E. Woys
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 3, 2014	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†+	Consulting Services Agreement, dated as of September 3, 2014, by and among Joseph C. Capezza, 135 Cliff Road Consultants, LLC and Health Net, Inc., a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (3) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan.