Form 10-Q/A
period 2014-06-30
HEALTH NET INC
filed 2014-11-24
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Health Net, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2014 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to amend Exhibit 10.2 (the “Exhibit”) originally filed with the Form 10-Q. The Company had sought confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for portions of the Exhibit and, following correspondence with the Staff of the Commission’s Division of Corporate Finance, is re-filing the Exhibit to indicate the amount of information being redacted from certain sections therein. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with the Form 10-Q.
Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-Q. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and, except for the revised Exhibit, does not modify or update in any way any disclosures made in the Form 10-Q. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
Item 6. Exhibits
Reference is made to the Exhibit Index included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	November 21, 2014	By:	/s/ James E. Woys
James E. Woys
Executive Vice President, Chief Financial and Operating Officer, and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 21, 2014	By:	/s/ Marie Montgomery
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Certain Compensation and Benefit Arrangements with Respect to Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 18, 2014.
10.2†**	Amendment No. 4 to Master Agreement, effective as of March 1, 2014, between Health Net, Inc. and International Business Machines Corporation.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
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

__________

†	A copy of the exhibit is being filed with this Amendment No. 1 on Form 10-Q/A.
*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.
**
This Exhibit has been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934 which has been filed separately with the Securities and Exchange Commission.

***
Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014.