Form 10-K
period 2014-12-31
HEALTH NET INC
filed 2015-02-27
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $3,265,069,381 (which represents 78,600,611 shares of Common Stock held by such non-affiliates multiplied by $41.54, the closing sales price of such stock on the New York Stock Exchange on June 30, 2014).
The number of shares outstanding of the registrant’s Common Stock as of February 23, 2015 was 76,903,375 (excluding 76,238,167 shares held as treasury stock).
Documents Incorporated By Reference
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

HEALTH NET, INC.

PART I
Item 1. Business.
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, dual eligible, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and U.S. Department of Veterans Affairs programs. Through our subsidiaries, we also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
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
We make available free of charge on or through our Internet web site, www.healthnet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Such materials also are available free of charge on the SEC website, www.sec.gov. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors also are available on our Internet website. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Relations by telephone at (818) 676-6000. We have included our and the SEC’s Internet website addresses throughout this Annual Report on Form 10-K as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10-K.
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
Segment Information
Our reportable segments for 2014 are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, our Divested Operations and Services was closed out after completion of transition and run-out activities related to our sold businesses as discussed below. For additional financial information regarding our reportable segments, see “—Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Western Region Operations Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare and Medicaid health plans as well as the operations of our health and life insurance companies and certain operations of our behavioral health and pharmaceutical services subsidiaries, primarily in Arizona, California, Oregon and Washington. As of December 31, 2014, we had approximately 3.2 million risk members in our Western Region Operations segment.

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

•
POS and EOA Plans: Our point of service or POS plans and our elect open access or EOA plans blend the characteristics of HMO, PPO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower copayments (particularly within the medical group), but also have coverage, generally at higher copayment or coinsurance levels or with coverage limitations, for services received outside the network.

•
EPO Plans and HSP: Our Exclusive Provider Organization or EPO plans and Healthcare Service Plans or HSP similarly blend elements of traditional HMO and PPO plans. Referrals are not required for in-network specialty care, but there are no out of network benefits other than emergency care. In some, but not all, plans members select a PCP that coordinates most care.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has altered and continues to alter the dynamics of the health care insurance industry. The breadth and scope of these changes have presented us with a number of new and substantial business opportunities as well as a number of strategic and operational challenges. Among other things, the ACA required the modification of existing commercial products and the development of new products beginning with the 2014 benefit year. In response, we developed new health plans both for the ACA’s individual health insurance exchanges and for off-exchange use that met the ACA’s essential health benefits standard and other requirements. These products incorporated new cost sharing features as required by the ACA. Whether sold through the exchange or off-exchange, these products also had to meet the requirements of four “metal” tiers-Bronze, Silver, Gold and Platinum. Plans offered in each tier have to achieve a prescribed actuarial value. On the exchanges we must offer at least one silver and one gold product. We also offer catastrophic plans. For additional information on the exchanges, see "—Western Region Exchanges."
In recent years, the health care industry has seen a renewed interest in the managed care model. The evolving health care landscape, including the changes presented by the ACA and related state initiatives and regulations, have, among other things, resulted in increased popularity of health care delivery systems that focus on coordination of care and cost management, particularly through the use of fixed payment models, otherwise referred to as capitation. A recent example is California’s Coordinated Care Initiative, or “CCI,” which required that California Medicaid (“Medi-Cal”) beneficiaries in the participating CCI counties receive their benefits from managed care health plans. For additional information on the CCI, see "—California Coordinated Care Initiative."

In addition, we believe that economic pressures have caused customers (both individuals and employer groups) increasingly to make health insurance purchasing decisions based on “value versus choice.” We believe that many customers are choosing health plans that offer better financial value over health plans that may offer broader networks that require higher premiums. We have developed and are selling products using tailored networks to meet this need. These tailored network products use dedicated provider networks that share our commitment to quality health care and affordability. These products also incorporate benefit levels that help ensure our members have access to the care they need.
We offer tailored network HMO, EPO or HSP products throughout our Western Region Operations segment. These products are structured in a variety of ways. They may include a tiered provider option, be organized in conjunction with a strategic provider partner or be created specifically for particular populations and geographically proximate networks. For example, our HMO CommunityCareSM product offers a network of HMO doctors, specialists and hospitals designed to meet the unique needs of the individual exchange markets. Our Salud Con Health NetSM product line is a suite of affordable plans developed for the Latino community. In addition, we have developed tailored network products with strategic provider partners in California, Arizona, Oregon and Washington, and we have developed customized products for large employer groups with a large geographic distribution within a particular state. We believe our strength in tailored network products has been an important factor in the enrollment growth that we experienced in 2014 in both our on-exchange and off-exchange HMO, EPO or HSP plans that utilize tailored networks.
We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS, PPO/EOA and HSP products. In California, under a capitation payment model, we pay a provider group a fixed amount per member on a regular basis, usually monthly, and the provider group accepts the risk of the frequency and cost of member utilization of professional services. We believe that capitation payment models incentivize providers to focus more on preventive care and cost management. Under these payment models, we believe members are more likely to receive a comprehensive array of appropriate and timely preventive services than in fee-for-service models, thereby helping to improve members’ health, reduce the need for more costly acute care interventions and, in so doing, lower the rate of growth of health care costs. With its focus on improving patient care through shared risk amongst providers and health insurers, the capitation payment model shares certain similarities with the Accountable Care Organization (“ACO”) model that is one of the ACA’s primary initiatives for improving the quality and efficiency of health care delivery systems. See “—Provider Relationships” for additional information about our capitation fee arrangements and “Item 1A. Risk Factors-If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the challenges we face with providers in the changing health care environment. As of December 31, 2014, approximately 67% of our California commercial membership was enrolled in capitated medical groups. In addition, approximately 70% of our Medicare, 73% of our Medicaid and all of our dual eligibles businesses are linked to capitated provider groups.
As of December 31, 2014, 63% of our commercial members in our Western Region Operations segment were covered by conventional HMO products, 34% were covered by POS and PPO products, and 3% were covered by other related products.
Membership in our tailored network products was approximately 50% of total commercial membership as of December 31, 2014, compared with 38% as of December 31, 2013. As of December 31, 2014, approximately 64% of our California commercial capitated membership was enrolled in tailored network products.
The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (defined as employer groups with 2 to 50 employees) members, commercial individual members, Medicare Advantage members, Medicaid members, and dual eligibles members as of December 31, 2014 (our Medicare, Medicaid and dual eligibles businesses are discussed below under “—Medicare Products,” “—Medicaid and Related Products” and “—California Coordinated Care Initiative," respectively):

Commercial—Large Group	546,523	(a)
Commercial—Small Group	313,073	(b)
Commercial—Individual	332,082	(c)
Medicare Advantage	274,781
Medicaid	1,675,801
Dual Eligibles	16,426
___________

(a)	Includes 360,901 HMO members, 92,849 POS members, 58,802 PPO members, 9,461 EPO members and 24,510 members in other related products.

(b)	Includes 153,299 HMO members, 21,021 POS members, 137,717 PPO members and 1,036 EPO members.

(c)	Includes 233,696 HMO members, 2,842 POS members, 95,521 PPO members, and 23 EPO members.
As of December 31, 2014, our total membership was comprised of approximately 38% commercial, 8% Medicare Advantage, 53% Medicaid, and 1% dual eligibles. As of December 31, 2014, our commercial enrollment was comprised of approximately 46% large group, 26% small group and 28% individual accounts. Our membership in individual accounts increased from 11% of our commercial enrollment as of December 31, 2013, driven in large part by membership increases in the health insurance exchanges, which are further described below under the heading “—Western Region Exchanges.”
The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2014:

Number of Employer Groups	27,965
Largest Employer Group as % of commercial enrollment	9.0%
10 largest Employer Groups as % of commercial enrollment	21.4%
Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for a discussion on changes in our membership levels during 2014.
Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc., Health Net Access, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 178,064 including 60,743 tailored network members, as of December 31, 2014. Our Medicare Advantage membership in Arizona was 45,873 as of December 31, 2014. Our Medicaid membership in Arizona was 80,913 as of December 31, 2014.
California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), Health Net Community Solutions, Inc. (“HNCS”), and HNL. HN California, our California HMO for commercial and Medicare Advantage programs, and HNCS, our California HMO for Medicaid programs, together constitute one of the largest HMOs in California as measured by total membership and together have one of the largest provider networks in California. Our commercial membership in California as of December 31, 2014 was 957,495, including 523,890 tailored network members. Our Medicare Advantage membership in California as of December 31, 2014 was 172,554. Our Medicaid membership in California as of December 31, 2014 was 1,594,888 members. Our dual eligibles membership in California as of December 31, 2014 was 16,426 members.
Northwest. The Northwest includes our Oregon and Washington health plan operations, which are conducted by our subsidiaries, Health Net Health Plan of Oregon, Inc. (“HNOR”) and HNL. Our commercial membership in Oregon was 47,646 including 8,240 tailored network members, as of December 31, 2014. Our commercial membership in Washington was 8,473 as of December 31, 2014. Our Medicare Advantage membership in Oregon and Washington was 56,354 as of December 31, 2014. We did not have any Medicaid members in Oregon or Washington as of December 31, 2014.
Medicaid and Related Products
We are one of the two largest Medicaid managed care health plans in California based on membership as of December 31, 2014. We experienced significant growth in our Medicaid business during 2014, primarily the result of Medicaid expansion under the ACA, which is discussed in further detail below under the heading “—Medicaid Expansion and Recent State Legislation.” As of December 31, 2014, we had 1,594,888 members enrolled in Medi-Cal and other California state health programs, and we had 80,913 Medicaid members enrolled in Arizona.
California
To enroll in our Medi-Cal products, an individual must be eligible for Medicaid benefits in accordance with California's regulatory requirements. The State of California's Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medicaid members. The monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, a member's health status, age, gender, county or region, benefit mix and member eligibility category. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.
Medi-Cal is a public health insurance program that provides health care services for low-income individuals residing in California, and is financed by the state of California and the federal government. As of December 31, 2014, through HNCS, we had Medi-Cal operations in 12 California counties: Fresno, Kern, Kings, Los Angeles, Madera, Riverside, Sacramento, San Bernardino, San Diego, San Joaquin, Stanislaus and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2014, 848,898 of our Medi-Cal members resided in Los Angeles County, representing approximately 53% of our Medi-Cal membership.
In November 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle certain rate disputes related to prior years. Under the Agreement, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates. As a result, our agreement to provide Medi-Cal services in Los Angeles County is currently scheduled to expire by its terms on March 31, 2019. The Agreement also established an account to track retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, which includes our seniors and persons with disabilities population—also referred to as the aged, blind and disabled (“SPDs”), our participation in the dual eligibles demonstration portion of the CCI that began in April 2014 and Medi-Cal expansion populations (our “state-sponsored health care programs”) that also began in 2014. These retrospective premium adjustments are designed to help maintain minimum pretax margins with respect to our Medi-Cal operations. For additional information on the Agreement, see Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition," to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Arizona
In March 2013, we were awarded a contract by the Arizona Health Care Cost Containment System ("AHCCCS") to administer Medicaid benefits in Maricopa County, Arizona, beginning on October 1, 2013. AHCCCS uses federal, state and county funds to provide health care coverage to the State’s acute and long-term care Medicaid populations, low income groups and small businesses. Since 1982, when it became the first statewide Medicaid managed care system in the nation, AHCCCS has operated under a federal Section 1115 Medicaid waiver authority that allows for the operation of a total managed care model. AHCCCS contracts for acute care services in seven geographic service areas that include 15 Arizona counties. Our contract for Maricopa County has an initial term of three years with two additional one-year extensions. In accordance with AHCCCS contractual requirements, we established a subsidiary, Health Net Access, Inc., whose sole activity is to perform the obligations under the AHCCCS contract.
AHCCCS makes monthly prospective capitation payments to contracted health plans responsible for the delivery of care to members. As with our monthly fee under Medi-Cal, the monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, a member's health status, age, gender, county or region, benefit mix and member eligibility category.
Medicaid Expansion and Recent State Legislation
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level (“FPL”) to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this “Medicaid expansion,” which has increased and is expected to continue to increase our Medicaid membership.
California also recently enacted a bill under which DHCS expanded the list of benefits that we are required to provide to our Medi-Cal population. Under this legislation, which became effective as of January 1, 2014, we began administering certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion, and closely coordinating mental health and substance abuse services activities with county mental health departments.

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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and requires that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, HNCS entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we have received and expect to continue to receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego Counties.
In January 2014, CMS and DHCS informed us that based on its readiness assessments, we were able to enroll members beginning April 1, 2014, and could begin marketing for the dual eligibles demonstration in accordance with the guidelines and timeframes for Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive Medicare services through either fee-for-service Medicare or the Medicare Advantage program, but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014. Based on our understanding of the passive enrollment methodology, we estimate that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively. As of December 31, 2014, we had 16,426 dual eligibles members.
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. See “Item 1A. Risk Factors—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons” for a discussion of some of the risks associated with our participation in the CCI.
The managed care services provided by HNCS to enrollees under the Cal MediConnect Contract include medical, prescription drug, LTSS, and behavioral health services. HNCS’s responsibilities under the Cal MediConnect Contract also include providing traditional managed care services, including quality improvement, grievance and appeals, provider network establishment, and utilization management functions. HNCS also performs care coordination, case management services and health risk assessments, and develops individualized care plans for enrollees. We have developed our model for managing LTSS, building on our internal expertise and utilizing expert vendor resources to fulfill certain functions, including the risk stratification and health risk assessment (HRA) services required under the program. We have also developed our provider network for LTSS, including contracting with and training a variety of ancillary providers and capitated provider groups with a demonstrated capability for managing long-term care patients.
Compensation. Under the Cal MediConnect Contract, we are compensated on a capitated, prospective per-member-per-month basis, subject to CMS and DHCS modification of the capitation rates, which are currently based on the historical fee-for-service cost for providing care to dual eligibles. The Cal MediConnect Contract includes a risk adjustment process that adjusts the capitation payment to HNCS based on the health characteristics of the enrollee population, and includes risk corridor provisions that limit our upside financial gains and reduce our downside financial risk. DHCS and CMS also withhold a portion of capitation payments pending and payable upon satisfaction of certain pre-established quality standards. The financial performance of the Cal MediConnect Contract is included in the calculation of the settlement account that was established pursuant to the terms of the Settlement Agreement entered into by DHCS, HNCS and Health Net of California, Inc. on November 2, 2012, which is further discussed above under the heading “—Western Region Operations Segment—Medicaid and Related Products.”
Term and Termination. Assuming that no party elects to terminate or not to renew the Cal MediConnect Contract, the dual eligibles demonstration will continue through December 31, 2017. CMS or DHCS may immediately terminate the Cal MediConnect Contract for various reasons, or may terminate for no reason with 180 days’ prior written notice.
Western Region Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California and Oregon received approval by the U.S. Department of Health and Human Services (“HHS”) and began operating state-run exchanges in 2013. HHS operates the exchange in Arizona.
We currently participate as Qualified Health Plans ("QHPs") in the exchanges in California and Arizona. Open enrollment for the coverage year beginning January 1, 2015 began on October 1, 2014 and ended on February 15, 2015. Continued participation in these exchanges and future participation in any other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers from the exchanges. Certain factors to be considered for continued participation in the exchanges may be subject to change. We believe the exchanges represent a significant commercial business opportunity for us, and the growth we experienced through the first open enrollment period demonstrated that our tailored network products are particularly well suited to the exchange environment as demonstrated by the 21% of market share we acquired in the first year of the exchanges with 81% of that concentrated in our tailored network offerings as of December 31, 2014. As of December 31, 2014, we had approximately 269,784 active individual members through the California, Arizona and Oregon exchanges, including 182,962 in our Silver tier HMO product, CommunityCareSM.
We have made and are continuing to make significant efforts to design and implement a cohesive operational and economic strategy with respect to the exchanges and the ACA’s other relevant provisions, including premium stabilization provisions designed to apportion risk amongst insurers. Implementation of the exchanges remains ongoing, as significant portions of the insurance market, including small business groups, are expected to enter the exchanges for the first time in 2015. Moreover, in the second year of the exchanges, we expect that the marketplace will react to the pricing data, information and other feedback that is and becomes available following the completion of the first year of the exchanges. Accordingly, we will need to continue to monitor this market and remain nimble in our strategic approach. This changing framework may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain areas of our markets, our financial condition, cash flows and results of operations may be adversely affected. For a discussion of the risks related to the exchanges, and the state and federal government actions impacting the exchanges and the effect on our competitive landscape, see “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations,” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.”
In the Arizona individual market we offer HMO products in three counties and PPO plans statewide both through the exchange and off- exchange. We offer HMO and PPO products to small business groups statewide both through the exchange and off-exchange. We currently operate in 13 of 19 exchange rating regions in California in the individual market, and in all 19 California exchange rating regions in the small business health options program (“SHOP”). In Southern California, we offer HMO and HSP products in the individual market that collectively cover all metal tiers and the catastrophic category level and offer PPO and EPO products that collectively cover all metal tiers in the SHOP. Outside of Southern California, we offer EPO products in the individual market that cover all metal tiers and the catastrophic category level and offer PPO and EPO products that collectively cover all metal tiers in the SHOP.
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
Medicare Advantage Products
As of December 31, 2014, we were one of the nation's largest Medicare Advantage contractors based on membership of 274,781 members. We contract with CMS under the Medicare Advantage program to provide Medicare

Advantage products directly to Medicare beneficiaries and through employer and union groups. We provide or arrange health care benefits for services normally covered by Medicare, plus a broad range of health care benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies by the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits.
Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 28,801 members as of December 31, 2014 through either individual Medicare supplement policies or employer group sponsored coverage.
We provide Medicare Advantage plans in select counties in Arizona, California, Oregon and Washington, and provide prescription drug benefits in most of our Medicare Advantage plan offerings. We also provide multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in Arizona and California, chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure and diabetes) in California, Oregon and Arizona. These plans provide access to additional health care and prescription drug coverage.
CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on performance in certain measures of quality. The Star Ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star Rating (calculated in 2013), Medicare Advantage plans were required to achieve a minimum of 4 Stars to qualify for a quality bonus payment in 2015. The methodology and measures included in the Star Ratings system can be modified by CMS annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally.
For the 2015 Star rating (calculated in 2014 for the 2016 payment year), our California HMO and Oregon HMO and PPO contracts with CMS were measured at 4.0 Stars, our Arizona HMO contract was measured at 3.5 Stars and our California PPO contract was measured at 3.0 Stars. See "Item 1A. Risk Factors—Medicare programs represent a significant portion of our business and are subject to risk" for additional information on our star ratings.
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
Pharmacy Benefit Management
We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2014, HNPS provided integrated PBM services to approximately 3.0 million Health Net members who have pharmacy benefits, including approximately 269,000 of our Medicare members and approximately 16,000 of our dual eligibles members.
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
Behavioral Health
We administer and arrange for behavioral health benefits and services through our subsidiary, Managed Health Network, Inc., and its subsidiaries (collectively “MHN”). MHN offers behavioral health, and substance abuse programs on an insured and self-funded basis to groups in various states, and these programs and services are included as a standard part of most of our commercial health plans. MHN's benefits and services are also sold in conjunction with other commercial and Medicare products and on a stand-alone basis to unaffiliated health plans and employer groups. In addition, MHN administers employee assistance programs (“EAPs”) for groups in several states. Through our EAPs, we assess and refer employees of employer groups to a variety of non-medical services and information designed to improve workplace productivity. MHN also holds contracts with the U.S. Department of State (“State Department”) and the U.S. Agency for International Development (“USAID”) to provide EAP counseling services tailored for State Department and USAID employees and family members while posted overseas. In addition, effective January 1, 2014, we are required to administer certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion.
MHN's products and services were provided to approximately 7.1 million individuals as of December 31, 2014, with approximately 147,000 individuals under risk-based programs, approximately 2.8 million individuals under self-funded programs and approximately 4.1 million individuals under EAPs, including those who are also covered under other MHN programs. In 2014, MHN's total revenues were $46.6 million. Of that amount, $3.0 million represented revenues from business with MHN affiliates and $43.6 million represented revenues from non-affiliate business. The foregoing excludes results and information related to MHN's administration and monitoring of the non-medical counseling program for the Department of Defense under the DoD sponsored Military Family and Life Counseling (“MFLC”) program formerly Military Family and Life Consultant program, which is reported in our Government Contracts reportable segment. See “—Government Contracts Segment—Other Department of Defense Contracts.”
Dental and Vision
We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2014 our current and prospective group plan members in Arizona and California had the option to elect private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP affiliated companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington, as well as to Medicaid enrollees in Arizona. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal enrollees. Vision Service Plan serves as the underwriter and administrator for the vision services we provide to our Medi-Cal enrollees in California and Medicaid enrollees in Arizona.
Government Contracts Segment
Our Government Contracts segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care and behavioral health government contracts. On April 1, 2011, we began delivery of administrative services under the Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing.
Our Government Contracts segment also includes other health care and behavioral health government contracts, and subcontracts that we administer for the DoD, the U.S. Department of Veterans Affairs (“VA”) and certain other federal, state and local government entities. Certain components of these contracts are subcontracted to unrelated third parties.
Amounts receivable under government contracts are comprised primarily of contractually defined billings, accrued contract incentives under the terms of the contract and amounts related to change orders for services not originally specified in the contract. In general, government receivables are estimates and are subject to government audit and negotiation. See “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
TRICARE
Our wholly owned subsidiary, Health Net Federal Services, LLC (“HNFS”), is a Managed Care Support Contractor in the North Region for the DoD TRICARE program. We have been serving the DoD since 1988 under the TRICARE program and its predecessor programs, and we believe we have established a solid history of operating performance in this line of business. We believe there will continue to be further opportunities to serve the DoD and other governmental organizations, such as the VA, in the future.
We began providing services under the T-3 contract on April 1, 2011. The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers portions of the states of Iowa and Missouri.
As a Managed Care Support Contractor for the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million Military Health System (“MHS”) eligible beneficiaries. Eligible active duty service members and their families, retired service members and their families, survivors of retired service members, and qualified former spouses are able to choose from a variety of TRICARE program options, including TRICARE Prime, which is similar to a conventional HMO plan. Non-active duty service members can select, on a case-by-case basis, to utilize TRICARE Extra, which is similar to a conventional PPO plan, or TRICARE Standard, which is similar to a conventional indemnity plan.
Under TRICARE Prime, enrollees pay an enrollment fee (which is zero for active duty service members and their families) and select a primary care physician from our contracted provider network. The primary care physicians are responsible for making referrals to specialists and hospitals. Active duty service members and their families enrolled in TRICARE Prime have no copayments. However, all other TRICARE Prime enrollees are subject to copayments for medical services. TRICARE Prime enrollees may opt, on a case-by-case basis, for a Point-of-Service option in which they are allowed to self-refer to a network or non-network provider, but incur a deductible and a cost-share. The Point of Service option is not available for active duty service members.
Under TRICARE Extra, eligible beneficiaries receive services from a TRICARE network provider but incur a deductible and cost-share that may be greater than the TRICARE Prime copayment. Beneficiaries utilizing TRICARE Extra realize a five percent cost-share savings over TRICARE Standard. Under TRICARE Standard, eligible beneficiaries receive services from a TRICARE authorized provider, either participating or non-participating, but incur a deductible and higher cost-share than under TRICARE Prime or TRICARE Extra. In addition, TRICARE offers premium-based health plans for eligible beneficiaries. Qualified Selected Reserve members may purchase TRICARE Reserve Select (“TRS”), which is a TRICARE Standard benefit. TRS members have the same costs as active duty family members. Qualified retired Reserve members may purchase TRICARE Retired Reserve (“TRR”), also a TRICARE Standard benefit. TRR members have the same costs as retired service members. TRICARE Young Adult (“TYA”) is available for purchase by eligible young adults under age 26. TRICARE currently offers a TYA Standard plan and a TYA Prime plan.
The T-3 contract has five one-year option periods. We are currently in option period 5, which commenced on April 1, 2014 and is scheduled to end on March 31, 2015. In June 2014, at the request of the DoD, we submitted a proposal to add three additional one-year option periods to the T-3 contract. We currently expect negotiations relating to this proposal to conclude on or prior to March 31, 2015. If the negotiations conclude as expected, we expect the DoD to exercise the first of the three one-year options by that date. If all three one-year option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. The DoD intends to re-procure managed care support services for the TRICARE program for the period beginning in 2017, and, to that end, released a draft Request for Proposals on November 3, 2014. The T-3 contract services are currently structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
For additional information regarding our previous TRICARE contract for the North Region and the T-3 contract for the North Region, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”

Military Family and Life Counseling Program.
Our wholly owned subsidiary, MHN Government Services, is party to a MFLC contract that was awarded by the Department of Defense to implement, administer and monitor the non-medical counseling MFLC program. The contract was initially awarded in August of 2012 and is a second-generation contract under the MFLC program. The contract has a five-year term that includes a 12-month base period and four 12-month option periods. The DoD has exercised the first and second option periods under the contract, and the second option period is scheduled to end on August 14, 2015. For the year ended December 31, 2014, revenues from the MFLC contract were $119.7 million. For additional information on the risks associated with our MFLC contract, see “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
Patient Centered Community Care Program
In September 2013, VA awarded HNFS a contract under its new Patient Centered Community Care (“PC3”) program. The PC3 program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, VA exercised option period 1 which commenced on October 1, 2014 and is scheduled to end on September 30, 2015. In addition to the one-year option periods, VA has the ability to extend the PC3 program contract an additional two years and six months based on VA's need.
In August 2014, VA expanded our PC3 contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 (“VACAA”). VACAA allows eligible veterans who live more than 40 miles from a VA facility or are unable to get a VA appointment within 30 days of their preferred date, or within 30 days of the date determined medically necessary by their physician, to obtain approved care in their community instead. The VACAA modification to our PC3 contract (the "VACAA modification") expires no later than September 30, 2017. The VACAA modification includes, among other things, the production and distribution of the new Veterans Choice Card, which allows veterans to elect to receive care outside of VA when they qualify. As a result, approximately 5 million veterans have been provided with a Veterans Choice Card. Moreover, in connection with the VACAA modification, we operate a call center to assist veterans in determining their eligibility to use the card, and to help educate them on the VACAA. We also assist eligible veterans in obtaining an appointment with a community provider meeting VACAA requirements. We provide these services in the three PC3 regions in which we operate.
For the year ended December 31, 2014, revenues from the PC3 contract were approximately $24.7 million. For additional information on the risks associated with our PC3 contract, see “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
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
Due to the sale of our Medicare stand-alone prescription drug plan business on April 1, 2012, starting with the first quarter of 2012, Divested Operations and Services reportable segment included transition-related revenues and expenses related to the sale of our Medicare PDP business to an affiliate of CVS Caremark.
As of December 31, 2012, we had substantially completed the administration and run-out of both of our divested businesses.

Provider Relationships
The following table sets forth the number of primary care physicians, specialist physicians and other health professionals contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”) as of December 31, 2014. We have a number of physicians and other health professionals who are contracted providers for both HMOs and PPOs in our Western Region Operations, as follows:

Primary Care Physicians (includes both HMO and PPO physicians)	27,207
Specialist Physicians (includes both HMO and PPO physicians)	61,882
Health Professionals - Other (includes both HMO and PPO)	35,029
Total	124,118
Under our California HMO, EPO, HSP and POS plans, all members are required to select, or otherwise will be assigned to, a PPG and generally also a primary care physician from within the PPG. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director as required under the terms of our various plans and PPG contracts) to specialists and hospitals. Additionally, our tailored network products utilize a network that is smaller than our broader HMO network but contains a comprehensive array of physicians, specialists, hospitals and ancillary providers. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.
PPG and physician contracts generally are for a period of at least one year and are automatically renewable unless terminated, with certain requirements for maintenance of good professional standing and compliance with our quality, utilization and administrative procedures. In California, PPGs generally receive a monthly capitation payment for every member assigned to it. The capitation payment represents payment in full for all medical and ancillary services specified in the provider agreements. For these capitation payment arrangements, in cases where the capitated PPG cannot provide the health care services needed, such PPGs generally contract with specialists and other ancillary service providers to furnish the requisite services under capitation agreements or negotiated fee schedules with specialists. Outside of California, most of our HMOs reimburse physicians according to a discounted fee-for-service schedule, although several have capitation arrangements with certain providers and provider groups in their market areas. A provider group's financial instability or failure to pay secondary providers for services rendered could lead secondary providers to demand payment from us, even though we have made our regular capitated payments to the provider group. Depending on state law and the regulatory environment, it may be necessary for us to pay such claims.
In our PPO plans, members are not required to select a primary care physician and generally do not require prior authorization for specialty care. For services provided under our PPO products and the out-of-network benefits of our POS products, we ordinarily reimburse physicians pursuant to discounted fee-for-service arrangements.
HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. As of December 31, 2014, HNFS had 223,222 physicians, 3,862 facilities and 20,693 ancillary providers in its TRICARE network. HNFS also maintains a provider network comprised of approximately 49,270 providers in Regions 1, 2, and 4 in support of VA’s PC3 program.
Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 58,811 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,384 facilities.
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
 Additional Information Concerning Our Business
Competition
We operate in a highly competitive environment in an industry currently subject to ongoing significant changes resulting from the ACA, business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal health care reform legislation described below in “—Government Regulation”. Our primary competitors include managed health care companies, insurance companies, HMOs, third party administrators, self-funded groups and provider owned plans. Our health plans face substantial competition from both for-profit and nonprofit health plans that offer HMO, PPO, self-funded and traditional indemnity insurance products (including self-insured employers and union trust funds). We also face substantial competition from both for-profit and nonprofit health plans, as well as other non-health plan companies with respect to our contracts with state and federal government agencies, including our T-3, MFLC and PC3 contracts with the federal government, as well as our Medicaid and dual eligibles contracts, each of which may be subject to periodic re-competition. Some of our competitors have substantially larger enrollment and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.
Our primary commercial and Medicare competitors in California are Kaiser Permanente, Anthem Blue Cross of California, Blue Shield of California, and United/PacifiCare. Together, these four plans and Health Net account for approximately 82% of the insured commercial and Medicare market in California. Based on the number of 2014 enrollees, Kaiser is the largest managed health care company in California and Anthem Blue Cross of California is the largest PPO provider in California. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California, with a significant share of the self-insured market.
In Arizona, our primary commercial and Medicare competitors are BlueCross BlueShield of Arizona, Aetna, Inc., Cigna Corp., UnitedHealth Group, Inc., Anthem, Inc. and Humana, Inc.
In the California and Arizona Medicaid markets, we compete for members with other entities that have been awarded Medicaid contracts in the same counties, and if an applicable Medicaid county or region is put up for bid, we generally compete for state Medicaid contracts with other managed health care companies, both for profit and not-for-profit.
Our Oregon health plan competes primarily with Regence Blue Cross Blue Shield of Oregon, Kaiser Permanente, Moda Health Plan, Inc., Providence Health Plan, and PacificSource Health Plans.
With respect to the T-3 contract for the TRICARE North Region, and our MFLC and PC3 contracts, our primary competitors in the bidding process include Humana, United HealthGroup, Inc., Aetna, Inc., Anthem, Inc., Magellan Health Services, ValueOptions, Inc. and TriWest Healthcare Alliance, among others.
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
Cognizant Transaction
On November 2, 2014, we entered into a Master Services Agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation (collectively, "Cognizant"). Under the terms of the Master Services Agreement, Cognizant will, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services"). We will retain responsibility for our security policies and regulatory oversight.
Concurrent with executing the Master Services Agreement, we entered into an asset purchase agreement with Cognizant (the "Asset Purchase Agreement"), through which Cognizant will purchase certain software assets and related intellectual property from us for $50 million. These assets will include one of our claims processing systems, which will be used to perform a portion of the BP and IT Services. See Note 3 to our consolidated financial statements under the heading “Assets Held for Sale” for additional information on the assets sold in this transaction.
The transaction, including the related asset purchase (the "Cognizant Transaction"), is expected to close in the first half of 2015, subject to the receipt of required regulatory approvals. We expect that certain of our employees will become employees of Cognizant or its subcontractors, and that certain positions will be eliminated, as part of the Cognizant Transaction.
The initial term of the Master Services Agreement is seven years, commencing on the later of (i) ten business days following final regulatory approval of the Cognizant Transaction, and (ii) March 1, 2015 (the "Commencement Date"). We have two options to extend the Master Services Agreement for one year each by giving notice to Cognizant no less than three months prior to the end of the then existing term.
We will pay Cognizant for the BP and IT Services through a combination of fixed and variable fees, with the variable fees fluctuating based on our actual need for such services. Based on the currently projected usage of BP and IT Services over the initial term of the Master Services Agreement, we expect to pay Cognizant approximately $2.8 billion, subject to price adjustments described in the Master Services Agreement. The Master Services Agreement is expected to generate approximately $150 million to $200 million in annual general and administrative and depreciation expense savings for us by 2017.
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
The Cognizant Transaction is subject to certain risks and uncertainties, including with respect to the receipt of required regulatory approvals, which are discussed in further detail in "Item 1A. Risk Factors."Marketing and Sales
We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet and the new ACA-mandated exchanges. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our large group business, in general, we solicit enrollees from the employee base directly during “open enrollment” periods when employees are permitted to change health care programs. We use a variety of techniques to attract new enrollees and retain existing members, which at times include, without limitation, direct mail, work day and health fair presentations and telemarketing. Similar methods are used by our Medicare business to market to eligible individuals. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs. Several states in which we operate, including California and Arizona, have launched health insurance exchanges in response to the ACA. The establishment of the exchanges under the ACA created a new competitive insurance marketplace for individuals and small businesses. As these exchanges mature, we intend to refine and enhance our exchange related marketing strategies.
Premiums for each employer group are generally contracted on a yearly basis and are payable monthly. We consider numerous factors in setting our monthly premiums, including changes in benefit design to address employer group needs and anticipated health care utilization rates as forecast by us based on the demographic composition of, and our prior experience in, our service areas. Premiums are also affected by applicable state and federal law and regulations that may directly or indirectly affect premium setting including, for example, premium loads for ACA-related taxes and fees assessed to health plans. Also, for policy years beginning January 1, 2014 and beyond, the ACA does not allow rating based on claims experience for small group and individual business. See “Item 1A. Risk Factors—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our health care costs, it could have a material adverse effect on our business, financial condition or results of operations” for additional information on regulations and legislation impacting our premium setting. Mandated benefits (requiring the coverage of certain benefits as a matter of law, whether desired by the group or not) also impact premiums. For example, in California and elsewhere, the ACA has impacted the scope of “essential health benefits” that health plans are required to offer, and mental health parity laws have generally broadened mental health benefits under health insurance policies offered by us and other carriers.
The ACA eliminated medical underwriting for medical insurance coverage decisions, including with respect to preexisting conditions (known as “guaranteed issue”). For additional detail on these and other requirements of the ACA, as well as certain associated risks, see “—Government Regulation—Health Care Reform Legislation and Implementation” and “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations.”
Information Technology
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis, identifying accounts for collection and detecting fraud, security threats and other risks. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have many different information systems that support our various lines of business and we develop new systems as needed to keep pace with continuing changes in technology and to support our operational needs, including potential business expansions. These systems require the ongoing commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs, evolving industry and regulatory standards, compliance with legal requirements (such as the ACA and ICD-10 (as defined below) and changing customer preferences).
We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems, and in November 2014 we announced the Cognizant Transaction, which would significantly increase the scope of services provided to us by third parties, subject to regulatory approval of the transaction. For additional information on the Cognizant transaction, see "—Cognizant Transaction" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
CMS recently adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expanded the number of codes utilized in claims processing. TheICD-10 coding set is currently required to be implemented by October 2015. We incurred significant expenses in 2014 to implement and support the ICD-10 coding set, and expect to incur incremental costs ahead of the required implementation date. In addition, our implementation and support of the requirements of the ACA and the CCI, including the dual eligibles demonstration, have required, and will continue to require the expenditure of significant resources as we continue to adapt to the changing guidance.
For additional information on our information technology and associated risks, see “Item 1A. Risk Factors—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities,” Item 1A. Risk Factors—If we fail to effectively maintain our information management systems, it could adversely affect our business,” “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” and “Item 1A. Risk Factors—If we or our business associates that handle certain information on our behalf fail to comply with requirements relating to patient privacy and information security, among other things, our reputation and business operations could be materially adversely affected.”
Medical Management
We believe that managing health care costs is an essential function for a managed care company. Among the medical management techniques we utilize to contain the growth of health care costs are pre-authorization or certification for certain outpatient services and inpatient hospitalizations and a concurrent review of active inpatient hospital stays and discharge planning. We believe that this authorization process, along with the inherent features of a capitation payment model, helps to reduce inappropriate use of medical resources and achieve efficiencies in referring cases to the most appropriate providers. We provide multiple models of care management and case management to our members, and also contract with third parties to manage certain conditions such as neonatal intensive care unit admissions and stays, as well as chronic conditions such as asthma, diabetes, chronic obstructive pulmonary disease, coronary artery disease and congestive heart failure. These techniques are widely used in the managed care industry and are accepted practices in the medical profession.
Accreditation
We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and URAC. NCQA and URAC are independent, non-profit organizations that review and accredit HMOs and other health care organizations. HMOs that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The Medicare line of business of our California HMO has received NCQA accreditation with a score of “commendable.” HN California's commercial HMO/POS, HNL's PPO and our Arizona HMO's commercial lines of business and HN California’s Medi-Cal line of business received NCQA accreditation with a score of “accredited.” Our MHN subsidiary has received a URAC accreditation status of “full” for both Health Utilization Management and Health Network, which is the highest status awarded by URAC.
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
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated preparation and implementation of these measures have had, and will continue to have an adverse impact on our revenues and the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict.

•
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposes a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. In 2014, this “health insurer fee” was assessed at a total of $8 billion nationwide. In 2015, it is expected to be assessed at a total of $11.3 billion nationwide in 2015 and will increase annually thereafter. The health insurer fee will be allocated pro rata amongst industry participants based on a ratio of net health insurance premiums written for the previous calendar year to total net premiums written for the U.S. health insurance industry, subject to certain exceptions and adjustments. In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee.

•
The ACA also required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We are participating as QHPs in the currently operating exchanges in California and Arizona. For further information on these exchanges, see the discussion above under the heading “—Segment Information—Western Region Operations Segment—Western Region Exchanges.”

•
The ACA also contains premium stabilization provisions designed to apportion risk amongst insurers. These stabilization provisions include a permanent risk adjustment provision applicable to the individual and small group markets that became effective at the beginning of 2014, which will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. Other premium stabilization provisions include the temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA. To adapt to this economic framework, we have dedicated significant resources and incurred significant general and administrative costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, have required us to focus on and manage different populations of potential members than we have in the past. The final determination and settlement of amounts due or payable from these premium stabilization provisions will not occur until 2015, and there is no assurance that the strategy we have executed will be successful or that the investments we have made to incorporate these provisions will be profitable.

•
The ACA allowed extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level (“FPL”) to an expanded pool of residents with incomes up to 133% of the FPL. Medicaid expansion has driven a significant increase in our Medicaid enrollment in 2014. For additional discussion of Medicaid expansion and our Medicaid program, see the discussion above under the heading “—Segment Information—Western Region Operations Segment—Medicaid and Related Products.”
For further information on certain of the provisions above and how they have impacted our operations in 2014, see Note 2 to our consolidated financial statements under the heading “Accounting for Certain Provisions of the ACA” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Western Region Operations Reportable Segment.”
Other provisions of the ACA include, among other things:

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
The schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. A number of potentially significant provisions of the ACA became effective January 1, 2014, including the health insurer fee, the operation of QHPs purchased through the exchanges, the premium stabilization provisions described above, the guaranteed availability requirement, Medicaid expansion and the individual mandate. Other provisions, such as the excise tax on certain high-premium insurance policies, and the employer mandate for certain small- and mid-size employers, will not take effect until a later date. However, some of these provisions have had an earlier impact on our operations, including in connection with the setting of our premium rates and general and administrative expenses incurred in preparation for the ACA as discussed above.
Certain legal and legislative challenges to the ACA remain including, but not limited to litigation in Arizona related to Medicaid expansion and a challenge to the validity of premium tax credits on federally-facilitated exchanges that is currently scheduled to be heard in the U.S. Supreme Court.
We and other health insurance companies face uncertainty and execution risk due to the multiple, complex ACA implementations that are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, increases the likelihood of a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and the CCI, as described under the heading “—Segment Information—Western Region Operations—California Coordinated Care Initiative” above. These initiatives require us to effectively incorporate new and expanded populations and, among other things, required us to effectively and efficiently restructure our provider network to, among other things, meet the ACA’s dynamic environment. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences.
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
For additional discussions of risks and uncertainties related to the ACA, see "Item 1A. Risk Factors."
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
Medicaid and Related Legislation. Federal law has also implemented other health programs that are partially funded by the federal government, such as the Medicaid program (known as Medi-Cal in California). Our Medicaid programs are regulated and administered in California by the DHCS and in Arizona by AHCCCS. Federal funding remains critical to the viability of these programs. Federal law permits the federal government to oversee and, in some cases, to enact, regulations and other requirements that must be followed by states with respect to these programs. Medicaid is administered at the federal level by CMS. The dual eligibles demonstrations under the CCI are regulated and administered in Los Angeles and San Diego counties by CMS and DHCS.
See the discussion above under the heading “—Western Region Operations Segment—Medicaid Expansion and Recent State Legislation,” "—Western Region Operations Segment—California Coordinated Care Initiative," and “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
Privacy Regulations. State, federal, and local laws and regulations govern the privacy and security of Protected Health Information (“PHI”), Personal Information (“PI”), and other categories of legally protected data that our businesses handle. Such laws and regulations include, but are not limited to: the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) along with implementing regulations for both (collectively, “HIPAA Rules”); the Federal Trade Commission Act; the privacy provisions in the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”); state privacy and security laws such as the California Confidentiality of Medical Information Act, the California Online Privacy Protection Act, and state laws that specifically regulate the use and disclosure of social security numbers; and state breach notification laws that require providing notification in the event of a breach of PI (such as Cal. Code § 1798.82). Privacy and security laws and regulations often change due to new or amended legislation, regulations or administrative interpretation. A variety of state and federal regulators enforce these laws, including but not limited to HHS, the Federal Trade Commission, state attorneys general, and other state regulators.
The HIPAA Rules impose privacy and security obligations regarding PHI on Covered Entities (which refers to certain health plans, health care clearinghouses and providers) including but not limited to:

•	complying with various requirements and restrictions related to the use, storage and disclosure of PHI,

•	implementing internal policies and procedures to maintain the privacy and security of PHI,

•
entering into written agreements with those entities that provide services to or on behalf of a Covered Entity and use, disclose, transmit, or maintain PHI in connection with these services (known as “Business Associates”), and

•	notifying individuals and regulatory authorities (and in some cases, the media) if PHI is compromised.
These regulations also establish significant criminal penalties and civil sanctions for non-compliance. These requirements have evolved over time through the enactment and subsequent implementation of the HITECH Act (which enhanced enforcement, set additional limitations on the use and disclosure of PHI, and imposed additional potential penalties for non-compliance) and the Genetic Information Nondiscrimination Act of 2008 (“GINA”) (which clarified that genetic information is protected under the HIPAA Privacy Rule and prohibited most health plans from using or disclosing genetic information for underwriting purposes).
Most recently, on January 17, 2013, HHS issued a final rule (“Omnibus rule”) that strengthened the privacy and security protections for PHI by modifying the HIPAA Privacy, Security, and Enforcement Rules and implementing statutory amendments required by the HITECH Act and GINA. For example, the Omnibus rule enhances an individual’s privacy protections, provides individuals new rights with respect to their PHI, strengthens the government’s ability to enforce the HIPAA Rules, sets limits on how information is used and disclosed for marketing and fundraising purposes, and prohibits the sale of an individuals’ health information without their permission. In addition, the Omnibus rule expanded the definition of which entities must be classified as a Business Associate and imposed on Business Associates many of the same privacy and security standards for protecting PHI that apply to Covered Entities. The final Omnibus Rule was effective on March 26, 2013. See “Item 1A. Risk Factors—We must comply with requirements relating to patient privacy and information security, including requiring through contract that business associates that handle certain information on our behalf comply with relevant privacy and security requirements, including, but not limited to HIPAA” and “—We must comply with requirements relating to patient privacy and information security, including requiring through contract that business associates that handle certain information on our behalf comply with relevant privacy and security requirements, including, but not limited to HIPAA” for additional information about the risks related to privacy and security breaches.
The Gramm-Leach-Bliley Act generally requires insurers to provide customers with notice regarding how their personal health and financial information is used and, in certain circumstances, gives customers the opportunity to “opt out” of having their information shared with non-affiliated third parties. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. In addition, we process and maintain personal card data, particularly in connection with our individual exchange business. As a result, we are subject to the requirements under the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.
Other state and federal laws and regulations, including some of the laws noted above, impose similar privacy and security requirements as the HIPAA Rules and the Gramm-Leach-Bliley Act.
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
Other Federal Regulations. We must comply with, and are affected by, laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In addition, because of our activities to support our MFLC contract and certain outsourcing arrangements we have with third party vendors, for example, we are also subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us or our agents could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts. See “—Segment Information—Government Contracts Segment—Other Department of Defense Contracts” for additional information on our MFLC contract and “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties” for additional information on our outsourcing activities.

State Laws and Regulations
Our Western Region Operations operating subsidiaries are subject to extensive state regulation. Set forth below are the principal regulatory agencies that govern these health plans and insurance companies.

Company	Regulatory Agency
Health Net of Arizona, Inc.	Arizona Department of Insurance

Health Net Access, Inc.	Arizona Health Care Cost Containment System

Health Net of California, Inc.	California Department of Managed Health Care

Health Net Community Solutions, Inc.	California Department of Health Care Services and California Department of Managed Health Care

Health Net Health Plan of Oregon, Inc.	Oregon Department of Consumer and Business Services and Washington State Office of the Insurance Commissioner

Health Net Life Insurance Company	California Department of Insurance generally, and the Department of Insurance of each state in which it does business

Managed Health Network	California Department of Managed Health Care
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
Variations in state regulation also arise in connection with the intensity of government oversight. Variations include: the need to file or have affirmatively approved certain proposals before use or implementation by the health plan; the degree of review and comment by the regulatory agency; the amount and type of reporting by the health plan to the regulatory agency; the extent and frequency of audit or other examination; and the authority and extent of investigative activity, enforcement action, corrective action authority, and penalties and fines. In addition, as discussed in further detail above under the heading “—Health Care Reform Legislation and Implementation,” the ACA required the establishment of health insurance exchanges that act as markets for the purchase of subsidized health insurance. States were given the option of establishing these exchanges on their own or allowing the federal government to fully or partially operate the exchange. We currently participate as QHPs in the exchanges in California, which elected to operate its own exchange, and Arizona, which elected the establishment of a federally-facilitated exchange. Participation in these and other exchanges in the states in which we operate is conditioned on the continued approval of the applicable state or federal government regulator. The factors considered for inclusion on the exchanges may be subject to additional changes in future years, which could impact some carriers’ decision on participation in the exchanges.
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
Employees
As of December 31, 2014, Health Net, Inc. and its subsidiaries employed 7,922 persons on a full-time basis and 92 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.
 Dependence Upon Customers
The federal government is the primary customer of our Government Contracts segment, with premiums and fees accounting for approximately 96% of our Government Contracts revenue and 4% of our total revenues in 2014. Premiums and fees from the federal government in connection with our TRICARE North Region contract accounted for 72%, 75% and 61% of our Government Contracts revenue in 2014, 2013 and 2012, respectively, and 3%, 4% and 4% of total revenues in 2014, 2013 and 2012, respectively. In addition, the federal government and the state of California are significant customers of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals and our contracts with California state agencies for the federally-subsidized Medicaid program and the dual eligibles demonstration under the CCI. Medicare premiums accounted for 23%, 27% and 27% of our Western Region Operations segment health plan services premium revenues in 2014, 2013 and 2012, respectively, and 22%, 25% and 25% of our total revenues in 2014, 2013 and 2012, respectively. Medicaid premiums, including CHIP, accounted for 36%, 23% and 19% of our Western Region Operations segment health plan services premium revenues in 2014, 2013 and 2012, respectively, and 34%, 22% and 17% of our total revenues in 2014, 2013 and 2012, respectively. Dual eligibles premium revenues accounted for 1% of health plan services premiums and 1% of our total revenues in 2014. For a discussion of risks associated with our increasing dependence on government funded revenues, see “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
Shareholder Rights Plan
On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the "Rights Agent"), dated as of July 27, 2006 (the "Rights Agreement").
In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the "Record Date"). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th ) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 (the "Purchase Price"). The terms of the Rights are set forth in the Rights Agreement.
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
Item 1A. Risk Factors
Cautionary Statements
The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, statements including the words “believes,” “anticipates,” “plans,”

“expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those expressed in, or implied or projected by the forward-looking information and statements due to, among other things, health care reform and other increased government participation in and taxation or regulation of health benefits and managed care operations, including but not limited to the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") and related fees, assessments and taxes; our ability to successfully participate in California’s Coordinated Care Initiative, which is subject to a number of risks inherent in untested health care initiatives and requires us to adequately predict the costs of providing benefits to individuals that are generally among the most chronically ill within each of Medicare and Medi-Cal and implement delivery systems for benefits with which we have limited operating experience; our ability to successfully participate in the federal and state health insurance exchanges under the ACA, which involve uncertainties related to the mix and volume of business that could negatively impact the adequacy of our premium rates and may not be sufficiently offset by the risk apportionment provisions of the ACA; increasing health care costs, including but not limited to costs associated with the introduction of new treatments or therapies; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including through our master services agreement with a subsidiary of Cognizant; whether we receive required regulatory approvals for Cognizant’s provision of services to us and any conditions imposed in order to obtain such regulatory approvals; our ability to recognize the intended cost savings and other intended benefits of the Cognizant transaction; the risk that Cognizant may not perform contracted functions and services in a timely, satisfactory and compliant manner; negative prior period claims reserve developments; rate cuts and other risks and uncertainties affecting our Medicare or Medicaid businesses; trends in medical care ratios; membership declines or negative changes in our health care product mix; unexpected utilization patterns or unexpectedly severe or widespread illnesses; failure to effectively oversee our third-party vendors; noncompliance by our or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the timing of collections on amounts receivable from state and federal governments and agencies; litigation costs; regulatory issues with federal and state agencies including, but not limited to, the California Department of Managed Health Care and Department of Health Care Services, the Arizona Health Care Cost Containment System, the Centers for Medicare & Medicaid Services, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance; operational issues; changes in economic or market conditions; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions.
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
Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations.
The ACA transformed the U.S. health care system through a series of complex initiatives. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated preparation for and implementation of these measures have had, and will continue to have, an adverse impact on, among other things, the costs of operating our business, and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the magnitude, scope and complexity of these initiatives, as well as the continuing uncertainties related to their ongoing implementation and evolution, the ultimate impact of the ACA on us remains difficult to predict.
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposes a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. In 2014, this “health insurer fee” was assessed at a total of $8 billion nationwide. In 2015, it is expected to be assessed at a total of $11.3 billion nationwide in 2015 and will increase annually thereafter. The health insurer fee will be allocated pro rata amongst industry participants based on a ratio of net health insurance premiums written for the previous calendar year to total net premiums written for the U.S. health insurance industry, subject to certain exceptions and adjustments. In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee based on 2013 net premiums written. We currently estimate that our allocable share of the health insurer fee payable in 2015, based upon 2014 premiums, will be approximately $230 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not been announced and the Internal Revenue Service (“IRS”) is not expected to provide additional information on the 2014 health insurer fee until June 2015. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, in future years, we could experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum based on prior year premiums. In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, our full-year effective income tax rate was adversely affected by 24.8 percentage points. In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate.
In addition, while certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee has represented and will continue to represent a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status may result in a reduced health insurer fee. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. Since the health insurer fee is not tax deductible and is based on net health insurance premiums written, rather than profits, it generally also will represent a higher percentage of our profits as compared to those competitors. We generally will be unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses. As a result, the health insurer fee may adversely affect our profitability and ability to compete.
As a whole, the ACA’s fees, assessments and taxes will increase the costs of operating our business and could adversely affect our business, cash flows, financial condition and results of operations.
In addition, while the ACA does also present significant new business opportunities for us, we and other health insurance companies continue to face uncertainty and execution risk due to the multiple, complex ACA implementations that were and continue to be required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives are being implemented in evolving regulatory environments and without the benefit of established market data. While we were able to implement several strategic and operational ACA initiatives during 2014, the relative lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, has fostered a dynamic marketplace that requires us to continuously adjust our operating and strategic initiatives over time, particularly in these first few years of the ACA. There is no assurance that insurers, including us, will be able to successfully make these adjustments on an ongoing basis. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and California’s Coordinated Care Initiative (“CCI”), as further described in "Item 1. Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative.” These initiatives involved the incorporation of new and expanded populations and, among other things, have required that we restructure our provider network in response, and will require us to remain diligent in monitoring the market to, among other things, effectively and efficiently adapt to the ACA’s dynamic environment. Any delay or failure by us to successfully execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to changes to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences that may have an adverse impact on our business, financial condition, cash flows and results of operations.

The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us.
There are numerous steps required to implement the ACA, and although many significant regulations have been finalized, further amendments to these regulations, additional clarifying regulations and other guidance are expected over several years.
Even in cases where the federal government has issued final regulations, we and other health insurers continue to face uncertainty because these final regulations are sometimes unclear or incomplete, subject to further change, or rely on sub-regulatory guidance. For example, there is a potential for uncertainty and disruption related to an upcoming change in the definition of “small employer” for purposes of the types of plans that health insurance issuers can offer to employers. Currently, all of the states in which we operate regulate group health plans with 50 or fewer employees as small group plans. However, beginning in 2016, the ACA redefines the definition of small employer to include plans with up to 100 employees. Federal regulators have announced transitional guidance that will allow groups in the 51–100 size range to renew their current large group plans through plan years beginning on or before Oct. 1, 2016, but it is not clear whether the states in which we operate will adopt this transitional policy. Any uncertainty with regard to the change in definition or how the change will affect new and existing groups with 51-100 employees may lead to uncertainty in our ability to predict costs and set premiums in 2016 and future years.
In addition to ongoing regulatory questions, many of the operational components of health care reform are still being developed, including how market participants ultimately interact and adapt to the new requirements within and outside the ACA’s state-run and federally-facilitated health insurance exchanges. Moreover, federal regulators have previously delayed implementation of certain ACA requirements through various extensions, allowances and transition periods, including the requirement that large employers provide coverage to full-time employees or pay a penalty, along with related reporting requirements, and the requirement that federal and state small business health option program exchanges be able to facilitate employee choice among multiple health plans, due to operational concerns impacting both employers and health insurance issuers. The markets impacted by these delays represent a significant portion of our business, including our small group markets, and as a result, we will be implementing certain key ACA related strategic and operational initiatives for the first time in 2015. These delays and developing regulations contribute to lingering uncertainty surrounding the ACA, and the ultimate impact of health care reform on us may not be evident until the ultimate requirements of the ACA have been definitively determined, the various related programs have been fully implemented, and both insurers and regulators are able to make necessary adjustments.
In addition, certain legal and legislative challenges to the ACA remain despite the U.S. Supreme Court’s June 2012 decision in NFIB v. Sebelius. In Sebelius, the Supreme Court upheld the ACA’s individual mandate as valid under Congress’ taxing power. The Sebelius decision also permits states to opt out of the elements of the ACA that require expansion of Medicaid coverage in January 2014 without losing their existing federal Medicaid funding. Arizona and California have extended coverage to the uninsured through Medicaid expansions; however, the law in Arizona authorizing the expansion has been subject to litigation, and it is not clear when this will be resolved.
Several lawsuits have been brought regarding whether the ACA authorizes the IRS to provide premium tax credits (i.e., federal subsidies) to individuals who purchase coverage through a federally-facilitated exchange (“FFE”), and different federal courts have come to different conclusions on this matter. The U.S. Supreme Court has agreed to hear one of these challenges, King v. Burwell. Oral arguments are scheduled for March, 2015, although a final decision from the Supreme Court is not expected until as late as June, 2015. Any significant restriction or prohibition of federal subsidies for coverage obtained through FFEs may impact the affordability of FFE products for low income individuals, which in turn may have a material adverse impact on our FFE exchange membership in Arizona, and have an adverse impact on the Arizona individual market risk pool more generally. While such an outcome would most directly impact states with FFEs such as Arizona, the potential uncertainty created by such a ruling may have collateral effects in states with state-based exchanges or on the ACA in general, particularly in light of the newly Republican controlled Congress. For more information on our ACA health insurance exchanges, see the risk factor below under the heading, “—We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success.” Other litigation regarding the implementation of the ACA remains ongoing, including litigation around federal regulations regarding contraception coverage and regarding the ability of HHS to make payments to plans under the ACA’s cost sharing reductions program.
On the legislative front, though repeal of the ACA in its entirety remains unlikely, Congress has proposed certain legislative initiatives that may affect certain provisions of the ACA, including initiatives that could repeal or modify the requirement that large employers provide coverage to employees, repeal the individual mandate, delay or repeal the tax on medical devices, delay or repeal the health insurer fee, repeal the risk corridors program and other potential changes.

Certain initiatives that have been unable to establish momentum in the past, may gain support with the newly Republican controlled Congress.
Certain of the proposed legislative changes described above, withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance, delays in implementation, legal challenges or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, require investment of additional resources and, depending on the nature of the modification, could have a material adverse effect on our business and the trading price of our common stock.
Various health insurance reform proposals continue to emerge at the state level, which could have an adverse impact on us.
Various health insurance reform proposals have been considered at the state level, and more are likely to be considered in the future. Many of the states in which we operate have been implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. In most cases states can mandate minimum medical loss ratios("MLRs") , implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For additional discussion on MLRs and its impact on our business, see "—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations." In addition, state exchange boards in California have the ability to limit the number of plans and negotiate the price of coverage sold on these exchanges and to limit the service areas in which Qualified Health Plans (“QHPs”) in the exchanges may operate. These kinds of state regulations and legislation could, among other things, limit or delay our ability to increase premiums in future years even where actuarially supported, and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
Further, the interaction of current and new federal regulations and the continuing implementation of federal health care reform by the various states in which we do business will continue to create substantial uncertainty for us and other health insurance companies about the requirements under which we must operate. States may disagree in their interpretations of the federal statute and regulations, and state “guidance” that is issued could be unclear or untimely. In the case of the ACA exchanges, we are required to operate under and comply with the regulatory authority of the federal government in addition to the laws, rules and regulations of each of the states that establish and administer their own exchanges. State exchange standards and processes related to areas such as enrollment, payment, certification standards, and other areas have differed and may differ in the future from those of the federally-facilitated exchanges. In some cases, it may not be clear whether federal or state guidelines apply, and federal and state guidelines may not align perfectly. For example, under current federal guidance, the determination of what constitutes a “small group” for purposes of determining whether a plan participates in the risk adjustment program may differ from the determination used by states in enforcing compliance with the market reform requirements for small group health plans in some instances. If we do not successfully implement the various state law requirements of the ACA, including with respect to the exchanges, our financial condition and results of operations may be adversely affected.
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
The permanent risk adjustment program is applicable to plans in the individual and small group markets that are subject to the ACA’s market reforms. This risk adjustment program became effective at the beginning of 2014 and has and will continue to shape the economics of health care coverage both within and outside the exchanges. These provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past.

The success of these initiatives relies on our ability to achieve an accurate risk adjustment allocation, which in turn depends in large part on our ability to accurately assess our health plans’ risk and incorporate that into the risk adjustment calculus. This calculation relies primarily on encounter data to define a health plan’s average actuarial risk. The process of accurately collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. We have been refining our health plan infrastructure and provider network to help ensure that we are accurately capturing this data. However, if we are unable to successfully execute this strategy, our revenues and results of operations may be adversely affected. In addition, assuming we accurately capture complete encounter data, there is continued uncertainty about how HHS will validate this risk adjustment data. The “distributed data collection” approach by which HHS will collect risk adjustment data is still ongoing for 2014 plan data there remains some uncertainty regarding the types of penalties that will be imposed and the criteria for imposing such penalties where an insurer fails to provide sufficient data to HHS. Uncertainty or delay in the data collection process and the evaluation of preliminary risk scores in the context of our competitive market may limit our ability to accurately predict receivables or payables under the program and adversely impact our ability to set premium rates for future periods.
In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to these premium stabilization programs and the exchanges, but these programs are subject to risks inherent in estimated calculations and untested initiatives and the relevant regulatory framework for the ACA remains subject to change and interpretation over time. Calculating these premium stabilization provisions require us to estimate receivables and payables. Until the final calculations are performed that determine the amounts collectible and payable, the estimates can vary and the final amounts may materially differ from those estimates. The final determination and settlement of amounts due or payable from these premium stabilization provisions for 2014 will not occur until at least June 2015. If we are required to make material adjustments from our prior estimates, our financial condition, cash flows and results of operations could be materially adversely affected.
Many of the operational aspects relating to these premium stabilization programs, as well as related to advanced payments of premium tax credits for exchange plans, such as reporting data to HHS and the calculation of payments and charges, will be operationalized for the first time in 2015, including with respect to the small group market, and the data required and operational procedures for such reporting are still being developed. Any inability by Health Net to obtain and submit complete data for reporting under these premium stabilization or to reconcile our data with CMS or state exchanges as needed, could adversely affect our performance under these programs.
In addition, there have been recent legislative and regulatory developments with respect to the risk corridors program. In December of 2014, Congress passed and the President signed the Consolidated and Further Continuing Appropriations Act (Public Law 113-235), which contained language restricting the ability of HHS to use certain sources of funding to make payments under risk corridors program for 2015. HHS recognizes, in both final regulations and guidance, it is obligated to make the risk corridors program payments without regard to budget neutrality. Although HHS anticipates the program will be budget neutral, the ACA requires HHS to make full payments to those issuers with risk corridors ratios above 103 percent. Additionally, HHS states in final regulations and guidance that if the program’s collections, including any potential carryover from prior years, are insufficient to satisfy its payment obligations, the agency will use other sources of funding to meet its payment obligations, subject to the availability of appropriations. If corridor collections are insufficient in 2014, HHS explains that it shall fulfill its obligations for the 2014 benefit year by using funds collected for the 2015 benefit year prior to making payments on 2015 obligations. The risk corridor receivable balance included in other noncurrent assets as of December 31, 2014 was $90.4 million and the risk corridor payable balance included in other noncurrent liabilities as of December 31, 2014 was $3.6 million. If we experience payment delays that are extended for any significant period of time, it may require us to modify our strategic and operational initiatives with respect to both our on and off exchange products, and could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. For additional discussion of the risks associated with participation in programs involving a government payor, see the risk factor below under the heading, “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations.”
Whether due to such regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected. For additional information on these premium stabilization programs, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care Reform Legislation and Implementation—Premium Stabilization Programs and Note 2 to our consolidated financial statements.
We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success.
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. We currently participate as QHPs in the exchanges in California and Arizona. Our continued participation in the exchanges and future participation in any other exchanges in the states in which we operate is conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers, including us, from the exchanges.
We believe the exchanges have, and will continue to represent a significant commercial business opportunity for us. For example, our individual commercial enrollment increased nearly 190 percent during 2014, driven in large part by enrollment in the exchanges through the first open enrollment period. However, as we complete our second enrollment period, changing economic conditions, the dynamic competitive environment on the exchanges, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges may alter the economics and structure of our participation in the exchanges, which remain a new marketplace with which we have limited experience. If we are not able to successfully adapt to any such changes in our markets, our financial condition, cash flows and results of operations may be adversely affected. As an example, the size and mix of the exchange market pool is subject to change based on changes in the U.S. economy, changes to eligibility rules and processes and any changes to the validity of premium tax credits on FFEs. The exchange market pool is also impacted by changes in unemployment rates, average household income, and changes in employer coverage. In addition, the exchange market pool is impacted by the new processes for redetermination of eligibility based on income, employer coverage and eligibility management activities. These factors are generally beyond our control.
Furthermore, the complexity of the process may cause confusion for new consumers seeking to enroll for the first time as well as renewing consumers who may see changes in their plans and premium responsibility. In some cases, individuals have been terminated from exchange coverage or had their eligibility for subsidies adjusted or terminated due to a failure to provide documentation verifying eligibility, which results in additional administrative costs or membership losses for issuers. This complexity has required us to increase our consumer outreach and education efforts and modify our information systems to adapt to these new rules. In addition, while we have adapted our products and sales practices to the new direct-to-consumer channel opened by the exchanges, the exchanges have also required, and will continue to require, us to market to and administer premium collection through a new population with which we have limited experience. This new exchange population presents additional operational challenges, including the potential for discontinuance of coverage due to premium delinquency. Any failure to successfully implement these initiatives or modifications in response to developing regulations may have an adverse impact on our exchange membership and profitability on the exchanges.
Due to legislative developments and regulatory allowances designed to help smooth the transition into the ACA, there are a number of other aspects of the exchanges that have yet to be fully implemented or where there are still outstanding questions, including many of the primary functionalities of the SHOP plans, which were delayed until 2015, and certain aspects of the ACA’s premium stabilization provisions. For additional information, see the risk factor above under the heading, “—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected.” In addition, recent lawsuits filed by stakeholders on the exchanges have raised questions for exchange participants, including us, surrounding provider network size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products. In addition, state and federal regulators have expressed concern about provider network adequacy for exchange products. For example, the CDI recently issued an emergency regulation to establish stronger requirements for health insurers to create and maintain sufficient medical provider networks to provide timely access to medical care. In order to comply with the regulation, which was effective as of February 2, 2015, we and other health insurers will need to devote resources and incur significant costs. These and other similar actions by courts or regulators in this area may require us to adjust our tailored network exchange strategy or make other material modifications to our business and operations. Our exchange strategy relies heavily on our use of tailored network products and whether or not we are required to make adjustments to our networks, there is no assurance that our tailored network strategy will be successful over time. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional information regarding our tailored network strategy.
Our continued success on the exchanges is also dependent on our ability to respond to changes in the competitive market over time. The exchanges are an open market, with pricing and membership data publicly available to both consumers and our competitors. All exchange participants, including us, have reviewed our competitive positions, and with this data, our competitors could modify their product features or networks, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges. Competitors seeking to gain a foothold in the changing market may also introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively.
Taken together, the exchanges’ untested nature, the evolving marketplace surrounding them and the responses of state and federal decision makers to these issues have created lingering uncertainty for us and other health insurers participating in the exchanges. For example, on July 7, 2014, California Senate Bill 1446 (“SB 1446”) was signed into law effective immediately, allowing insurance carriers to continue non-grandfathered and non-ACA compliant small group policies that were in effect as of December 31, 2013 and active as of July 7, 2014 for one additional year through December 31, 2015. Arizona has similarly issued guidance allowing non-compliant plans to renew in some instances. While we expect that these transitional policies will help to reduce rate impact for many small groups that have not yet transitioned to ACA-compliant health plans, which in turn may help to reduce membership turnover in our small group business, these and similar allowances and extensions have demonstrated the ability of state and federal decision makers to revise the operational rules and regulations relating to the exchanges, in some cases with retroactive effect, in order to address future implementation or other difficulties. These types of delays or adjustments may in turn impact the economics of the exchange marketplace and the success of our strategy with respect to the exchanges. The resultant uncertainty extends to certain aspects of the exchanges that remain under consideration, including among other things, the premium stabilization provisions described in further detail herein. The fluid and novel nature of the exchange marketplace impacts our ability to predict exchange enrollment, premiums and costs, which may have an adverse effect on our revenues and results of operations. If we fail to effectively adapt our business strategy and operations to these evolving regulations and markets, our financial condition and results of operations may be adversely affected.

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
Other factors that may adversely affect our ability to predict and control health care costs and, as a result, adversely affect our financial condition, results of operations and cash flows include but are not limited to changes in utilization rates; demographic characteristics; catastrophes; large scale public health epidemics; terrorist activity; unanticipated seasonality; changes in provider reimbursement; fluctuations in medical cost trends; the regulatory environment, including, for example, the implementation of the ACA or other state or federal laws and their impact on our health care costs and our ability to change our premium rates; health care practices; the introduction of new therapies, treatments or drugs; inflation; new technologies; clusters of high-cost cases; and continued consolidation of physician, hospital and other provider groups. A significant category of our health care costs is the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population, changes in the economic environment and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs, utilization of new and existing drugs, changes in discounts and the impact of health care reform on pharmaceutical manufacturers through such requirements as increased fees. For example, drugs recently approved for the treatment of hepatitis C have been aggressively priced by pharmaceutical companies. Due to the relatively high incidence of hepatitis C in populations we serve and a number of factors that may drive significant demand for these therapies, these products may cause a significant increase in our health care costs and, if we are unable to effectively manage these costs, it may adversely affect our profitability and results of operations.
As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2014 would have been reduced by approximately $113 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.
We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations.
In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service, plan benefits and the quality and depth of provider networks, price has been and will continue to be a significant basis of competition. Any future increase in our premiums could result in the loss of members, particularly in light of continued economic pressures and the implementation of the ACA. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care and other costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. For example, certain of our competitors are not subject to the ACA's health insurer fee or are assessed at half the rate that we and other health insurers will pay, and our ability to incorporate the impact of the health insurer fee into our commercial and Medicare 2015 premium rates, which are set a year in advance in 2014, was limited, in large part due to these competitive pressures. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors include, but are not limited to, increased utilization rates, increasing medical cost trends, catastrophes, public health epidemics, terrorist activity, unanticipated seasonality, changes in insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA or other state or federal laws. If we are unable to accurately estimate costs and set our premiums accordingly, it could have a material adverse effect on our business, financial condition or results of operations.
In addition, our ability to increase our premiums may be restricted by law. For example, the ACA requires the establishment of a process for review of certain premium rate increases to determine whether they are “unreasonable.” As part of this rate review process, certain insurers may be excluded from participating in the state-based or federally facilitated exchanges created by the ACA if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The federal government and some states in which we do business have also required prior regulatory approval of premium rate increases and/or have subjected such increases to heightened scrutiny, such as third-party review. For example, the CDI and Department of Managed Health Care require a third-party actuarial review of health insurance carriers' and health plans' proposed premium rate increases to confirm compliance with applicable law, resulting in a potential delay in carriers' and plans' ability to implement rate increases. Further, in California, proponents of rate review qualified an initiative measure for the November 2014 ballot that would have, if approved, imposed significant additional requirements on health plans relating to premium increases. While the initiative was defeated, there can be no assurance that the California legislature will not consider similar rate regulation measures in the future. These requirements and proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In recent years, certain of our competitors were asked by the Commissioner of the CDI to voluntarily delay implementation of scheduled premium increases to permit additional review by the CDI, which review led the carriers to reduce proposed rate increases. We have experienced, and are likely to continue to experience, greater scrutiny by regulators of proposed increases to our premium rates. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations,” "—The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us,"“—Various health insurance reform proposals continue to emerge at the state level, which could have an adverse impact on us,” "—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected," and "—We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success" (collectively the "ACA Risk Factors"). Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.
The ACA and other federal and state legislation and regulations require a reconciliation of premiums based on a final assessment of the relative medical risk a health plan incurs in the individual and small group market. Since the risk value is based on a health plan’s score relative to the industry and enrollment growth of new populations with limited cost experience under ACA, we may be required to accrue additional liabilities based on the risk profile of the overall population. In addition, the ACA requires us to maintain certain minimum medical loss ratios, or “MLRs”. In the event we fail to maintain such minimum MLRs, we will be required to rebate ratable portions of our premiums to our customers annually. Certain state Medicaid programs, including with respect to the Medi-Cal expansion population, are imposing MLR requirements on Medicaid managed care organizations that generally require such plans to rebate ratable portions of their premiums to their state customers if they cannot demonstrate they have met the minimum MLRs. With respect to our Medi-Cal expansion population, this MLR requirement acts as a “corridor”, with rebates paid to DHCS for MLRs under 85% and additional premium paid to us by DHCS if MLRs exceed 95%. Beginning in 2014, we have been required to incorporate the effect of the aforementioned premium stabilization provisions for individual and small group markets into our commercial MLRs. Due in part to the uncertainty with respect to these premium stabilization provisions, which as noted above will be calculated for the first time in the summer of 2015 for the 2014 benefit year, it may be difficult to accurately predict our commercial MLR rebates, which may cause meaningful disruptions in our market share and our results of operations, financial position and cash flows could be materially adversely affected. For further information on MLRs, see Note 2 to our consolidated financial statements, and for further information on premium stabilization provisions, see "—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected."
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

In addition, in response to changes in the health care market, including those related to federal and state health care reform, our competitors have in the past and could in the future modify their product features or benefits, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges, or even exit segments of the market. We may not be able to match our competitors' ability to support reduced premiums by virtue of any full or partial exemptions from the fees and taxes imposed by the ACA, or by making changes to their distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting their operating costs and reducing general and administrative expenses. New competitors seeking to gain a foothold in the changing market may also introduce product offerings or pricing that we may not be able to match, which may adversely affect our ability to compete effectively. The response to the ACA over time by our existing competitors and related adjustments to their offerings, if any, could cause meaningful disruption in local health care markets in which we operate.
In addition, while certain types of entities and benefits are exempt from the calculation of the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product lines. Consequently, the health insurer fee will represent a higher percentage of our premium revenues than those of certain of our competitors who are able to exempt all or a portion of their premium revenues from the health insurer fee allocation. Moreover, some of our competitors may have greater economies of scale or a different mix of business, which, among other things, may lead to lower expense ratios and higher profit margins than we have. For additional discussion of how the ACA continues to affect the competitive landscape in which we operate, see the ACA Risk Factors above.
In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, since the adoption of the ACA, we have seen further provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our Medicaid contracts, T-3 contract for the TRICARE North Region and MFLC contracts, are from time to time up for re-bid. If we were to lose any significant government contract to a competitor, or if we were to win the bid for such contract on less favorable terms, it could have an adverse effect on our profitability, financial condition and results of operations. See “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations” for more information regarding our government contracts. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase our number of customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses may all be adversely affected.
Tailored network products are an important part of our business strategy. Recently we have seen aggressive pricing by our competitors on certain tailored network products, and we will need to continue developing innovative provider relationships to remain competitive. For example, we have been working to build alliances with provider groups and other stakeholders in the health care system through shared risk arrangements, including Accountable Care Organizations (“ACOs”), that have seen increasing support as state and federal governments and the health care industry seek to improve the quality of care while controlling the costs of such care. Cost conscious large group customers that have embraced tailored networks are important to our ability to maintain scale in tailored network products, and some of these customers, including certain Medicare customers, may demand that we provide ACO or similar arrangements to reduce costs, or may seek to join a private health insurance exchange to pool risk and lower costs. Our ability to successfully implement such arrangements or design products for the private exchanges may be necessary to remain competitive for these accounts. There can be no assurance that we will be able to successfully implement and maintain these strategic initiatives that are intended to position us for future profitable growth in the post-ACA marketplace; that the products we have designed in collaboration with certain providers will be successful or developed within the time periods expected; or that the products that we offer will be preferable to similar products of our competitors. The loss of large group customers in tailored networks may make it more difficult to efficiently execute our tailored network strategy, which could have a material adverse impact on our commercial business.
These tailored networks are based on provider networks that may not include all hospitals or medical professionals. We cannot control the capacity of these organizations to serve new membership coming from other health plans or as a result of the ACA. With the growth in tailored network offerings in the State of California, there has been increased scrutiny by regulators and consumer watchdog groups with respect to network adequacy. For example, recent regulatory action and class action lawsuits have raised concerns regarding provider network size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products. Such regulatory action and lawsuits may require us to make changes to our provider networks, which could result in higher costs, deterioration in our competitive position and in membership loss. Failure to successfully implement our tailored network strategy may have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change, and there is no guarantee that legislative or regulatory changes will not have a material adverse effect on us. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines or restrict our ability to do business when they believe violations or failures to meet standards or requirements have occurred. Regulatory agencies, such as the California Department of Managed Health Care, the California Department of Health Care Services, the CDI, CMS, the U.S. Department of Health & Human Services' Office of Civil Rights and state departments of insurance, have the authority to impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities. Certain of these agencies have done so in the past, and may impose substantial fines and/or penalties against us, require us to change how we do business and restrict our business activities in the future if they determine that we have not complied with applicable laws, rules, and regulations. Further, such fines, penalties and restrictions may be more severe in circumstances in which regulatory agencies determine that we have repeatedly failed to comply with applicable laws, rules or regulations. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for further discussion on the impact of any fines, penalties or restrictions that may be imposed against us. As we have members in various states and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations, including the ACA and related health care reform initiatives could, among other things, force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See the ACA Risk Factors above. Further, we may be liable for violations of laws, rules and regulations by individual Health Net associates notwithstanding our internal policies and compliance programs. For example, see “—If we or our business associates that handle certain information on our behalf fail to comply with requirements relating to patient privacy and information security, among other things, our reputation and business operations could be materially adversely affected.”
As a federal and state government contractor, we are subject to U.S. and state government oversight. The government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the government could make claims against us. Under government procurement regulations and practices, a negative determination resulting from such claims could result in a contractor being fined, debarred and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time. In addition, we are subject to state and federal false claims laws that generally prohibit the submission of false claims for reimbursement or payment to government agencies. We are also subject to the Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Courts have imposed substantial fines and penalties against companies found to have violated these laws. We are also exposed to other risks associated with U.S. and state government contracting, including but not limited to dependence upon Congressional or legislative appropriation and allotment of funds, the impact that delays in government payments could have on our operating cash flow, and the general ability of federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. See “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations.”
We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.
On November 2, 2014, we entered into a master services agreement (as subsequently amended and restated, the “Cognizant MSA”) with a subsidiary of Cognizant Technology Solutions Corporation, a Delaware corporation (“Cognizant”) for the performance of a significant portion of our business process and information technology activities. As a result of the agreement, we anticipate a material reduction in our annual general and administrative and depreciation expense by 2017. However, the agreement is conditioned upon regulatory approval of the transaction, and there can be no assurance that such approval will be obtained in a timely manner or at all. Regulators may also require us to make changes to the current structure of the transaction (including, without limitation, the scope of services covered by the transaction) as a condition precedent to approval. If regulatory approval is not obtained, substantially delayed or conditioned on changes to the terms of the transaction being made, we may not be able to fully realize anticipated cost savings or other expected benefits of the transaction. We have incurred material costs and will continue to incur material incremental costs and devote substantial resources to prepare for the Cognizant transaction. If regulatory approval is not obtained or the Cognizant MSA is otherwise terminated prior to Cognizant’s commencement of services, we will lose some or all of the resources that have been and will be invested in this transaction through such date, which could have a material adverse impact on our business.
The Cognizant MSA covers a broad range of consulting, technological and administrative services in claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and medical management support. We also expect that certain of our employees will become employees of Cognizant or its subcontractors, and that certain positions will be eliminated, as part of the transaction. Given the scope of services that will be provided by Cognizant, and assuming the transaction closes, the transition presents considerable execution risk inherent to large scale strategic and operational initiatives, including, among others, with respect to the efficient and secure transfer of information and data and the management of our workforce, which will require us to coordinate and monitor the transition through our dedicated governance and oversight structure.
The success of our business will depend in part on Cognizant’s ability to perform the contracted functions and services in a timely, satisfactory, and compliant manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a timely, satisfactory or compliant manner, we may not fully achieve anticipated cost savings or other expected benefits of the transaction; we may be subject to regulatory enforcement actions; we may be vulnerable to security breaches that threaten the security and confidentiality of our information and data; we may not be able to meet the full demands of our customers or be subject to claims against us by our members; and we may have difficulty in finding alternate providers on terms favorable to us, or at all. Any of the foregoing could have an adverse impact on our business.
While the Cognizant MSA requires Cognizant to meet all regulatory compliance requirements with respect to the services provided, we ultimately retain responsibility for regulatory compliance. If we fail to adequately monitor and regulate Cognizant’s performance throughout the term of the Cognizant MSA, we may be subject to additional risk. For additional information on these and other risks associated with third party arrangements such as the Cognizant transaction, please refer to the risk factors set forth below under the heading “—We are subject to risks associated with outsourcing services and functions to third parties” and “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.”
Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.
The CCI, and the dual eligibles demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the dual eligibles demonstration is subject to a number of risks inherent in untested health care initiatives and new populations with limited cost experience. For example, the CCI requires us to provide benefits with which we had limited operating experience, including but not limited to LTSS benefits. Our failure to successfully organize and deliver on this model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in the CCI and our participation in the dual eligibles demonstration include:

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

•
Dual eligibles have the option to opt out of the dual eligibles demonstration while retaining all of their Medi-Cal benefits under CCI, including LTSS, which may reduce or eliminate the inherent efficiencies of the dual eligibles demonstration portion of the CCI. In particular, while the provision and administration of LTSS benefits may increase Medi-Cal costs, successfully managing care for these LTSS recipients may generate equal or greater Medicare savings in the form of reduced costs for treatment for acute conditions and/or hospitalizations. In the first year of the CCI, we experienced opt-out rates that were higher than originally anticipated. If large numbers of dual eligibles continue to opt out of the dual eligibles demonstration, we may be unable to capitalize on such potential efficiencies in the dual demonstration portion of the CCI, and, as a result, we may not be able to maximize our investment in the CCI and our profitability with respect to our participation in the CCI may be lower than originally anticipated.

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

•
We are subject to various other risks and uncertainties associated with participating in government programs such as Medicare and Medi-Cal. For example, the agreement we have with DHCS and CMS governing the dual eligibles demonstration may be terminated by DHCS and CMS without cause upon 180 days prior notice. Furthermore, the CCI itself is subject to changing legislation and regulations as well as state budgetary concerns. For example, the California Director of Finance is required to annually evaluate the CCI’s cost effectiveness and report to the state legislature. If the legislature determines that the CCI is not cost effective, the program may be suspended. Furthermore, potential cost savings that were expected to improve the cost effectiveness of the program may be limited due to certain modifications imposed after the CCI became effective. These changes include the exemption of more than 100,000 potential beneficiaries from the dual eligibles demonstration based on their enrollment in Medicare D-SNP programs, their age or health condition, the transfer of significant savings initially allocated under the program from the state to the federal government, and the federal direction to suspend a tax that the state had used to fund the program implementation. The state has developed a new tax proposal that it believes complies with federal guidelines, but there is no assurance that it will successfully be enacted and approved. The 2015–16 California state budget projects net savings for the upcoming fiscal year, but also discusses potential risks, which, if not addressed by January 2016, could lead to the termination of the program in January 2017. See “—Medicare programs represent a significant portion of our business and are subject to risk”, “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations” and “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows”.

Accordingly, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI, the inability of the program to generate the necessary cost savings for the state or the termination or suspension of the program by the state could have a adverse effect on our business, financial condition and results of operation, as well as the trading price of our common stock.
Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.
Approximately 61% of our total revenues in the year ended December 31, 2014 relate to federal, state and local government health care coverage or counseling programs, such as Medicare, Medicaid, TRICARE and MFLC. Nearly all of the revenues in our Government Contracts reportable segment, which does not include Medicare and Medicaid related revenues, come from the federal government, either directly or as a sub-contractor for a federal government contract. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for more information regarding our reportable segments. In addition, a growing portion of our revenues for our Western Region Operations reportable segment, which includes Medicare and Medicaid related revenues, relates to government programs. Our Medicaid premium revenues for the year ended December 31, 2014 were approximately $4.8 billion, an increase of 95.7% from the prior year. The portion of our Western Region Operations reportable segment that relates to government programs is expected to increase in 2015 as, among other things, new members continue to enroll under both Medicaid expansion and the dual eligibles demonstration. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative” and “—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons” for more information regarding our opportunities under the CCI and related risks. Due to this concentration of revenues, a significant reduction in revenues from the government programs in which we participate could have a material adverse effect on our business, financial condition or results of operations.

Our contracts with the government are generally subject to a highly-structured competitive bid process and government discretion in the negotiation process, including with respect to performance requirements. If we fail to design and maintain programs attractive to our government customers, if we are not successful in winning new contracts or contract renewals on favorable terms, or if our existing contracts are terminated, our current government health care coverage or counseling programs business and our ability to expand these businesses could be materially and adversely affected. Under government-funded health programs, the government payor typically determines premium and reimbursement levels and generally has the ability to terminate our contract for convenience. Any reduction in premium or reimbursement levels by the government payor, such as a reduction in Medicare Advantage payment rates as provided in the ACA, may lead to payment delay or result in premiums that increase at a lower rate than cost. If we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. In addition, the amount of government receivables set forth in our consolidated financial statements for our Government Contracts reportable segment represents our best estimate of the government's liability to us under TRICARE, MFLC, PC3 and other government contracts, or amounts due us as a sub-contractor. These government receivables are generally estimates subject to government audit and negotiation, and there is an inherent uncertainty in government contracts based in large part on a vulnerability to disagreements with the government. As a result, the final amounts we ultimately receive under government contracts for our Government Contracts reportable segment may be significantly greater or less than the amounts we initially recognize in our consolidated financial statements. Medicare revenue that we record may also be subject to change due to risk adjustment reimbursement settlements. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about risks related to these risk adjustment reimbursement settlements. Moreover, with respect to the ACA's premium stabilization provisions, the final determination and settlement of amounts due or payable relating to the 2014 calendar year will not occur until June 2015, which could have a material adverse impact on our cash flows and results of operations.
Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, expand or reduce the scope of the contract, reduce the revenue received by us or increase our administrative or health care costs, as applicable, under such programs. An enrollment freeze or significant reduction in payments from government programs in which we participate could adversely affect our business, financial condition or results of operations. Such changes may occur during re-competition of government contracts, for example. The T-3 contract for our TRICARE business expires on March 31, 2015. In June 2014, at the Department of Defense's request, we submitted a proposal to add three additional one-year options to our existing T-3 contract. The DoD has also informed us that it intends to complete its negotiations with us for the options prior to March 31, 2015, and that if such negotiations are successful, it intends to exercise the first of the one-year options by that date. However, there can be no assurance that we will finalize negotiations prior to March 31, 2015 or that we will do so at rates greater than or equal to those under the current T-3 contract. In the event the extension results in significantly reduced rates or if we are unable to finalize negotiations and our TRICARE business is opened up for rebidding and we are unable to secure a contract in the rebidding process, our results of operations could be adversely impacted. For additional information on our TRICARE operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Government Contracts Reportable Segment.”
In addition, the reimbursement rates we receive from federal and state governments relating to our government-funded health care coverage programs may be subject to change. For example, on April 1, 2014, CMS announced final 2015 Medicare Advantage benchmark payment rates for 2015 Medicare Advantage and Part D payments that we receive in connection with our participation in these programs. These payment rates represent reduced funding from the federal government compared to prior periods and adversely impacted our expected Medicare revenues for 2014. CMS announced proposed Medicare Advantage benchmark payment rates for 2016 on February 20, 2015, which set forth slight reductions to payment rates. Furthermore, if Medicare Advantage rates decline, our competitors may exit certain counties in which we participate, which may increase adverse selection risk and negatively impact our profitability. Any significant reduction in the reimbursement rates that we receive in connection with our government-funded health care coverage programs could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases.
Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. Certain other programs, including Medicaid benefits, are exempt from the sequestration cuts. All parts of the Medicare program, including Medicare Advantage, were subject to cuts, and these reductions have adversely impacted our Medicare Advantage MCR. In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs. In addition, legislation is currently being considered to repeal the “sustainable growth rate” formula that is used to calculate Medicare physician payments and replacing it with a new formula. While it is not currently clear what the details of any such legislation would be, such legislation, if finalized, could possibly make further cuts to Medicare payments or various related programs in order to offset the cost of the new payment formula.
Federal and state governments could also choose to require benefits to be delivered to new populations of potential members or require us to deliver new services to existing populations. If we have limited cost experience with these new populations or services, we may not be able to accurately predict or adequately control the associated health care costs. For example, as part of the CCI, we are required to expand our current Medi-Cal offerings to provide LTSS benefits to all our existing Medi-Cal members, including SPDs and those who do not participate in the dual eligibles demonstration portion of the CCI. We have limited operating experience in providing LTSS benefits, and if we are not able to successfully manage the associated costs, our financial condition and results of operations may be adversely affected.
In addition, our entrance into the Medicaid program in Arizona and Medicaid expansion in both California and Arizona have and will continue to significantly increase our Medicaid enrollment. This population of members may have different characteristics than our Medicaid population prior to Medicaid expansion. Moreover, both Medicaid expansion and the transition of individuals between the California individual exchange and Medi-Cal will result in changes to enrollment in both Medi-Cal and our exchange population, which will require us to maintain efficient information systems and coordinate efforts with multiple state and local agencies to help ensure that these individuals maintain continuous coverage. If we do not accurately predict the costs of providing benefits to these new populations, fail to obtain suitable rates or otherwise fail to efficiently and effectively incorporate these new and changing populations into our existing business, our results of operations, financial condition and cash flows could be adversely affected.
Finally, we are also exposed to other risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. For example, due to the federal government shutdown in October 2013, the Office of the Assistant Secretary of Defense, Health Affairs, Defense Health Agency delayed reimbursement payments owed to us for underwritten claims under the T-3 contract for our TRICARE business. These reimbursement payments were ultimately received following the conclusion of the government shutdown, and the delay did not have a material adverse effect on our results of operations or financial position. However, there can be no assurance that we will avoid similar payment delays in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted.
Other changes to our government programs could affect our willingness or ability to participate in these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.
Medicare programs represent a significant portion of our business and are subject to risk.
Medicare programs represent a significant portion of our business, accounting for approximately 23% of our total premium revenue in our Western Region Operations reportable segment in 2014 and an expected 19% in 2015. The ACA includes, among other things, provisions that significantly reduce the government’s Medicare payment rates. For more information on the risks associated with the ACA, see the ACA Risk Factors above. These ACA mandated reductions in Medicare payment rates have in the past and may continue in the future to have an adverse effect on our business, cash flows, financial condition and results of operations. For example, on February 20, 2015, CMS announced proposed Medicare Advantage benchmark payment rates for 2016, which reflected slight funding reductions from the prior year. In addition, all parts of the Medicare program, including Medicare Advantage, are subject to the risks of reduced government funding, including in connection with significant spending reductions in connection with the Budget Control Act of 2011. For additional detail on these cuts and the potential effect on our Medicare business, see “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.” The cumulative impact of reductions in reimbursement rates, funding reductions and other factors has had an adverse impact on the profitability of our Medicare business in the past, and any further significant reductions in the reimbursement rates that we receive in connection with our Medicare business could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases, including through the dual eligibles demonstration.
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
In addition, CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on performance on certain measures of quality. The Star Ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star Rating, (calculated in the Fall of 2013), Medicare Advantage plans were required to achieve a minimum of 4 Stars to qualify for a quality bonus payment in 2015. The methodology and measures included in the Star Ratings system can be modified by CMS annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally. For the 2015 Star rating (2016 payment year), our California HMO and Oregon HMO and PPO contracts with CMS were measured at 4.0 Stars. Our Arizona HMO contract was measured at 3.5 Stars and our California PPO contract was measured at 3.0 Stars in the Star Ratings system. This will place approximately 87% of our current membership in 4.0 Star plans for 2015 that qualify for an expected quality bonus payment in 2016. We are continuing to expand efforts and resources to improve our Star Ratings and other quality measures, but a failure to achieve a 4 Star Rating, and consequently failure to qualify for a quality bonus payment in any year, would have an adverse effect on our revenue, income and reputation, and could hinder our ability to compete effectively in the Medicare marketplace.
If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.
The level of our administrative expenses can affect our profitability, and we may not be able to manage the level of our administrative expense in all circumstances. In addition, many of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do, which among other things, may allow them to more successfully manage their general and administrative expense ratios or make investments in new technologies. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, our entrance into new relationships with third parties, such as the arrangement we entered into with Cognizant in November 2014, acquisitions and divestitures, business or product start-ups or expansions, such as, for example, our participation in the CCI and the health insurance exchanges, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could require us to increase premium rates in order to cover our health care costs and general and administrative expenses.
During recent years we have dedicated significant resources to implement programs designed to achieve general and administrative cost savings and improve our operational performance. As a part of these programs, we have and will continue to contract with key strategic partners in an effort to ultimately lower our cost structure and incremental costs and consolidate business and management operations, in particular the recent arrangement with Cognizant. Under this arrangement, Cognizant would perform a significant portion of our business process and information technology activities, subject to regulatory approval of the transaction. This transaction would significantly increase the scope of services currently performed for us by third parties. For additional details on the Cognizant transaction, see the risk factor under the heading “—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.” However, there can be no assurance that our strategies to reduce our general and administrative costs and improve our operational performance will be successful or achieve anticipated savings.
In addition, in order to offset some of the reduced revenues from certain of our contracts, we continuously make efforts to reduce, reallocate or eliminate certain overhead and other administrative expenses. We cannot guarantee that we will be successful in making these cuts and adjustments at a pace that will maintain or increase our profitability.
Our business is regionally concentrated in the states of California, Arizona and Oregon.
Our business operations are primarily concentrated in three states: California, particularly Southern California, Arizona and Oregon. The majority of our Medicaid operations are in the state of California, with a high concentration of operations and members in Los Angeles County, and we now participate in the Medicaid program in Arizona. Medicaid expansion and our participation in the dual eligibles demonstration has further increased our concentration in Southern California, particularly Los Angeles County. Due to this geographic concentration, in particular in Southern California, we are exposed to the risk of a deterioration in our financial results if our health plans in these areas, in particular, Southern California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these areas. If economic conditions in the state of California or in the other states in which we operate deteriorate, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations and cash flows could be adversely affected. For example, in the past, budget issues have led the state of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.
We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by government agencies, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate or enroll members in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation, audit results, sanctions or penalties could negatively affect our reputation in various markets and make it more difficult or impossible for us to sell our products and services or negatively impact the trading price of our common stock. State attorneys general have become increasingly active in investigating the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations. We have, among other things, entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.
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
We utilize claims submissions, medical records and other medical data as provided by health care providers as the basis for payment requests that we submit to CMS under the risk adjustment model for our Medicare Advantage contracts. CMS and the Office of Inspector General for HHS periodically perform risk adjustment data validation (“RADV”) audits of selected Medicare health plans, including ours, to validate the coding practices of and supporting documentation maintained by health care providers. Our Arizona and California health plans have been selected for such an audit, though the results will not be known until CMS establishes a baseline “error rate.” Such audits may result in retrospective adjustments to payments made to our health plans, fines, corrective action plans or other adverse action by CMS. In February 2012, CMS published a final RADV audit and payment adjustment methodology. The methodology contains provisions allowing retroactive contract level payment adjustments for the year audited, beginning with 2011 payments, using an extrapolation of the “error rate” identified in audit samples and, for Medicare Advantage plans, after considering a fee-for-service “error rate” adjuster that will be used in determining the payment adjustment. Depending on the error rate found in those audits, if any, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.
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
On February 4, 2015, we received a notice from the Arizona Health Care Cost Containment System (“AHCCCS”), Division of Health Care Management (“DHCM”) that stated that we were in violation of its contract for Acute Care Medicaid services in Maricopa County. These violations for failure to meet contractual requirements included, among other things, deficiencies related to staffing and support services, website accessibility, provider credentialing, claims processing and grievance and appeals. As a result, DHCM imposed a monetary sanction of $200,000 to be withheld from our future capitation payments, and imposed a cap on auto assignment effective February 13, 2015 until further notice. DHCM also required us to submit corrective action plans as specified in the notice, and stated that any failure to correct the deficiencies outlined in the notice could result in additional compliance actions, including additional sanctions up to non-renewal of the one-year option to extend our Arizona Medicaid contract or termination of the contract in whole or in part. If we were to be subject to additional sanctions or if our contract with AHCCCS was terminated or not renewed, this could have an adverse impact on our Medicaid business, our reputation, results of operations, cash flows or financial condition.
We contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. In addition, in November 2014 we announced that we entered into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities, subject to regulatory approval of the transaction. This transaction would significantly increase the scope of services currently performed for us by third parties. For additional details on the Cognizant transaction, see the risk factor under the heading “—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.” Violations of, or noncompliance with, laws and/or regulations governing our business by such third parties, or governing our dealings with such parties, could, among other things, subject us to additional audits, reviews and investigations and adverse effects from such audits, reviews and investigations. In addition, from time to time, government agencies investigate whether our operations are being conducted in accordance with regulations applicable to government contractors, including but not limited to regular audits to enforce mandatory pricing arrangements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines and/or penalties being imposed upon us, or could lead to suspension or debarment from government programs or future government contracting, which could have a material adverse effect on our financial condition, results of operations and cash flows. See “—We are subject to risks associated with outsourcing services and functions to third parties” for additional detail regarding risks associated with our relationships with third parties.

We face risks related to litigation, which, if resolved unfavorably, could result in substantial penalties and/or monetary damages, including punitive damages. In addition, we may incur material expenses in the defense of litigation and our financial condition, results of operations, cash flow and/or liquidity could be adversely affected if litigation expenses are greater than we project.
We have been in the past, are currently, or may become in the future, subject to a variety of legal actions, including but not limited to claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, and insufficient payments for out-of-network services. These legal actions also include claims brought against companies in general, including, but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including, without limitation, suits alleging securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. For example, we currently are a party to certain putative class and collective actions relating to the alleged misclassification of certain independent contractors under our MFLC program. See “Item 3. Legal Proceedings” for further information on this matter. In addition, we incur and likely will continue to incur potential liability for claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, breach of fiduciary duty, unfair or improper business practices and violations of state or federal antitrust laws and can include claims for punitive damages and various forms of injunctive relief. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.
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
We have experienced rapid growth in our membership as a result of the changing health care environment including the implementation of the exchanges, the CCI and Medicaid expansion in California and Arizona. We have devoted significant resources to manage this rapid growth in our membership, and continuing growth could significantly strain our management and other resources in the future. Our ability to continue managing membership growth effectively will depend, in part, on our ability to modify operational, financial and management information systems and functions on a timely basis and to attract, train, and retain skilled employees. In the event that we are unable to manage our membership growth effectively, this could have a material adverse effect on our business, financial condition, cash flows, or results of operations. See “—We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success," "—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons," and "—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations"” for additional information. on the growth we have experienced in certain lines of business.
We are subject to risks associated with outsourcing services and functions to third parties.
We currently contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology infrastructure and applications solutions providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. In addition, in November 2014 we announced that we entered into a master services agreement with Cognizant for the performance of additional activities, including a significant portion of our business process and information technology activities, subject to regulatory approval of the transaction. For additional details on the Cognizant transaction, see the risk factor under the heading “—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.” Our current and any future arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures may not be adequate to fully compensate us for any losses suffered as a result of any vendor's failure to satisfy its obligations to us or under applicable law. Our current and any future outsourcing arrangements could be adversely impacted by changes in the vendor's or service provider's operations, security posture or vulnerabilities, financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. If these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, may be required to pay a termination fee, which may be significant, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays or difficulties in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems or disputes that could adversely impact our business, financial condition and results of operations.
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
As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, a range of strategic, regulatory, competitive, financial, operational, information technology, information security, reputational, external and industry risks identified in this Risk Factors discussion. The third party vendors and service providers to which we outsource key functions are required to achieve and maintain compliance with applicable federal and state laws and regulations and contractual requirements. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. As we further outsource key functions, this risk increases. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability, our ability to retain or grow business or adversely affect our business, financial condition or results of operations.
If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected.
We contract with hospitals, provider groups and other providers as a means to provide access to health care services for our members, to manage health care costs and utilization and to help ensure the delivery of quality care. In any particular market, providers could refuse to contract with us, demand higher payments, or other contract terms that are unfavorable to us or take other actions, including litigation, which could result in higher health care costs, less desirable or uncompetitive products for customers and members, disruption to provider access or limited access for current members or to support growth, or difficulty in meeting regulatory or accreditation requirements. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant market positions or even monopolies. If these providers refuse to contract with us or utilize their market position to negotiate contract terms that are unfavorable to us or otherwise place us at a competitive disadvantage, our ability to market our products or to be profitable in those areas could be adversely affected. The continuing trend of consolidation of hospitals, provider groups and other providers may further enhance this risk, particularly if such consolidation involves large high cost hospitals, providers or provider groups that we currently have under contract.
As the health care environment has evolved, we have developed and are continuously working to monitor strategic provider relationships with respect to the new market driven by, among other things, the ACA, the CCI and other federal and state health care reforms, regulations and initiatives. Accordingly, our business strategy includes creating tailored network products and other customized customer solutions through, among other things, strategic provider relationships that help manage the cost of care. For example, our product portfolios and services include offerings such as SmartCareSM, ExcelCareSM, PureCareSM and CommunityCareSM, which are recent collaborations with our provider partners. Through these types of arrangements, we offer tailored network product offerings served by more cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 50% of total commercial membership as of December 31, 2014, compared with approximately 38% as of December 31, 2013. For additional information on our tailored network products and innovative provider relationships, see “Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations.” The success of our tailored network products and continued development of strategic provider relationships are important parts of our business strategy. In addition, we will need to manage our provider network to support our participation in the CCI, including the provision of LTSS benefits for dual eligibles and other individuals, a service that we have not previously provided or managed. There can be no assurance that we will be able to successfully implement these strategic initiatives, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or the products that we offer will be preferable to similar products of our competitors. Moreover, recent regulatory action and class action lawsuits have raised concerns regarding provider network size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products, which may require us to modify our tailored network strategy. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.” Failure to successfully implement these strategic initiatives may have an adverse impact on our business, results of operations, financial condition and cash flows.
We contract with professional providers in California for HMO primarily through capitation fee arrangements. Generally, under a capitation fee arrangement, we pay a provider group a fixed amount per member per month and the provider group accepts the risk of the frequency and cost of member utilization of professional services, and in some cases, institutional services. Provider groups that enter into capitation fee arrangements generally contract with primary care physicians, specialists and other secondary providers to provide services. In addition, we frequently delegate responsibility for certain functions such as claims payment or utilization management to these providers under a "delegated HMO" model. The inability of provider groups to properly manage costs under capitation arrangements can result in their financial instability and the termination of their relationship with us. A provider group's financial instability or failure to pay specialists or secondary providers for services rendered could be exacerbated by the current economic conditions, and could lead specialists or secondary providers to demand payment from us, even though we have made our capitated payments to the provider group. We rely on our delegated, capitated physician groups to disburse this payment to their eligible providers, but in the event these groups fail to do so, we may find it necessary to pay such unpaid provider claims depending on state law, regulatory action or other factors. In California, for instance, although legal precedent to date has held that health plans generally are not liable for unpaid provider claims under these circumstances, there can be no assurance that the law will not change, or that we will not be found liable for unpaid provider claims in the future. There can also be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with specialists or secondary providers, the failure of any of which could have an adverse effect on the provision of services to members and our operations.
In addition, certain provisions of the ACA, including for example, the risk adjustment program, may make our existing provider fee arrangements less successful in certain of our market segments. The risk adjustment program defines a health plan's average actuarial risk and subsequently determines such health plan's risk adjustment payment allocation based on the collection of encounter data from providers. This structure puts more heavily capitated health plans such as ours at a disadvantage because providers receiving fixed fees from health insurers do not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem is particularly acute under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. As a result, we have been working with providers to enhance our traditional capitation arrangements to help better align our and our providers' interests in capturing accurate and complete encounter data and determining an accurate average actuarial risk. For additional detail on the risk adjustment program and how the ACA and related proposals and initiatives are changing the health care landscape, see the ACA Risk Factors above. There can be no assurance that our efforts in this regard will be successful. Failure to successfully implement this strategy and receive accurate and complete encounter data may have an adverse impact on our results of operations, financial condition and cash flows.
Our dependence on capitated provider groups is substantial in our Western Region Operations reportable segment. Approximately 66% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2014. Our use of tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members' access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.
The provider groups that we contract with are also required to achieve and maintain compliance with applicable federal and state laws and regulations. The inability of a provider group to pass compliance audits or otherwise maintain compliance with applicable laws and regulations may cause us to terminate a contract with a provider or assume responsibility for the noncompliant functions, such as claims payment or utilization management. Furthermore, violations of, or noncompliance with, applicable laws and/or regulations or contract terms by providers who perform delegated functions for us could increase our exposure to liability to our members or sanctions and/or fines from the regulators that oversee our business, among other things. We have seen increasing attention from regulators in this space, particularly with respect to provider network data integrity, and if we fail to adequately monitor and regulate the performance of these delegated entities, we could be subject to additional risk. For additional information, see “—We are subject to risks associated with outsourcing services and functions to third parties.”

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
Adverse general economic conditions could adversely affect our revenues and results of operations.
Adverse general economic conditions could expose us to a number of risks, including risks associated with the potential financial instability of our customers. In light of the substantial uncertainty surrounding the ultimate impact of the ACA and related state health care reform proposals, how the implementation of these new requirements will affect these risks remains unclear. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers could modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions, particularly our individual customers on the exchanges, could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.
As of December 31, 2014, our Medi-Cal membership was approximately 1.6 million members, and it is expected to continue to increase in 2015 as a result of Medicaid expansion and our participation in the CCI. However, the State of California has experienced budget deficits in the recent past. Challenging economic conditions, another economic downturn or continued government efforts to contain medical costs and health care related expenditures could adversely affect state and federal budgets, including California's, resulting in reduced or delayed reimbursements or payments in our federal and state government-funded health care coverage programs, including Medicare and Medi-Cal or reimbursements or payments in these programs that do not keep pace with our cost trends. Any future state budget difficulties may also threaten the ongoing viability of the CCI, as discussed further in the risk factor under the heading, “—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.”
For additional discussion on budget issues at the federal level and the potential risks to our business, see the risk factor under the heading “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.” In addition, continued state and federal budgetary pressures could cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and HMOs, and could adversely affect our results of operations. Moreover, any enrollment freeze or significant delay in reimbursement payment from government programs in which we participate could adversely affect our business, financial condition, cash flows and results of operations. For example, in the past, budget issues have led the State of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
We must comply with requirements relating to patient privacy and information security, including requiring through contract that business associates that handle certain information on our behalf comply with relevant privacy and security requirements, including, but not limited to HIPAA.
We are subject to compliance obligations arising from laws and regulations governing certain Protected Health Information (“PHI”) and Personal Information (“PI”) including but not limited to: the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) and their respective implementing regulations; the Federal Trade Commission Act; federal regulations governing substance abuse records; state privacy and security laws such as the California Confidentiality of Medical Information Act (“CMIA”) and the California Online Privacy Protection Act (“CalOPPA”); and state breach notification laws that require providing notification in the event of a breach of PI (such as Cal. Code § 1798.82). A variety of state and federal regulators enforce these laws, including, but not limited to HHS, the Federal Trade Commission (“FTC”), state attorneys general, and other state regulators. In addition, as our individual exchange business grows, we are increasingly impacted by requirements under the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities.
HIPAA regulations, as amended, require health plans, clearinghouses and providers to, among other obligations: comply with various requirements and restrictions related to the use, disclosure, storage, and transmission of PHI; adopt rigorous internal policies and procedures to safeguard PHI; and enter into specific written agreements with business associates that receive, transmit, use and/or create PHI on our behalf. HIPAA also established significant civil and criminal sanctions for violations. These regulations expose us to liability for, among other things, violations of the regulations by our business associates, including the third party vendors involved in our outsourcing projects. Other state and federal laws and regulations, including some of the laws noted above, impose similar privacy and security requirements.
The HITECH Act expanded HIPAA's requirements for security and privacy safeguards, including improved enforcement, additional limitations on use and disclosure of PHI and additional potential penalties for violations, and imposed notice obligations in the event of a breach of unsecured PHI.
The HITECH Act has been implemented on a rolling basis through subsequent rulemaking. On January 17, 2013, the Office of Civil Rights (“OCR”) of HHS issued the omnibus final rule on HIPAA privacy, security, breach notification and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act. The omnibus final rule became effective on March 26, 2013, with an applicable compliance date of September 23, 2013. Although our contracts with our business associates require business associates to maintain the privacy and security of PHI and PI that we disclose to them, we may have limited control over the actions and practices of our business associates. This risk increases as we contract with third parties for the performance of additional services on our behalf. Compliance with HIPAA and state and federal privacy and security laws and regulations has resulted in and may in the future result in significant costs to us due to necessary systems changes, the development of new administrative processes and the effects of potential noncompliance by us or our business associates. If we or our business associates fail to comply with requirements relating to patient privacy and information security, such as applicable contractual requirements or the requirements imposed through the laws and regulations referenced above, our reputation and business operations could be materially adversely affected and our results of operation and financial condition could be adversely impacted.

If we or our business associates that handle certain information on our behalf fail to comply with requirements relating to patient privacy and information security, among other things, our reputation and business operations could be materially adversely affected.
The collection, maintenance, use, disclosure and disposal of individually identifiable information or data, including PHI and cardholder data, by our businesses are regulated at the federal and state levels, and in some cases are subject to contractual requirements. Despite the privacy and security measures we have in place to ensure compliance with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber-attack, misplaced or lost data, programming and/or human errors or other similar events. For additional details on the types of information we process and store, and the applicable laws, rules and regulations see the risk factor under the heading “—We must comply with requirements relating to patient privacy and information security, including requiring through contract that business associates that handle certain information on our behalf comply with relevant privacy and security requirements, including, but not limited to HIPAA.”
A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI, cardholder data and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network, such as, for example, reconnaissance probes, denial of service attempts, malicious software attacks and phishing attacks. We have expended significant resources to protect against such attacks, detect if and when attacks occur, respond to these attempted attacks and recover the enterprise to regular operations, and we expect to continue to do so in the future. Any reductions in the availability of our website could impair our ability to conduct our business and adversely impact our members during the occurrence of any such incident.
Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Recent, well-publicized attacks on prominent companies, including in our industry, have resulted in the theft of significant amounts of sensitive and personal information and demonstrate the sophistication of the perpetrators and magnitude of the threat posed to companies across the nation, including the health care industry. In addition, in November 2014 we announced that we entered into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities, subject to regulatory approval of the transaction. The Cognizant transaction will require us to devote significant resources to transition from our existing systems infrastructure and relocate to a new data center, and if we are unable to successfully execute and manage this transition, the movement of data during the transition may enhance the information management and data security risks we currently face. For additional details on the Cognizant transaction and associated risks, see the risk factor under the heading “—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.”
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
Our business depends significantly on effective and efficient information systems. The information gathered and processed by our information management systems assists us in, among other things, pricing our services, monitoring utilization and other cost factors, processing provider claims, billing our customers on a timely basis and identifying accounts for collection. Our customers and providers also depend upon our information systems for membership verification, claims status and other information. We have different information systems for our various businesses and these systems require the commitment of significant resources for continual maintenance, upgrading and enhancement to meet our operational needs and evolving industry and regulatory standards. We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Additionally, in November 2014 we announced that we entered into a master services agreement with Cognizant for the performance of a significant portion of our information technology activities, which would significantly increase the scope of services provided to us by third parties in this regard, subject to regulatory approval of the transaction. Our merger, acquisition and divestiture activity also requires transitions to or from, and the integration of, various information management systems within our overall enterprise architecture.
We are in the process of reducing the number of systems that we operate. Any difficulty or unexpected delay associated with the transition to or from information systems, including in connection with the decommissioning of a system or the implementation of a new system; any inability or failure to properly maintain information management systems; any failure to efficiently and effectively consolidate our information systems, including to renew technology, maintain technology currency, keep pace with evolving industry standards or eliminate redundant or obsolete applications; or any inability or failure to successfully update or expand processing capability or develop new capabilities to meet our business needs, could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, disputes with customers and providers, regulatory or other legal or compliance problems, significant increases in administrative expenses and/or other adverse consequences. If for any reason there is a business continuity interruption resulting in loss of access to or availability of data, we may, among other things, not be able to meet the full demands of our customers and, in turn, our business, results of operations, financial condition and cash flow could be adversely impacted. In addition, we currently obtain, and subject to regulatory approval, expect to obtain in the future, significant portions of our systems-related and other services and facilities, including our data center, from independent third parties. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. See “—We are subject to risks associated with outsourcing services and functions to third parties.”
In addition, the Cognizant transaction will require us to devote significant resources to transition from our existing systems infrastructure and relocate to a new data center, and if we are unable to successfully execute and manage this transition, the movement of data during the transition may enhance several of the information management and data security risks we currently face. For additional details on the Cognizant transaction and associated risks, see the risk factor under the heading “—We are subject to a number of risks in connection with our decision to enter into a master services agreement with Cognizant for the performance of a significant portion of our business process and information technology activities.”
We also face challenges with respect to our implementation and support of the requirements of the ACA. Because federal and state regulators continue to release new and revised final rules and regulations relating to the implementation of the ACA, there remains substantial uncertainty with respect to these requirements, including, but not limited to rules and regulations related to the state-based and federally facilitated exchanges, the assessment and collection of the health insurer fee and the reinsurance, risk adjustment and risk corridors programs. Among other things, we have been required to define and implement new billing and payment capabilities and support new requests from third parties and government agencies for data collection and reporting. These additional demands have required and are continuing to require us to make significant systems changes, including developing, investing in, configuring, installing and monitoring the performance of new products and technology. The implementation of these changes has required and will continue to require the expenditure of material resources. See the ACA Risk Factors for further information regarding the ACA and the challenges we continue to face in implementing its provisions.
CMS adopted a new coding set for diagnoses, commonly referred to as ICD-10, which significantly expands the number of codes utilized. The new ICD-10 coding set is currently required to be implemented by October 2015. We will be required to incur additional expenses to implement and support the new ICD-10 coding set. If we have not adequately implemented the requirements of the ACA and ICD-10 within the time period required, our results of operations, financial condition and cash flows would be adversely affected.
As the requirements of supporting our businesses evolve over time, including as a result of the ACA's dynamic marketplace and in connection with the Cognizant transaction, there can be no assurances that we will be able to make the necessary systems changes or other modifications necessary to successfully meet such demands. If we do not successfully respond to such demands in a timely manner, our results of operations, financial condition and cash flows could be materially adversely affected.

We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.
Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. Our Senior Notes payable balance was $399.5 million as of December 31, 2014. In addition, we have a $600 million five-year revolving credit facility that expires in October 2016. As of December 31, 2014, we had $100.0 million outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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
As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Under California’s Health Care Service Plan Act of 1975, as amended (also known as the Knox-Keene Act), our subsidiaries that are licensed under the Knox-Keene Act must comply with certain minimum capital or tangible net equity (“TNE”) requirements ranging up to 130% of a specified minimum TNE for larger and older licensees such as Health Net of California. In addition, each of our subsidiaries regulated under the Knox-Keene Act have agreed to certain undertakings to the Department of Managed Health Care, restricting dividends and loans to affiliates, to the extent that the payment of such would reduce its TNE below 130% of the minimum requirement. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts as determined by the state’s formula. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and free cash flow. For additional information regarding our regulated subsidiaries' statutory capital requirements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Statutory Capital Requirements.”
The value of our intangible assets may become impaired.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $570.7 million as of December 31, 2014, representing approximately 11 percent of our total assets and 33 percent of our consolidated stockholders' equity at December 31, 2014.
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
From time to time, we divest assets or businesses that we believe are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Estimates—Goodwill and Other Intangible Assets” for further discussion of our procedures related to goodwill and other intangible assets.
The value of our investment portfolio and our goodwill could be adversely impacted by varying economic and market conditions which could, in turn, have a negative effect on our results of operations and stockholders' equity.
Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2014, our available-for-sale investment securities were approximately $1.8 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.
The current economic environment and the volatility of capital markets could negatively impact the liquidity of investments, such as the debt securities we hold, and a worsening in these markets could have negative effects on the liquidity and value of our investment assets. In addition, such uncertainty has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.
Over time, the economic and capital market environment may decline or provide additional insight regarding the fair value of certain securities, which could change our judgment regarding the impairment of certain investments. This could result in realized losses relating to other-than-temporary declines being charged against future income. There is continuing risk that declines in fair value may occur and material other-than-temporary impairments may result in realized losses in future periods, which could have an adverse effect on our results of operations, liquidity and financial condition. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our investment portfolio.
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
The market price of our common stock is subject to volatility, and, although the price of our common stock rose significantly in 2014, it has shown significant volatility in years past. In 2012, the per share value of our common stock decreased by 20.1%. In 2013, the per share value of our common stock increased by 21.8%, and in 2014, the per share value of our common stock increased by 82.3%. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the Standard & Poor's 400 Mid-Cap Index of which our common stock is a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have in the past or may in the future show significant volatility and sensitivity in response to many factors, including, without limitation, the ACA and health care reform generally, public communications regarding managed care, legislative or regulatory actions, political developments, developments in connection with our master services agreement with Cognizant, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, reductions in government reimbursement, competition, earnings, proposed changes in or the introduction of new government programs or initiatives, developments with respect to the CCI, receivable collections or membership reports of particular industry participants, and market speculation about or actual merger and acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.
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
Managed health care companies have received and continue to receive negative publicity reflecting the public perception of the industry. For example, the Company and the managed health care industry have been subject to negative publicity surrounding premium rate increases and government investigations into the industry and our own business practices. Such risks may be exacerbated in the event we and other companies in our industry raise premium rates by more than has been done in recent years to price for the expanded benefits required by, and the fees, taxes and assessments imposed by, the ACA or to respond to any increase in medical cost trends. In addition, health care, health care reform and its implementation and related health care reform proposals have been and are expected to continue to be the subject of intense media attention and political debate. Such political discourse can often generate publicity that portrays managed care in a negative light. Our marketing efforts may be affected by, among other things, the amount of negative publicity to which the industry has been subject, as well as by speculation and uncertainty relating to merger and acquisition activity among companies in our industry. Speculation, uncertainty or negative publicity about us, our industry, our third party vendors or our lines of business could adversely affect our ability to market and sell our products or services, require changes to our products or services, or stimulate additional legislation, regulation, review of our practices or those of the industry or litigation that could adversely affect us.
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
Our $600 million revolving credit facility due in October 2016 requires us to comply with various covenants that impose restrictions on our operations, including our ability to incur additional indebtedness, create liens, pay dividends, make investments or other restricted payments, sell or otherwise dispose of substantially all of our assets and engage in other activities. Our revolving credit facility also requires us to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Structure-Revolving Credit Facility” for further details regarding our revolving credit facility.
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
Our products and services and our operations require a large number of employees. As of December 31, 2014, we employed 7,922 individuals on a full-time basis and 92 individuals on a part-time or temporary basis. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objectives, which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing health care environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. Our business could be adversely affected if we are unable to recruit, manage, enable and retain talent and meet upcoming challenges and opportunities. In addition, the impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease office space for our principal executive offices in Woodland Hills, California, which is used by each of our reportable segments. The operating lease for our executive offices expires on December 31, 2017 and relates to approximately 115,488 square feet. We also lease a separate 333,954 square foot facility in Woodland Hills primarily to house the operations for a significant portion of our Western Regions Operations reportable segment. The lease for this two-building facility expires December 31, 2021.
In Rancho Cordova and San Rafael, California, we lease an aggregate of approximately 592,650 square feet of office space that is used for operations in our Western Region Operations and Government Contracts reportable segments. The related leases expire at various dates ranging from February 2016 to June 2022.
In addition to the office space referenced above, we lease approximately 49 sites in 10 states, totaling approximately 628,794 square feet of space, which are used by our reportable segments for their respective operations. We also lease approximately 389,754 square feet of office space in Shelton, Connecticut under leases expiring at various dates ranging from 2016 to 2017. We no longer conduct operations in Shelton, and have subleased a portion of this space under subleases expiring at various dates ranging from 2016 to 2017.
We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support operations for all of our reportable segments.
We believe that our properties are adequate and suitable to meet our business needs.
Item 3. Legal Proceedings.
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Item 3 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Item 3 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal. On December 17, 2014, a divided (2-1) Ninth Circuit panel affirmed the district court’s decision denying our motion to compel arbitration. On January 14, 2015, we petitioned for rehearing en banc, and the Ninth Circuit denied the petition on February 9, 2015. On February 13, 2015, the Ninth Circuit granted our motion to stay the proceedings, and the proceedings will remain stayed until the final disposition by the U.S. Supreme Court of our petition for a writ of certiorari.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange (“NYSE”) since January 2013.

	High	Low
Calendar Quarter—2013
First Quarter	$29.57	$24.16
Second Quarter	$33.30	$26.69
Third Quarter	$33.90	$29.11
Fourth Quarter	$33.52	$25.40

Calendar Quarter—2014
First Quarter	$35.10	$29.36
Second Quarter	$41.84	$31.36
Third Quarter	$47.53	$41.19
Fourth Quarter	$54.36	$43.61
On February 23, 2015, the last reported sales price per share of our common stock was $57.82 per share.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Company’s equity compensation plans is incorporated by reference in Part III of this Annual Report on Form 10-K under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Holders of Common Stock
As of February 23, 2015, there were 1,517 registered holders of record of our common stock.
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
On December 16, 2014, our Board of Directors approved another increase to our stock repurchase program in the amount of $257.8 million, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. The remaining authorization under our stock repurchase program as of December 31, 2014 was $400.0 million.
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
During the year ended December 31, 2014, we repurchased 3.0 million shares of our common stock for aggregate consideration of $137.8 million under our stock repurchase program. For additional information on our stock repurchase program, see Note 9 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations in 2014, as of December 31, 2014:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	7,545	(c)	$33.25	$250,843	—	$280,000,018
February 1—February 28	268,851	(c)	32.05	8,617,165	—	$280,000,018
March 1—March 31	261,001	(c)	34.17	8,917,445	—	$280,000,018
April 1—April 30	2,645	(c)	33.49	88,589	—	$280,000,018
May 1—May 31	5,975	(c)	39.22	242,204	—	$280,000,018
June 1—June 30	748	(c)	39.82	29,785	—	$280,000,018
July 1—July 31	809	(c)	43.47	35,168	—	$280,000,018
August 1—August 31	3,807	(c)	43.10	164,085	—	$280,000,018
September 1—September 30	1,591,553	(c)	46.54	74,075,436	1,482,000	$211,030,239
October 1—October 31	1,521,589	(c)	45.32	68,958,807	1,518,000	$142,235,079
November 1—November 30	4,677	(c)	49.55	231,745	—	$142,235,079
December 1—December 31	4,947	(c)	53.81	266,199	—	$400,000,000
	3,674,147		$44.06	$161,877,471	3,000,000
 ________

(a)
During the year ended December 31, 2014, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. On December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400 million. Our stock repurchase program does not have an expiration date. During the year ended December 31, 2014, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph
The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and both the current and prior year Industry Peer Group Index. We calculate year-end values based on the closing prices from the final trading days in December 2009, 2010, 2011, 2012, 2013, and 2014. The graph assumes that $100 was invested on December 31, 2009 in each of the Common Stock, the S&P 500 Index, and the current year Industry Peer Group Index and the prior year Industry Peer Group Index, and that all dividends were reinvested for both the current and prior year. The Industry Peer Group Index weights the constituent companies' stock performance on the basis of market capitalization at the beginning of each annual period.
The Company's current Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Humana, Inc., UnitedHealth Group, Inc., Anthem, Inc. (formerly WellPoint, Inc.), Molina Healthcare, Inc., Centene Corporation, and WellCare Health Plans, Inc.. In our previous annual report on Form 10-K for the year ended December 31, 2013, the Company used an Industry Peer Group Index comprised of Aetna, Inc., Cigna Corporation, Humana, Inc., UnitedHealth Group, Inc., and WellPoint, Inc. This year, the Company elected to add the following three new companies to the peer group based on their strong presence in the Medicaid market: Molina Healthcare, Inc., Centene Corporation and WellCare Health Plans, Inc. The Company believes those additions will help the peer group more appropriately reflect the Company's current mix of business, which has experienced rapid growth in its Medicaid segment.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Health Net	$100.00	$117.17	$130.61	$104.34	$127.39	$229.84
Standard & Poor's 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Industry Peer Group Index (Current Peers)	$100.00	$108.46	$147.17	$153.59	$227.10	$304.41
Industry Peer Group Index (Prior Year Peers)	$100.00	$108.70	$146.76	$153.30	$227.20	$303.00
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

 Item 6. Selected Financial Data.
The following selected financial and operating data as of and for the years ended December 31, 2014, 2013, and 2012 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2011 and 2010 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$13,361,170	$10,377,073	$10,459,098	$9,878,687	$9,492,460
Government contracts	603,975	572,266	689,121	1,416,619	3,344,483
Net investment income	45,166	69,613	82,434	74,161	71,181
Administrative services fees and other income	(1,725)	34,791	17,968	11,523	21,126
Divested operations and services revenue	—	—	40,471	34,446	186,167
Total revenues	$14,008,586	$11,053,743	$11,289,092	$11,415,436	$13,115,417
INCOME SUMMARY (1):
Income from continuing operations	$145,629	$170,126	$25,681	$61,056	$171,885
Income on discontinued operation, net of tax	—	—	96.382	11,064	32,358
Net income	$145,629	$170,126	$122,063	$72,120	$204,243
NET INCOME PER SHARE—DILUTED (1):
Income from continuing operations	$1.80	$2.12	$0.31	$0.68	$1.73
Income of discontinued operation, net of tax	$—	$—	$1.16	$0.12	$0.33
Net income	$1.80	$2.12	$1.47	$0.80	$2.06
Weighted average shares outstanding:
Diluted	80,777	80,404	83,112	89,970	99,232
BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$2,664,763	$2,059,943	$2,152,622	$1,790,397	$2,022,112
Total assets	5,395,934	3,929,125	3,934,390	3,607,669	4,131,693
Loans payable—Long term	100,000	100,000	100,000	112,500	—
Senior notes payable	399,504	399,300	399,095	398,890	398,685
Total stockholders’ equity (2)	1,709,222	1,628,811	1,557,030	1,443,146	1,694,416
OPERATING DATA:
Pretax margin from continuing operations	1.4%	2.4%	0.3%	1.4%	2.1%
Western Region Operations health plans services medical care ratio (MCR)	84.6%	85.6%	89.1%	86.5%	87.1%
Western Region Operations total G&A expense ratio	10.9%	10.3%	8.6%	8.6%	8.5%
Western Region Operations selling costs ratio	2.0%	2.3%	2.4%	2.4%	2.5%
Western Region Operations health plan services premiums per member per month (PMPM)	$385.42	$349.92	$341.28	$322.28	$315.55
Western Region Operations health plan services costs PMPM	$319.82	$299.66	$304.01	$278.85	$274.70
Net cash provided by operating activities	$776,001	$95,389	$32,540	$103,380	$308,038
Net cash (used in) provided by investing activities	$(184,852)	$579	$ (12,558)	$222.227	$ (200,593)
Net cash (used in) provided by financing activities	$(155,171)	$ (3,373)	$89,875	$ (445,492)	$ (440,110)
 __________
(1) For 2014, includes an $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction and $96.8 million of pretax expenses primarily related to the Cognizant Transaction. Our operating results for the year ended December 31, 2014 were also impacted by fees imposed under the ACA, including $141.4 million in amortization of deferred costs of health insurer fee and $97.6 million in other ACA fees. For 2013, we had approximately $56 million in favorable reserve developments related to prior years. These reserve developments related to prior years when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. In addition, our operating results for the year ended December 31, 2013 were impacted by $12.0 million in pretax costs primarily related to our continuing efforts to address scale issues. For 2012, includes a gain on sale of discontinued operation in the amount of $114.8 million after-tax. Our operating results for the year ended December 31, 2012 were impacted by approximately $35 million of adverse development related to prior years recorded as part of our health care cost. In addition, our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, a $5.0 million expense related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement. For 2011, includes a $181 million pretax expense related to a litigation judgment in the first quarter. In addition, our operating results for the year ended December 31, 2011 were impacted by a $40.8 million favorable adjustment to loss on sale of Northeast health plan subsidiaries and a $6.8 million benefit from litigation reserve adjustments, partially offset by pretax costs of $25.2 million related to our G&A cost reduction efforts. For 2010, includes pretax charges of $61.2 million related to our operations strategy and other cost management initiatives, and $9.0 million in early debt extinguishment and related interest rate swap termination costs, partially reduced by a $46.5 million benefit from litigation reserve adjustments and a $42.0 million adjustment to loss on sale of Northeast health plan subsidiaries.

(2) No cash dividends were declared in any of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, dual eligible, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and U.S. Department of Veterans Affairs ("VA") programs. We also offer behavioral health, substance abuse and employee assistance programs, managed health care products related to prescription drugs, managed health care product coordination for multi-region employers, and administrative services for medical groups and self-funded benefits programs.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, our Divested Operations and Services segment was closed out after we substantially completed the transition and run-out of our divested businesses, as further discussed below.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries. As of December 31, 2014, we had approximately 3.2 million medical members in our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare stand-alone prescription drug plan business ("Medicare PDP business") to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). As a result, the operating results related to our Medicare PDP business have been excluded from continuing operations results and are classified in this Annual Report on Form 10-K as discontinued operations for the year ended December 31, 2012. Accordingly, the information included in this Annual Report on Form 10-K regarding our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the year ended December 31, 2012. For additional information regarding the sale of our Medicare PDP business, see Note 3 to our consolidated financial statements.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region and other health care related government contracts, including the Patient Centered Community Care program (“PC3 Program”) contract we have with VA. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million Military Health System (“MHS”) eligible beneficiaries. In addition, we also provide behavioral health services to military families under the Department of Defense Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract, which is also included in our Government Contracts segment. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information on the T-3, MFLC and PC3 Program contracts.
On November 2, 2014, we signed a definitive master services agreement with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The transaction, including the related asset sale (the "Cognizant Transaction"), is subject to receipt of required regulatory approvals. In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that there were no changes to our reportable segments. See Note 3 to our consolidated financial statements under the heading “Assets Held for Sale” for additional information on the Cognizant Transaction.
Prior to January 1, 2013, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the Northeast Sale (as defined below), as well as the transition-related revenues and expenses of our divested Medicare PDP business. The "Northeast Sale" referred to the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and/or had conducted businesses in Connecticut, New Jersey, New York and

Bermuda to United, and includes the acquisition by United of membership renewal rights for certain health care business conducted by our subsidiary, Health Net Life Insurance Company, in the states of Connecticut and New Jersey. As of December 31, 2012, we had substantially completed the transition and run-out of our divested businesses. See Note 2 to our consolidated financial statements under the heading “Divested Operations and Services” and Notes 3 and 14 to our consolidated financial statements for additional information regarding the Northeast Sale, the sale of our Medicare PDP business, and our reportable segments.
 How We Measure Our Profitability
Our profitability depends in large part on our ability to, among other things, effectively price our health care products; accurately predict and effectively manage health care and pharmacy costs; effectively contract with health care providers; attract and retain members; and manage our general and administrative (“G&A”) and selling expenses. In addition, factors such as state and federal health care reform legislation and regulation, competition and general economic conditions affect our operations and profitability. The effect of escalating health care costs, as well as any changes in our ability to negotiate competitive rates with our providers, may impose further risks to our ability to profitably underwrite our business. Each of these factors may have a material impact on our business, financial condition or results of operations.
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
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals, and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients (which includes retroactive and retrospective premium adjustments), and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Medicare revenues also can include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. Health plan services premiums also includes our revenues from the California Coordinated Care Initiative (the "CCI") program. For additional information on the CCI, see "—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative."
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
G&A expenses include, among other things, those costs related to employees and benefits, consulting and professional fees, marketing, business expansion and cost reduction initiatives, premium taxes and assessments, Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the "ACA") related fees, occupancy costs and litigation and regulatory-related costs. Such costs are driven by membership levels, introduction of new products or provision of new services, system consolidations, outsourcing activities and compliance requirements for changing regulations, among other things. These expenses also include expenses associated with corporate shared services and other costs to reflect the fact that such expenses are incurred primarily to support health plan services. Selling expenses consist of external broker commission expenses and generally vary with premium volume.
We measure our Government Contracts segment profitability based on pretax income, which is calculated as Government Contracts revenue less Government Contracts cost. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts pretax income.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading "Government Contracts" for additional information on our T-3 contract.
Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. See Note 2 to our consolidated financial statements under the heading "Government Contracts" for additional information on our other government contracts such as the MFLC contract and that PC3 Program.
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. Due in part to the magnitude, scope and complexity of these initiatives, as well as their ongoing implementation, the ultimate impact of the ACA on us remains difficult to predict. The ACA has provided growth opportunities for health insurers, including us, but also introduces new risks and uncertainties, and required changes in the way products are designed, underwritten, priced, distributed and administered. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated preparation for and implementation of these measures have had, and will continue to have, an adverse impact on, among other things, the costs of operating our business, and could materially adversely affect our business, cash flows, financial condition and results of operations.
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see "Item 1. Business-Government Regulation—Health Care Reform Legislation and Implementation." For additional discussion of some of our risks and uncertainties related to the ACA, including certain legal, legislative and regulatory developments, see "Item 1A. Risk Factors."
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level ("FPL") to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this "Medicaid expansion." In 2014, our total Medicaid membership increased by 50% as a result of Medicaid expansion. We anticipate continued Medicaid membership growth from the expansion, due in part to the backlog of Medi-Cal applications in process at the county level at the end of 2014, as well as the expected movement of some individuals from the exchanges population to Medicaid. For additional information on our Medicaid program, see "Item 1. Business-Segment Information—Western Region Operations Segment—Medicaid and Related Products."
Public Health Insurance Exchanges
The ACA also required the establishment of state-run or federally facilitated "exchanges" where individuals and small groups may purchase health coverage. We currently participate as Qualified Health Plans ("QHPs") in the exchanges in California and Arizona. In California, we currently operate in 13 of 19 exchange rating regions in California in the individual market and in all 19 exchange rating regions in the small business health options program ("SHOP").
We believe the exchanges represent a significant commercial business opportunity for us as our individual commercial enrollment increased nearly 190 percent during 2014, driven in large part by enrollment in the exchanges through the first open enrollment period. However, as we complete our second enrollment period, changing economic conditions, the dynamic competitive environment on the exchanges, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges, among other things, may alter the economics and structure of our participation in the exchanges, which remain a new marketplace with which we have limited experience. If we are not able to successfully adapt to any such changes in our markets, our financial condition, cash flows and results of operations may be adversely affected. For more information on the exchanges, including the attendant risks and enrollment information, see Note 2 to our consolidated financial statements, "—Western Region Operations Reportable Segment—Western Region Operations Segment Membership" and "Item 1A. Risk Factors."
Health Insurer Fee
Our operating results for the year ended December 31, 2014 were impacted by fees imposed under the ACA, including $141.4 of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2013 net premiums written (the "health insurer fee"). In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee calculated based on 2013 premiums. In 2014, due to the non-deductibility of the health insurer fee for federal income tax purposes, our full-year effective income tax rate was adversely affected by 24.8 percentage points. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, in future years we could experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. We generally are also unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For more information on this and other ACA related fees, including the associated risks, see Note 2 to our consolidated financial statements, "—Results of Operations—Consolidated Results" and "Item 1A. Risk Factors."
Premium Stabilization Programs
The ACA also includes premium stabilization provisions designed to apportion risk amongst insurers, including the reinsurance, risk adjustment, and risk corridors programs.
The permanent risk adjustment program is applicable to plans in the individual and small group markets that are subject to the ACA's market reforms. This risk adjustment program became effective at the beginning of 2014 and has and will continue to shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions will effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA.
The individual and small group market represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. Calculating these premium stabilization provisions requires us to estimate receivables and payables. Until the final calculations are performed that determine the amounts collectible and payable, the estimates can vary and the final amounts may materially differ from those estimates. The final determination and settlement of amounts due or payable from these premium stabilization provisions for 2014 will not occur until at least June 2015. If we are required to make material adjustments from our prior estimates, our financial condition, cash flows and results of operations could be materially adversely affected.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs are subject to risks inherent in untested initiatives, and the relevant regulatory framework for the exchanges remains subject to change and interpretation over time. Whether due to regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in our markets, our financial condition, cash flows and results of operations may be materially adversely affected. See Note 2 to our consolidated financial statements, "—Critical Accounting Estimates-Accounting for Certain Provisions of the ACA" and "Item 1A. Risk Factors" for additional information on these premium stabilization programs or "3Rs".

MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. In addition, our Medicaid contract with the state of Arizona contains profit sharing or profit ceiling provisions under which we refund amounts to Arizona if our health plan generates profit above a certain specified percentage. During the year ended December 31, 2014, we accrued $200.6 million for a MLR rebate with respect to our adult Medicaid expansion population payable to DHCS and accrued $24.7 million, net of a $2.3 million receivable, for excess profit sharing payable to the state of Arizona under our Medicaid contract. Accordingly, for the year ended December 31, 2014, we reduced Medicaid premium revenue by $225.3 million. See Note 2 "Health Plan Services Revenue Recognition" section for further discussion on these MLR provisions.
We and other health insurance companies continue to face uncertainty and execution risk due to the multiple, complex ACA implementations that were and are required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives must be implemented in evolving regulatory environments and without the benefit of established market data. In addition, the relative lack of operating experience in these new marketplaces for insurers and, in certain cases, providers and consumers, has fostered a dynamic marketplace that may require us to adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and the CCI. These initiatives involved the incorporation of new and expanded populations and, among other things, have required that we restructure our provider network in response, and will require us to remain diligent in monitoring the market to, among other things, effectively and efficiently adapt to our dynamic environment. Any delay or failure by us to successfully execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences that could have an adverse impact on our business, financial condition, cash flows and results of operations.
Cognizant Transaction
On November 2, 2014, we entered into a Master Services Agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant. Under the terms of the Master Services Agreement, Cognizant will, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services").
Concurrent with executing the Master Services Agreement, we entered into an asset purchase agreement with Cognizant (the "Asset Purchase Agreement"), through which Cognizant will purchase certain software assets and related intellectual property from us for $50 million. See Note 3 to our consolidated financial statements under the heading “Assets Held for Sale” for additional information on the assets sold in this transaction.
The Cognizant Transaction is expected to close in the first half of 2015, subject to the receipt of required regulatory approvals. We expect that certain of our employees will become employees of Cognizant or its subcontractors, and that certain positions will be eliminated as part of the transaction.
The initial term of the Master Services Agreement is seven years, commencing on the later of (i) ten business days following final regulatory approval of the transaction, and (ii) March 1, 2015 (the "Commencement Date"). We have two options to extend the Master Services Agreement for one year each by giving notice to Cognizant no less than three months prior to the end of the then existing term.
We will pay Cognizant for the BP and IT Services through a combination of fixed and variable fees, with the variable fees fluctuating based on our actual need for such services. Based on the currently projected usage of BP and IT Services over the initial term of the Master Services Agreement, we expect to pay Cognizant approximately $2.8 billion, subject to price adjustments described in the Master Services Agreement. The Master Services Agreement is currently expected to generate approximately $150 million to $200 million in annual general and administrative and depreciation expense savings for us by 2017.Our operating results in our Corporate/Other segment for the year ended December 31, 2014 were impacted by an $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction. See Note 3 to our consolidated financial statements and "Item 1. Business—Additional Information Concerning Our Business—Cognizant Transaction" for additional information regarding assets held for sale and the Cognizant Transaction. In addition, our operating results in our Corporate/Other segment for the year ended December 31, 2014 were impacted by $74.8 million in pretax expenses related to the Cognizant Transaction. The Cognizant Transaction is subject to certain risks and uncertainties, including with respect to the receipt of required regulatory approvals, which are discussed in further detail in "Item 1A. Risk Factors."
2014 Financial Performance Summary
Health Net’s financial performance in 2014 is summarized as follows:

•	In the year ended December 31, 2014, we reported net income of $145.6 million or $1.80 per diluted share as compared to net income of $170.1 million or $2.12 per share, for the same period in 2013.

•	Western Region Operations enrollment was approximately 3.2 million as of December 31, 2014, an increase of 29.1 percent compared with enrollment at December 31, 2013.

•	Total revenues for the year ended December 31, 2014 increased by approximately 26.7 percent to $14.0 billion from the same period in 2013.

•	Western Region Operations segment pretax income increased to $315.6 million in 2014 compared to $207.5 million in 2013.

•	Government Contracts segment pretax income decreased to $69.5 million in 2014 compared to $74.5 million in 2013.

•	Net cash provided by operating activities totaled $776.0 million for the year ended December 31, 2014 compared to $95.8 million for the same period in 2013.

•	Our operating results for the year ended December 31, 2014 were impacted by:

▪
Fees imposed under the ACA, including $141.4 million for the health insurer fee and $97.6 million in other ACA fees. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for additional information.

▪
An $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction and $96.8 million of pretax expenses primarily related to the Cognizant Transaction. See Note 3 to our consolidated financial statements under the heading “Assets Held for Sale” for additional information regarding the Cognizant Transaction.

▪
A loss on the stock of one of our subsidiaries that created a tax benefit of $73.7 million, net of adjustments to our reserve for uncertain tax benefits. See Note 11 to our consolidated financial statements for additional information.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$13,361,170	$10,377,073	$10,459,098
Government contracts	603,975	572,266	689,121
Net investment income	45,166	69,613	82,434
Administrative services fees and other income	(1,725)	34,791	17,968
Divested operations and services revenue	—	—	40,471
Total revenues	14,008,586	11,053,743	11,289,092
Expenses
Health plan services (excluding depreciation and amortization)	11,307,751	8,886,547	9,316,313
Government contracts	536,643	502,918	605,074
General and administrative	1,552,364	1,083,694	939,940
Selling	262,338	239,428	245,925
Depreciation and amortization	29,786	38,589	31,146
Interest	31,376	32,614	33,220
Divested operations and services expenses	—	—	85,824
Asset impairment	88,536	—	—
Total expenses	13,808,794	10,783,790	11,257,442
Income from continuing operations before income taxes	199,792	269,953	31,650
Income tax provision	54,163	99,827	5,969
Income from continuing operations	145,629	170,126	25,681
Discontinued operations:
(Loss) income from discontinued operation, net of tax	—	—	(18,452)
Gain on sale of discontinued operation, net of tax	—	—	114,834
Income on discontinued operation, net of tax	—	—	96,382

Net income	$145,629	$170,126	$122,063

Net income per share—basic:
Income from continuing operations	$1.83	$2.14	$0.31
Income on discontinued operation, net of tax	$—	$—	$1.18
Net income per share—basic	$1.83	$2.14	$1.49

Net income per share—diluted:
Income from continuing operations	$1.80	$2.12	$0.31
Income on discontinued operation, net of tax	$—	$—	$1.16
Net income per share—diluted	$1.80	$2.12	$1.47

Summary of Operating Results
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
In the year ended December 31, 2014, we reported net income of $145.6 million or $1.80 per diluted share as compared to net income of $170.1 million or $2.12 per diluted share for the same period in 2013. Pretax margin was 1.4 percent for 2014 compared to 2.4 percent for 2013.
Our total revenues increased 26.7 percent in the year ended December 31, 2014 to $14.0 billion from $11.1 billion in the same period in 2013.
Health plan services premiums revenues increased to $13.4 billion in the year ended December 31, 2014, compared with $10.4 billion in the year ended December 31, 2013. Health plan services expenses increased by 27.2 percent from $8.9 billion in the year ended December 31, 2013 to $11.3 billion in the year ended December 31, 2014. Net investment income decreased to $45.2 million in the year ended December 31, 2014 compared with $69.6 million in the year ended December 31, 2013.
Our government contracts revenues increased by 5.5 percent in 2014 to $604.0 million from $572.3 million in 2013. Our government contracts costs increased by 6.7 percent in 2014 to $536.6 million from $502.9 million in 2013. The increases in our government contracts revenues and costs were primarily due to services provided for the PC3 Program. For additional information see “—Government Contracts Reportable Segment".
Our general and administrative (G&A) expenses increased by $468.7 million, or 43 percent, in the year ended December 31, 2014, primarily due to ACA related fees of $97.6 million and the $141.4 million health insurer fee. Our G&A expenses in 2014 also included $96.8 million of expenses primarily related to the Cognizant Transaction (see "—Cognizant Transaction" and Note 3 to our consolidated financial statements).
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
Days Claims Payable
Days claims payable ("DCP") for the year ended December 31, 2014 was 61.2 days compared with 40.4 days for the year ended December 31, 2013. Adjusted DCP, which we calculate in accordance with the paragraph below, for the year ended December 31, 2014 was 77.2 days compared with 58.7 days for the year ended December 31, 2013. The year over year increase was primarily due to the impact of the reinsurance recoverable that reduced commercial health plan services costs, as well as higher reserves that resulted from our significant enrollment growth during 2014.
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

	Year Ended December 31,
	2014	2013
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,896.0	$984.1
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(467.2)	(93.9)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,428.8	$890.2
(3) Health Plan Services Cost—GAAP	$11,307.8	$8,886.5
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(4,553.7)	(3,348.9)
(4) Health Plan Services Cost—Adjusted	$6,754.1	$5,537.6
(5) Number of Days in Period	365	365
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	61.2	40.4
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	77.2	58.7

Income Tax Provision
Our income tax expense (benefit) and the effective income tax rate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(Dollars in millions)
Continuing Operations:
Income tax expense from continuing operations	$54.2	$99.8	$6.0
Effective income tax rate for continuing operations	27.1%	37.0%	18.9%
Discontinued Operations:
Income tax benefit from discontinued operation A			$(10.3)
Effective income tax rate for discontinued operation A			35.8%
Income tax expense from gain on sale of discontinued operation B			$18.0
Effective income tax rate for gain on sale of discontinued operation B			13.5%
_______________
A - For the years ended December 31, 2014 and 2013, we had no discontinued operations; therefore, income tax expense from discontinued operation and the corresponding effective income tax rate are not applicable.
B - For the years ended December 31, 2014 and 2013, we had no sale of a discontinued operation; therefore, income tax expense from gain on sale of discontinued operation and the corresponding effective income tax rate are not applicable.
Continuing Operations
The effective income tax rate for continuing operations was 27.1% and 37.0% for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, our effective tax rate was adversely impacted by the health insurer fee required by the ACA. The $141.4 million that we paid in 2014 for the health insurer fee is not deductible for federal income tax purposes and in many state jurisdictions. The non-deductible health insurer fee increased our effective tax rate for the year ended December 31, 2014 by 24.8 percentage points. In addition, we incurred a Section 165(g) loss on the stock of one of our subsidiaries that created a tax benefit during the period of $73.7 million, net of adjustments to our reserve for uncertain tax benefits. This tax benefit was primarily responsible for reducing our effective tax rate below the statutory federal tax rate of 35% for the year ended December 31, 2014. Other items which caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the year ended December 31, 2014 include state income taxes, tax-exempt interest, and non-deductible compensation. See Note 11 to our consolidated financial statements for additional information. The effective income tax rate was higher than the statutory federal tax rate of 35% for the year ended December 31, 2013 primarily due to state income taxes, tax-exempt investment income, and non-deductible compensation. Our tax rate for the year ended December 31, 2012 was lower than the statutory federal rate of 35% primarily due to the effect of tax-exempt income and reductions of valuation allowances against deferred assets, which resulted from the utilization of capital loss carryforwards against gains on sale of marketable securities. Such beneficial impacts were partially offset by the effect of certain compensation treated as non-deductible under the ACA. In all periods presented, our effective income tax rate has not been impacted by operations in foreign jurisdictions with varying statutory tax rates. Our health care operations are almost entirely domestic. In 2015, we expect our effective income tax rate will exceed 50% as a result of the non-deductibility of the health insurer fee under the ACA.
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
Also in connection with the sale of our Medicare PDP business, we classified the operating results of our Medicare PDP business as discontinued operation. We recorded tax benefits of $10.3 million against losses from discontinued operation for the year ended December 31, 2012. The effective income tax rate related to loss from discontinued operation for the year ended December 31, 2012 was slightly above the federal statutory tax rate of 35% due to state income taxes. The effective income tax rate on the gain on sale of discontinued operation varied from the statutory federal rate of 35% for the year ended December 31, 2012 due to state income taxes and the release of a valuation allowance against deferred tax assets for capital loss carryforwards, which were utilized upon the gain on sale of the Medicare PDP business.

Western Region Operations Reportable Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare, Medicaid and dual eligibles health plans, the operations of our health and life insurance companies primarily in California, Arizona, Oregon and Washington, and our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries in several states including Arizona, California, Oregon and Washington. Our Western Region Operations segment excludes the operating results of our Medicare PDP business, which had been classified as discontinued operation for the year ended December 31, 2012.
Western Region Operations Segment Membership

				Change
	As of December 31,			2014 v 2013		2013 v 2012
	2014	2013	2012	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	(Membership in thousands)
California
Large Group	474	565	696	(91)	(16.1)%	(131)	(18.8)%
Small Group	246	244	248	2	0.8%	(4)	(1.6)%
Individual	237	100	65	137	137.0%	35	53.8%
Commercial	957	909	1,009	48	5.3%	(100)	(9.9)%
Medicare Advantage	173	153	145	20	13.1%	8	5.5%
Medi-Cal/Medicaid	1,595	1,113	1,084	482	43.3%	29	2.7%
Dual Eligibles	16			16
Total California	2,741	2,175	2,238	566	26.0%	(63)	(2.8)%
Arizona
Large Group	44	57	82	(13)	(22.8)%	(25)	(30.5)%
Small Group	43	39	44	4	10.3%	(5)	(11.4)%
Individual	92	12	15	80	666.7%	(3)	(20.0)%
Commercial	179	108	141	71	65.7%	(33)	(23.4)%
Medicare Advantage	46	43	43	3	7.0%	—	—%
Medicaid	81	4		77	1,925.0%	4
Total Arizona	306	155	184	151	97.4%	(29)	(15.8)%
Northwest
Large Group	29	29	26	—	—%	3	11.5%
Small Group	24	36	54	(12)	(33.3)%	(18)	(33.3)%
Individual	3	3	3	—	—%	—	—%
Commercial	56	68	83	(12)	(17.6)%	(15)	(18.1)%
Medicare Advantage	56	48	46	8	16.7%	2	4.3%
Total Northwest	112	116	129	(4)	(3.4)%	(13)	(10.1)%
Total Health Plan Enrollment
Large Group	547	651	804	(104)	(16.0)%	(153)	(19.0)%
Small Group	313	319	346	(6)	(1.9)%	(27)	(7.8)%
Individual	332	115	83	217	188.7%	32	38.6%
Commercial	1,192	1,085	1,233	107	9.9%	(148)	(12.0)%
Medicare Advantage	275	244	234	31	12.7%	10	4.3%
Medi-Cal/Medicaid	1,676	1,117	1,084	559	50.0%	33	3.0%
Dual Eligibles	16			16
	3,159	2,446	2,551	713	29.1%	(105)	(4.1)%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Total Western Region Operations enrollment at December 31, 2014 was approximately 3.2 million members, an increase of 29.1 percent compared with enrollment at December 31, 2013. Total enrollment in our California health plan increased by 26.0 percent to approximately 2.7 million members from December 31, 2013 to December 31, 2014.
Western Region Operations commercial enrollment increased by 9.9 percent from December 31, 2013 to approximately 1.2 million members at December 31, 2014, primarily due to an increase in our individual business as a result of new individual members from the ACA exchanges in California and Arizona, partially offset by declines in large and small group membership.
Enrollment in our large group accounts decreased by 16.0 percent or 104,000 members to 547,000 members, from December 31, 2013 to December 31, 2014, primarily due to increasingly competitive markets in California. Enrollment in our small group business in our Western Region Operations segment decreased by 1.9 percent, from approximately 319,000 members at December 31, 2013 to approximately 313,000 members at December 31, 2014. Enrollment in our individual business in our Western Region Operations segment increased by 188.7 percent, from approximately 115,000 members at December 31, 2013 to approximately 332,000 members at December 31, 2014. This increase was primarily due to an increase in our individual business as a result of new individual members from the ACA exchanges in California and Arizona. As of December 31, 2014, tailored network products accounted for 49.8 percent of our Western Region Operations commercial enrollment compared with 37.5 percent at December 31, 2013. For additional information on our tailored network products, see "Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations."
Enrollment in our Medicare Advantage plans in our Western Region Operations at December 31, 2014 was 275,000 members, an increase of 12.7 percent compared with December 31, 2013. The increase in Medicare Advantage membership was due to gains of approximately 20,000 members in California, 8,000 members in the Northwest, and 3,000 members in Arizona. We have exited certain under-performing counties in our Medicare business, and consequently expect lower enrollment in our Medicare Advantage plans in 2015.
Medicaid enrollment in California increased by 482,000 members or 43.3 percent to 1,595,000 members at December 31, 2014 compared with 1,113,000 members at December 31, 2013, primarily as a result of new members added from the expansion of Medicaid eligibility under the ACA to all individuals with incomes up to 133 percent of the Federal Poverty Level. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). As of December 31, 2014, we had approximately 81,000 Medicaid members in Arizona compared with approximately 4,000 members at December 31, 2013. On February 4, 2015, we received a notice from the AHCCCS Division of Health Care Management that stated that we were in violation of our Medicaid contract in Maricopa County. As a result, we are currently subject to sanctions that include a cap on member auto assignment under the contract effective as of February 13, 2015 until further notice. See "Item 1A. Risk Factors" for additional information on these sanctions.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2014, approximately 849,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 53 percent of our Medi-Cal membership. As part of our 2012 state settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. Passive enrollment in San Diego County began on May 1, 2014, and passive enrollment in Los Angeles County began on July 1, 2014. As of December 31, 2014, we had approximately 16,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.

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
Western Region Operations commercial enrollment declined by 12.0 percent from December 31, 2012 to approximately 1.1 million members at December 31, 2013, primarily due to increasingly competitive markets and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products. Enrollment in our large group accounts decreased by 19.0 percent or 153,000 members to 651,000 members, from December 31, 2012 to December 31, 2013. Enrollment in our small group business in our Western Region Operations segment decreased by 7.8 percent, from approximately 346,000 members at December 31, 2012 to approximately 319,000 members at December 31, 2013. Enrollment in our individual business in our Western Region Operations segment increased by 38.6 percent, from approximately 83,000 members at December 31, 2012 to approximately 115,000 members at December 31, 2013. As of December 31, 2013, tailored network products accounted for 37.5 percent of our Western Region Operations commercial enrollment compared with 35.0 percent at December 31, 2012.
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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The DHCS selected eight counties to participate in the CCI, including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, Health Net Community Solutions, Inc., our wholly owned subsidiary, entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we have received and expect to continue to receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego counties. These blended capitated payments are determined based on our mix of membership.
In January 2014, CMS and DHCS informed us that based on its readiness assessments, we were able to enroll members beginning April 1, 2014, and could begin marketing for the dual eligibles demonstration in accordance with the guidelines and time frames for Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014. Based on our understanding of the passive enrollment methodology, we estimate that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
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
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant new business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, larger than expected numbers of dual eligibles have opted out of the demonstration since passive enrollment began in Los Angeles and San Diego counties on July 1, 2014 and May 1, 2014, respectively, which impacted our expected enrollment for 2014. If this opt out trend continues or significantly increases over the passive enrollment period, our profitability with respect to our participation in the CCI may be lower than originally anticipated. Due to these and other risks associated with the CCI, including, without limitation, that the dual eligibles demonstration is a pilot program, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation. For additional information regarding our participation in the duals program see “Item 1. Business—Segment Information—Western Region Operations Segment—California Coordinated Care Initiative" and for a discussion of additional risks related to the duals program, see “Item 1A. Risk Factors—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.”

Western Region Operations Segment Results

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except PMPM data)
Commercial premiums	$5,443,062	$5,175,370	$5,705,497
Medicare premiums	3,044,274	2,771,431	2,790,497
Medicaid premiums	4,755,897	2,430,272	1,963,104
Dual Eligibles premiums	117,937	—	—
Health plan services premiums	13,361,170	10,377,073	10,459,098
Net investment income	45,166	69,613	82,434
Administrative services fees and other income	(1,725)	34,791	17,957
Total revenues	13,404,611	10,481,477	10,559,489
Health plan services	11,307,751	8,886,547	9,316,922
Premium tax	191,150	124,360	51,617
Health insurer fee	141,445	—	—
Other ACA fees	97,557	2,530	1,578
Administrative expenses	1,027,718	949,927	849,947
Total general and administrative	1,457,870	1,076,817	903,142
Selling	262,338	239,428	245,925
Depreciation and amortization	29,704	38,589	31,145
Interest	31,376	32,614	33,220
Total expenses	13,089,039	10,273,995	10,530,354
Income from operations before income taxes	315,572	207,482	29,135
Income tax provision	169,340	73,621	(1,034)
Net income	$146,232	$133,861	$30,169
Pretax margin	2.4%	2.0%	0.3%
Commercial premium yield	0.1%	2.7%	4.7%
Commercial premium PMPM (d)	$385.42	$385.13	$374.99
Commercial health care cost trend	(3.0)%	(1.0)%	9.1%
Commercial health care cost PMPM (d)	$319.82	$329.75	$333.17
Commercial medical care ratio (MCR) (e)	83.0%	85.6%	88.8%
Medicare Advantage MCR (e)	91.5%	90.6%	89.3%
Medicaid MCR (e)	82.1%	80.4%	89.4%
Dual Eligibles MCR (e)	86.1%
Health plan services MCR (a)	84.6%	85.6%	89.1%
Administrative expense ratio (b)	7.7%	9.1%	8.1%
Total G&A expense ratio (b)	10.9%	10.3%	8.6%
Selling costs ratio (c)	2.0%	2.3%	2.4%
_____________

(a)	Health plan services MCR is calculated as health plan services cost divided by health plan services premiums revenue.

(b)
Administrative expense and Total G&A expense ratios are computed as either administrative expenses or total general and administrative expenses divided by the sum of health plan services premiums and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on commercial at-risk member months and excludes administrative services only ("ASO") member months.

(e)
Commercial, Medicare Advantage, Medicaid or Dual Eligibles MCR is calculated as commercial, Medicare, Medicaid or Dual Eligibles health care cost divided by commercial, Medicare, Medicaid or Dual Eligibles premiums, as applicable.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Total revenues in our Western Region Operations segment for the year ended December 31, 2014 increased 27.9 percent to $13.4 billion compared to the same period in 2013 primarily due to an increase in our premium revenues in our health plans. Health plan services premiums revenues in our Western Region Operations segment increased to $13.4 billion for the year ended December 31, 2014 compared to $10.4 billion in the same period in 2013, primarily due to increase in our Medicaid premium revenues.
Our commercial premium revenue increased by $267.7 million, or 5.2 percent, in the year ended December 31, 2014 compared to the same period in 2013, primarily due to a 9.9 percent increase in commercial enrollment since December 31, 2013. The net impact of amounts recorded under the ACA's premium stabilization provisions on our commercial premium revenue in 2014 was not material. See "—Liquidity and Capital Resources—Liquidity" and Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for more information.
Our Medicare premium revenue increased by $272.8 million, or 9.8 percent, in the year ended December 31, 2014 compared to the same period in 2013, primarily due to a 12.7 percent increase in Medicare Advantage enrollment since December 31, 2013.
Our Medicaid premium revenue increased by $2.3 billion, or 95.7 percent, in the year ended December 31, 2014 compared to the same period in 2013, primarily due to significant membership growth related to Medicaid expansion under the ACA during the year ended December 31, 2014. As of December 31, 2014, we accrued $200.6 million for an MLR rebate payable to DHCS in connection with Medicaid adult expansion members and accrued $24.7 million, net of $2.3 million receivable, for excess profit sharing payable to the state of Arizona under our Arizona Medicaid contract. Accordingly, Medicaid premium revenue was reduced by $225.3 million for the year ended December 31, 2014 related to MLR rebates. (see Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information).
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations began on April 1, 2014, and passive enrollment began on July 1, 2014 and May 1, 2014 for Los Angeles County and San Diego County, respectively. As of December 31, 2014, we had approximately 16,000 dual eligible members and for the year ended December 31, 2014, our dual eligibles premium revenues were $117.9 million. See "—California Coordinated Care Initiative," above for more information on the CCI and the dual eligibles.
Investment income in our Western Region Operations segment decreased to $45.2 million for the year ended December 31, 2014 from $69.6 million for the same period in 2013 due to lower investment gains realized during the year ended December 31, 2014.
Administrative services fees and other income decreased by $36.5 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a settlement related to a pharmacy contract in 2013 and the change in the reimbursement methodology of Section 1202 of the ACA in 2014.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased 27.2 percent to approximately $11.3 billion for the year ended December 31, 2014 from approximately $8.9 billion for the year ended December 31, 2013, primarily due to new membership resulting from Medicaid expansion under the ACA, partially offset by $234.0 million of reinsurance recoverable included in commercial health plan services costs for the year ended December 31, 2014, as discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
Commercial Premium Yield and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM increased by 0.1 percent to approximately $385 for the year ended December 31, 2014 compared to an increase of 2.7 percent to approximately $385 in the same period of 2013.
Commercial health care costs PMPM in our Western Region Operations segment decreased by 3.0 percent to approximately $320 in the year ended December 31, 2014 compared to a decrease of 1.0 percent to approximately $330 in the year ended December 31, 2013. We believe that the decrease in our commercial health care cost trend for the year ended December 31, 2014 was primarily due to the mix shift in the makeup of our commercial membership with significantly higher individual membership in 2014 compared to 2013, combined with moderate health care cost trends for the commercial market as a whole in 2014.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 84.6 percent for the year ended December 31, 2014 compared with 85.6 percent for the year ended December 31, 2013.
The commercial MCR in our Western Region Operations segment was 83.0 percent for the year ended December 31, 2014 compared with 85.6 percent for the year ended December 31, 2013. The improvement of 260 basis points in the commercial MCR for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to better performance in our group accounts that allowed us to absorb the impact of the health insurer fee, a higher percentage of individual enrollment in our membership mix, and moderate health care cost trends.
The Medicare Advantage MCR in our Western Region Operations segment was 91.5 percent for the year ended December 31, 2014 compared with 90.6 percent for the year ended December 31, 2013. The Medicare Advantage MCR increased by 90 basis points for the year ended December 31, 2014 compared to the same period in 2013, primarily due to higher utilization from Medicare Advantage members who changed health plans at year-end and from the impact of an earlier than expected flu season in this population.
The Medicaid MCR in our Western Region Operations segment was 82.1 percent for the year ended December 31, 2014 compared with 80.4 percent for the year ended December 31, 2013. The Medicaid MCR increased by approximately 170 basis points for the year ended December 31, 2014 compared to the same period in 2013. The increase in the Medicaid MCR was primarily due to the impact of MLR rebate accruals in 2014 combined with the following factors, which benefited the Medicaid MCR in the year ended December 31, 2013: a favorable impact from both Medicaid rate adjustments and reinstated Medicaid premium taxes, including portions that are retroactive, and retrospective adjustments to premium revenues as a result of our settlement agreement with DHCS.
The dual eligibles MCR in our Western Region Operations segment was 86.1 percent for the year ended December 31, 2014. Active enrollment under the Dual Eligibles program began for the first time in the second quarter of 2014.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $1.5 billion for the year ended December 31, 2014 compared with $1.1 billion for the year ended December 31, 2013. The total G&A expense ratio was 10.9 percent for the year ended December 31, 2014 compared with 10.3 percent for the year ended December 31, 2013. The increase in our total general and administrative expenses for the year ended December 31, 2014 was primarily due to increases in premium taxes and ACA-related fees, including the health insurer fee. Such increases in premium taxes and ACA-related fees increased the total G&A expense ratio by approximately 200 basis points for the year ended December 31, 2014 as compared to the prior year. See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for more information regarding ACA-related fees.
Selling expense in our Western Region Operations segment was $262.3 million for the year ended December 31, 2014 compared with $239.4 million for the year ended December 31, 2013. The selling costs ratio was 2.0 percent for the year ended December 31, 2014 compared with 2.3 percent for the year ended December 31, 2013. This decrease in our selling costs ratio was primarily due to the change in the mix of our business from the impact of ACA and state exchanges.
Interest expense in our Western Region Operations segment decreased to $31.4 million for the year ended December 31, 2013 from $32.6 million for the year ended December 31, 2013 primarily due to lower interest rates.
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
Our Medicaid premium revenue increased by $467.2 million, or 24 percent, in the year ended December 31, 2013 compared to the same period in 2012, primarily due to premium rate increases, reinstated Medicaid premium taxes, accruals made pursuant to our state settlement agreement, membership growth and the rollout of a new Medicaid service, Community Based Adult Services, some of which are further discussed below. The increase in our Medicaid premium revenue for the year ended December 31, 2013 included $74.3 million of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. For the year ended December 31, 2012, we recognized $21.7 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2012. The increase in our Medicaid premium revenue for the year ended December 31, 2013 also included $92.8 million in Medicaid premium revenues related to reinstated premium taxes for the year ended December 31, 2013. See Note 2 to our consolidated financial statements under the headings "Health Plan Services Revenue Recognition" and "Medicaid Premium Taxes" for additional information. Medicaid premium revenue for the year ended December 31, 2013 also included $62.9 million of retrospective adjustments to premium revenue related to our state-sponsored health plans rate settlement agreement as described in Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
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
Commercial health care costs PMPM in our Western Region Operations segment decreased by 1.0 percent to approximately $330 in the year ended December 31, 2013 compared to an increase of 9.1 percent to approximately $333 in the year ended December 31, 2012. We believe that the decrease in our commercial health care cost trend for the year ended December 31, 2013 was due to the absence of adverse prior period development and our efforts to reposition our commercial book of business away from unprofitable full network large group accounts towards smaller accounts and tailored network products.
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
The Medicaid MCR was 80.4 percent for the year ended December 31, 2013 compared with 89.4 percent for the year ended December 31, 2012. The improvement in the Medicaid MCR for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to favorable California Medicaid rate adjustments primarily related to prior periods, the impact of the reinstated Medicaid premium taxes that increased our Medicaid premium revenues, and retrospective adjustments to premium revenues related to our state-sponsored health plans rate settlement agreement. For additional information on the reinstated Medicaid premium taxes and state-sponsored health plans rate settlement agreement, see Note 2 to our consolidated financial statements.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $1.1 billion for the year ended December 31, 2013 compared with $903.1 million for the year ended December 31, 2012. The total G&A expense ratio was 10.3 percent for the year ended December 31, 2013 compared with 8.6 percent for the year ended December 31, 2012.
Increases in our total general and administrative expenses for the year ended December 31, 2013 were primarily due to increases in insurance, taxes and related fees, including reinstated Medicaid premium taxes of $92.8 million. See Note 2 to our consolidated financial statements for additional information regarding these premium taxes. Such increases in insurance, taxes and related fees impacted the total G&A expense ratio by 140 basis points for the year ended December 31, 2013. In addition, increases in our total general and administrative expenses for the year ended December 31, 2013 were impacted by costs related to the implementation of the CCI, including the dual eligibles demonstration, and the ACA, including the exchanges.
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
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the Department of Defense's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. We currently expect negotiations relating to this proposal to conclude on or prior to March 31, 2015. If the negotiations conclude as expected, we expect the DoD to exercise the first of the three one-year options by that date. If all three one-year option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. The DoD intends to re-procure managed care support services for the TRICARE program for the period beginning in 2017, and, to that end, released a draft Request for Proposals on November 3, 2014.
Under the T-3 contract for the TRICARE North Region, we provided administrative services to approximately 2.8 million MHS eligible beneficiaries as of December 31, 2014. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability,” and Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors selected to participate in the MFLC program under the MFLC contract. Revenues from the MFLC contracts were $119.7 million, $104.8 million and $221.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In September 2013, VA awarded us a contract under its new PC3 Program. The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, the VA exercised option period 1 which commenced on October 1, 2014 and is scheduled to end on September 30, 2015. In addition to the one-year option periods, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's need. In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 contract expires no later than September 30, 2017. See Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information. For the year ended December 31, 2014, we had $24.7 million in revenues from the PC3 Program.
In addition, we administer contracts with VA to manage community-based outpatient clinics in one state covering approximately 3,696 enrollees.
Government Contracts Segment Membership

	2014	2013	2012
	(Membership in thousands)
Membership under T-3 TRICARE contract	2,837	2,851	2,883

Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million, 2.9 million and 2.9 million MHS eligible beneficiaries as of December 31, 2014, 2013 and 2012, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Government contracts revenues	$603,975	$572,266	$689,121
Government contracts costs	534,442	497,780	599,211
Income from continuing operations before income taxes	69,533	74,486	89,910
Income tax provision	28,256	30,900	35,777
Income from continuing operations	$41,277	$43,586	$54,133
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Government contracts revenues increased by $31.7 million, or 5.5 percent, for the year ended December 31, 2014 as compared to the same period in 2013. Government contracts costs increased by $36.7 million or 7.4 percent for the year ended December 31, 2014 as compared to the same period in 2013. The increases in government contracts revenues and costs for the year ended December 31, 2014 were primarily due to services provided under the PC3 Program and due to growth in our MFLC program.
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
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Our Divested Operations and Services reportable segment included operations of our businesses that provided administrative and run-out support services in connection with the Northeast Sale and the transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of both of our divested businesses. See Notes 3 and 14 to our consolidated financial statements for additional information regarding the sale of our Medicare PDP business and the Northeast Sale, and for more information regarding our reportable segments, respectively.
For the year ended December 31, 2012, we had total revenues of $40.5 million and net loss from continuing operations of $(27.6) million.
In connection with the sale of our Medicare PDP business, we provided Medicare PDP transition-related services to CVS Caremark during the year ended December 31, 2012. Revenues and expenses associated with providing transition-related services to CVS Caremark were $40.5 million and $33.4 million, respectively, for the year ended December 31, 2012.
On July 1, 2011, the United Administrative Services Agreements terminated and we entered into Claims Servicing Agreements pursuant to which we adjudicate run out claims and provide limited other administrative services to United and its affiliates. The revenues and expenses associated with providing services under the Claims Servicing Agreements were $0 and $52.4 million, respectively, for the year ended December 31, 2012. Our operating results for the year ended December 31, 2012 were impacted by $7.4 million in lease impairment costs related to our divested Northeast business and were included in the expenses associated with providing services under the Claims Servicing Agreements.
Corporate/Other
The following table summarizes the Corporate/Other segment for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Costs included in health plan services costs	$—	$—	$(783)
Costs included in government contract costs	2,201	5,138	5,863
Costs included in G&A	94,494	6,877	36,892
Depreciation and amortization	82	—	—
Asset impairment	88,536	—	—
Loss from continuing operations before income taxes	(185,313)	(12,015)	(41,972)
Income tax benefit	(143,433)	(4,694)	(10,916)
Loss from continuing operations	$(41,880)	$(7,321)	$(31,056)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Our operating results in our Corporate/Other segment for the year ended December 31, 2014 were impacted by an $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction. See Note 3 to our consolidated financial statements and "—Cognizant Transaction" for additional information regarding assets held for sale and the Cognizant Transaction. In addition, our operating results in our Corporate/Other segment for the year ended December 31, 2014 were impacted by $74.8 million in pretax expenses related to the Cognizant Transaction. Our operating results in our Corporate/Other segment for the year ended

December 31, 2014 were also impacted by a loss on the stock of one of our subsidiaries that created a tax benefit of $73.7 million, net of adjustments to our reserve for uncertain tax benefits. See Note 11 to our consolidated financial statements for additional information regarding this tax benefit.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints in the near term. However, turbulence in U.S. and international markets and certain costs associated with health care reform legislation and its implementation, our participation in the CCI, Medicaid expansion under the ACA and our preparation for the Cognizant Transaction, among other things, could adversely affect our liquidity. In addition, as a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. We are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a discussion of these and other risks that impact our liquidity, see "Item 1A. Risk Factors."
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. For example, our receivable from DHCS and AHCCCS related to our California and Arizona Medicaid businesses totaled $801.7 million as of December 31, 2014 and $270.9 million as of December 31, 2013. The receivable from CMS related to our Medicare business was $119.1 million as of December 31, 2014 and $105.2 million as of December 31, 2013. Our Government Contracts receivable, including receivables from the DoD relating to our current and prior contracts for the TRICARE North Region, was $150.5 million and $194.0 million as of December 31, 2014 and December 31, 2013, respectively. The timing of collection of such receivables from the federal and state governments and agencies is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2014 was impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the 2014 health insurer fee, based upon 2013 premiums, was $141.4 million. We paid that amount in September 2014, which impacted our cash flow from operations for the year ended December 31, 2014. Our cash flow was also impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. Our receivable balance for the reinsurance program related to the premium stabilization provisions of the ACA was $234.0 million as of December 31, 2014. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers for the following year. Our net receivable balance for the risk corridor program related to the premium stabilization provisions of the ACA was $86.8 million as of December 31, 2014. HHS recognizes, in both final regulations and guidance, it is obligated to make the risk corridors program payments without regard to budget neutrality. Although HHS anticipates the program will be budget neutral, the ACA requires HHS to make full payments to those issuers with risk corridors ratios above 103 percent. Additionally, HHS states in final regulations and guidance that if the program’s collections, including any potential carryover from prior years, are insufficient to satisfy its payment obligations, the agency will use other sources of funding to meet its payment obligations, subject to the availability of appropriations. If corridor collections are insufficient in 2014, HHS explains that it shall fulfill its obligations for the 2014 benefit year by using funds collected for the 2015 benefit year prior to making payments on 2015 obligations. Our net payable balance for the risk adjustment program related to the premium stabilization provisions of the ACA was $72.4 million as of December 31, 2014. The final determination and settlement of amounts due or payable from these premium stabilization provisions for the year ended December 31, 2014 is not expected to occur until, at the earliest, the third or fourth quarter of 2015. See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Cash and Investments
As of December 31, 2014, the fair value of our investment securities available-for-sale was $1.8 billion, which includes both current and noncurrent investments. Noncurrent investments were $4.6 million as of December 31, 2014. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgaged-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of December 31, 2014, our investment portfolio includes $438.5 million, or 24.4% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of December 31, 2014, our investment portfolio also included $732.2 million, or 40.8% of our portfolio holdings, of obligations of state and other political subdivisions and $588.4 million, or 32.8% of our portfolio holdings, of corporate debt securities. We had gross unrealized losses of $9.8 million as of December 31, 2014, and $56.6 million as of December 31, 2013. Included in the gross unrealized losses as of December 31, 2014 and December 31, 2013 are $0.9 million and $8.1 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the years ended December 31, 2014 or 2013.

Our total cash and cash equivalents as of December 31, 2014 and 2013 were $869.1 million and $433.2 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$776.0	$95.8	$32.5
Net cash (used in) provided by investing activities	(184.9)	0.6	(12.6)
Net cash (used in) provided by financing activities	(155.2)	(3.4)	89.9
Net increase (decrease) in cash and cash equivalents	$435.9	$93.0	$109.8
Operating Cash Flows
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities increased by $680.2 million for the year ended December 31, 2014 compared to the same period in 2013. This increase was primarily due to the growth in our business related to the ACA and state exchange programs and Medicaid expansion, all which drove an increase in reserves for claims and other settlements.
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
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash used in investing activities increased by $185.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $192.4 million decrease in sales and maturities of available-for-sale investments, net of purchases.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by investing activities increased by $13.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to a $260.7 million decrease in net purchases of investments in available-for-sale securities during the year ended December 31, 2013, partially offset by $248.2 million in proceeds received for the sale of our Medicare PDP business during the year ended December 31, 2012.
 Financing Activities
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash used in financing activities increased by $151.8 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a $119.5 million decrease in cash from customer funds administered and a $74.7 million increase in share repurchases, partially offset by a $23.8 million increase in checks outstanding and a $17.0 million increase in proceeds from the exercise of stock options and employee stock purchases.

Customer funds administered include pass-through items and items accounted for under deposit accounting and are comprised of health care cost payments and reimbursements for the T-3 contract, catastrophic reinsurance subsidy, low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program, and pass-through items related to our Medicaid program, including inter-governmental transfers, and the ACA premium stabilization program. See Note 2 to our consolidated financial statements for more information.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net cash provided by financing activities decreased by $93.3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a $47.7 million decrease in checks outstanding and a $38.1 million decrease in cash from customer funds administered.
Capital Structure
Our debt-to-total capital ratio was 22.6 percent as of December 31, 2014 compared with 23.5 percent as of December 31, 2013. This decrease is due to an increase in stockholders' equity primarily resulting from net income, an increase in additional paid-in capital due to stock option exercises, the vesting of certain equity awards and share-based compensation expense, and a decrease in accumulated other comprehensive loss, partially offset by an increase in treasury stock due to shares repurchased under the Company’s stock repurchase program and shares withheld in connection with the exercise and vesting of equity awards.
Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. During the year ended December 31, 2014, we repurchased 3.0 million shares of our common stock for aggregate consideration of $137.8 million under our stock repurchase program.
On December 16, 2014, our Board of Directors approved another increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. As of December 31, 2014, the remaining authorization under our stock repurchase program was $400.0 million.
As of January 31, 2015, we had repurchased 1.1 million shares of our common stock for aggregate consideration of $57.7 million. We primarily funded these repurchases through our revolving credit facility. For additional information on our stock repurchase program, see "—Revolving Credit Facility" below and Note 9 to our consolidated financial statements.
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.4 million (see "—Letters of Credit" below). As of February 23, 2015, we had $165 million in borrowings outstanding under our revolving credit facility. This increase in outstanding borrowings was primarily driven by draws on our revolving credit facility to fund repurchases of our common stock through our stock repurchase program.
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
As of December 31, 2014, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2014 and February 23, 2015, we had outstanding letters of credit of $8.6 million and $6.7 million, respectively, resulting in a maximum amount available for borrowing of $491.4 million as of December 31, 2014 and $428.3 million as of February 23, 2015. As of December 31, 2014 and February 23, 2015, no amounts had been drawn on these letters of credit.
Senior Notes
We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2014, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to and issue standby letters of credit on behalf of our subsidiaries to meet risk-based capital (“RBC”) or other statutory capital requirements under state laws and regulations. We believe that as of February 23, 2015, all of our active health plans and insurance subsidiaries were in compliance with their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement. As of February 23, 2015, all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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

Contractual Obligations
Our significant contractual obligations as of December 31, 2014 are summarized below for the years ending December 31:

	Total	2015	2016	2017	2018	2019	Thereafter
	(Dollars in millions)
Fixed-rate borrowing principal (c)	$400.0	$—	$—	$400.0	$—	$—	$—
Fixed-rate borrowing interest	61.7	25.5	25.5	10.7	—	—	—
Variable-rate borrowing principal	100.0	—	100.0	—	—	—	—
Variable-rate borrowing interest	3.8	1.8	2.0	—	—	—	—
Operating leases	237.4	55.5	49.8	38.2	26.1	21.3	46.5
Long-term purchase obligations	746.9	314.4	244.1	110.8	77.6	—	—
Uncertain tax positions liability, including interest and penalties (b)	7.2	7.2	—	—	—	—	—
Deferred compensation	50.6	4.1	3.6	3.3	2.3	2.0	35.3	(a)
Estimated future payments for pension and other benefits	41.6	2.6	3.9	3.9	3.9	3.9	23.4	(a)
__________

(a)	Represents estimated future payments from 2020 through 2024.

(b)
The obligations shown above represent uncertain tax positions expected to be paid within the reporting periods presented. In addition to the obligations shown above, approximately $25.7 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.

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
Long-Term Purchase Obligations and Commitments
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2014.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. The remaining terms are approximately from one to two years for each of these contracts. Termination of these agreements is subject to certain termination provisions. As of December 31, 2014, the total estimated future commitments under these agreements were $122.1 million and are included in the table above.
We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. In 2014, we extended the agreement and as of December 31, 2014, the remaining term of this contract was approximately one year, and total estimated future commitments under the agreement were approximately $101.2 million. We have entered into an agreement with Cognizant to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. In 2014, we extended the agreement, and as of December 31, 2014, the remaining term of this contract was approximately four years, and the total estimated future commitments under the agreement were approximately $288.1 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2014, the remaining term of this contract was approximately two years, and the total estimated future commitments under the agreement were approximately $25.4 million.
We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2014. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.
The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Principal areas requiring the use of estimates include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes. Furthermore, starting in 2014, our critical accounting estimates have been and will continue to be impacted as a result of the implementation of certain provisions of the ACA. Accordingly, we consider accounting policies on these areas to be critical in preparing our consolidated financial statements. A material change in any one of these amounts may have a material impact on our consolidated results of operations and financial condition. A more detailed description of the significant accounting policies that we use in preparing our financial statements is included in Note 2 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.
Health Plan Services
Health plan services premium revenues generally include HMO, POS and PPO premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients, and revenue from the dual eligible pilot program. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Approximately 59%, 50%, and 45% in 2014, 2013 and 2012, respectively, of our health plan services premium revenues were generated under Medicare, Medicaid/Medi-Cal and Dual Eligibles contracts, as applicable. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including CMS' methodology with respect to risk adjustment data validation (“RADV”) audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
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
Under the ACA, commercial health plans with MLRs on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We estimate such rebates based on calculation methodology set forth in the ACA. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the DHCS adult Medicaid expansion members under the state Medicaid program in California. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. Our Medicaid contract with the state of Arizona contains profit-sharing or profit ceiling provisions. If our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we record an estimated profit corridor payable balance.
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
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. Because reserves for claims include various actuarially developed estimates, our actual health care services expenses may be more or less than our previously developed estimates. As of December 31, 2014, 63% of reserves for claims and other settlements were attributed to claims reserves. See Note 15 to our consolidated financial statements for a reconciliation of changes in the reserve for claims and material prior period reserve development.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (74.5) million
1%	$ (38.1) million
(1)%	$ 40.0 million
(2)%	$ 82.1 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 30.9 million
1%	$ 15.4 million
(1)%	$ (15.4) million
(2)%	$ (30.9) million

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
For the year ended December 31, 2014, we had $14.6 million in net favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. We believe that the $36.6 million unfavorable development for the year ended December 31, 2014 was primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. For the year ended December 31, 2013, we had $56.2 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of December 31, 2014 and December 31, 2013 was $77.7 million and $53.4 million, respectively. The increase in the provision for adverse deviation from December 31, 2013 to December 31, 2014 was primarily driven by growth in our new products offered or programs administered under the ACA. The reserve developments related to prior years for the years ended December 31, 2014 and 2013, when considered together with the provision for adverse deviation recorded as of December 31, 2014 and 2013, respectively, did not have a material impact on our operating results or financial condition.
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as health plan services. As of December 31, 2014, and 2013 we held no premium deficiency reserves.
Accounting for Certain Provisions of the ACA
Starting in 2014, our critical accounting estimates have been and will continue to be impacted as a result of the implementation of certain provisions of the ACA, including three premium stabilization provisions ("3Rs"): permanent risk adjustment, temporary risk corridor and transitional reinsurance as described below. See Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements for additional information.
Premium-based Fee on Health Insurers
The ACA mandated significant reforms to various aspects of the U.S. health insurance industry. Among other things, the ACA imposes an annual premium-based fee on health insurers (the "health insurance industry fee") for each calendar year beginning on or after January 1, 2014 which is not deductible for federal income tax purposes and in many state jurisdictions. The health insurance industry fee is levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We are required to estimate a liability for our portion of the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the calendar year that it is payable.
Public Health Insurance Exchanges
The ACA requires the establishment of state-based, state and federal partnership or federally facilitated health insurance exchanges ("exchanges") where individuals and small groups may purchase health insurance coverage under regulations established by U.S. Department of Health and Human Services ("HHS"). We currently participate in exchanges in Arizona and California. Effective January 1, 2014, the ACA includes permanent and temporary premium stabilization provisions for transitional reinsurance, permanent risk adjustment, and temporary risk corridors (collectively referred to as the "3Rs"), which are applicable to those insurers participating inside, and in some cases outside, of the exchanges.
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
Cost Sharing Subsidy—For qualifying low-income members, HHS will reimburse us, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g., deductible, co-pay/coinsurance). The amount paid for the member by HHS is dependent on the member’s income level in relation to the Federal Poverty Level. The Cost Sharing Subsidy offsets health care costs when incurred. We record a liability if the Cost Sharing Subsidy is paid in advance or a receivable if incurred health care costs exceed the Cost Sharing Subsidy received to date.
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. We will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
Reinsurance-The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue, and we account for any recoveries as contra-health plan services expense in our consolidated statements of income with a corresponding current or long-term receivable or payable.
Risk Adjustment-The risk adjustment provision applies to individual and small group business both within and outside the exchange and requires measurement of the relative health status risk of each insurer’s pool of insured enrollees in a given market. The risk adjustment provision then operates to transfer funds from insurers whose pools of insured enrollees have a lower-than-average risk scores to those insurers whose pools have greater-than-average risk scores. Our estimate for the risk adjustment incorporates our risk scores by state and market relative to the market average using data provided by the participating insurers and available information about the HHS model. This information is consistent with our knowledge and understanding of market conditions.
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
Risk Corridor-The temporary risk corridor program will be in place for three years and applies to individual and small group business operating both inside and outside of the exchanges. The risk corridor provisions limit health insurers' gains and losses by comparing allowable medical costs to a target amount, each defined/prescribed by HHS, and sharing the risk for allowable costs with the federal government. Variances from the target exceeding certain thresholds may result in HHS making additional payments to us or require us to make payments to HHS.
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
Government Contracts
On April 1, 2011, we began delivery of administrative services under our T-3 contract. For additional information on our T-3 contract, see "—Government Contracts Reportable Segment."
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we have agreed to sell certain software assets and related intellectual property ("software system assets") we own to Cognizant. The transaction, including the related asset sale, is subject to the receipt of required regulatory approvals. See "—Cognizant Transaction" and Note 3 to our consolidated financial statements for additional information regarding our agreements with Cognizant. Because the sale of these software system assets meets the definition of a sale of a business under GAAP, as of September 30, 2014, we re-allocated $7 million of goodwill based on relative fair values of the Western Region Operations reporting unit with and without the impact of the business to be sold. Our measurement of fair values is based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying value and concluded that the carrying value of the business to be sold was impaired; however, we determined that the carrying value of the Western Region Operations reporting unit was not impaired. In the second step, we measured the impairment amount by comparing the implied value of the allocated goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the business to be sold was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $7 million. See Note 7 to our consolidated financial statements for additional goodwill fair value measurement information.

We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2014 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.
Due to the many variables inherent in the estimation of a business’s fair value and the relative size of recorded goodwill, changes in assumptions may have a material effect on the results of our impairment test. The discounted cash flows and market participant valuations (and the resulting fair value estimates of the Western Region Operations reporting unit) are sensitive to changes in assumptions including, among others, certain valuation and market assumptions. Changes to any of these assumptions could cause the fair value of our Western Region Operations reporting unit to be below its carrying value. The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 224% and 149% as of September 30, 2014 and June 30, 2013, respectively.
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
In connection with the Cognizant Transaction, we classified certain software systems assets as held-for-sale. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. We assessed the recoverability of these assets held for sale and as a result, we recorded $80.2 million in asset impairments during the year ended December 31, 2014. See Note 3 for more information regarding assets held for sale and the Cognizant Transaction. In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software.
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
We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on all of the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any difference between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded as a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment.
In 2015, due to the non-deductibility of the health insurer fee for federal income tax purposes, we expect our full-year effective income tax rate will exceed 50%. See "Overview—Health Care Reform Legislation and Implementation" and "—Results of Operations—Income Tax Provision" above.
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
We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2014. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $9.3 million as of December 31, 2014.
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
Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to our consolidated financial statements). All of our investment securities are fixed income securities. Approximately 24% of our available-for-sale investment securities are asset-backed securities ("ABS")/mortgage-backed securities ("MBS"). Approximately 50% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.
Borrowings under our revolving credit facility, which totaled $100.0 million as of December 31, 2014, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.

The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2014 was approximately $437.0 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2014. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2014.

	2015	2016	2017	2018	2019	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$—	$400.0	$—	$—	$—	$400.0
Interest	25.5	25.5	10.7	—	—	—	61.7
Cash outflow on fixed-rate borrowing	$25.5	$25.5	$410.7	$—	$—	$—	$461.7
Variable-rate borrowing:
Principal	$—	$100.0	$—	$—	$—	$—	$100.0
Interest	1.8	2.0	—	—	—	—	3.8
Cash outflow on variable-rate borrowing	$1.8	$102.0	$—	$—	$—	$—	$103.8
Total cash outflow on borrowings	$27.3	$127.5	$410.7	$—	$—	$—	$565.5
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of. America (“generally accepted accounting principles”). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company, and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
February 27, 2015

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
The information required by this Item as to (1) directors and executive officers of the Company and (2) compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference and made a part hereof. We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is posted on our Internet web site, www.healthnet.com. We intend to post on our Internet web site any amendment to or waiver from the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer and that is required to be disclosed under applicable rules and regulations of the SEC.
Item 11. Executive Compensation.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference and made a part hereof.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference and made a part hereof.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference and made a part hereof.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is set forth in the Proxy Statement, which will be filed with the SEC within 120 days of December 31, 2014. Such information is incorporated herein by reference and made a part hereof.

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
Chief Financial and Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAY M. GELLERT	President and Chief Executive	February 27, 2015
Jay M. Gellert	Officer and Director (Principal Executive Officer)
/S/ JAMES E. WOYS	Executive Vice President, Chief	February 27, 2015
James E. Woys	Financial and Operating Officer and Interim Treasurer (Principal Financial Officer)
/S/ MARIE MONTGOMERY	Senior Vice President and	February 27, 2015
Marie Montgomery	Corporate Controller (Principal Accounting Officer)
/s/ MARY ANNE CITRINO	Director	February 27, 2015
Mary Anne Citrino
/s/ THEODORE F. CRAVER, JR.	Director	February 27, 2015
Theodore F. Craver, Jr.
/S/ VICKI B. ESCARRA	Director	February 27, 2015
Vicki B. Escarra
/S/ GALE S. FITZGERALD	Director	February 27, 2015
Gale S. Fitzgerald
/S/ PATRICK FOLEY	Director	February 27, 2015
Patrick Foley
/S/ ROGER F. GREAVES	Director	February 27, 2015
Roger F. Greaves
/S/ DOUGLAS M. MANCINO	Director	February 27, 2015
Douglas M. Mancino
/S/ BRUCE G. WILLISON	Director	February 27, 2015
Bruce G. Willison
/s/ FREDERICK C. YEAGER	Director	February 27, 2015
Frederick C. Yeager

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the index at page F-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/   DELOITTE & TOUCHE LLP
Los Angeles, California
February 27, 2015

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Health plan services premiums	$13,361,170	$10,377,073	$10,459,098
Government contracts	603,975	572,266	689,121
Net investment income	45,166	69,613	82,434
Administrative services fees and other income	(1,725)	34,791	17,968
Divested operations and services revenue	—	—	40,471
Total revenues	14,008,586	11,053,743	11,289,092

Expenses
Health plan services (excluding depreciation and amortization)	11,307,751	8,886,547	9,316,313
Government contracts	536,643	502,918	605,074
General and administrative	1,552,364	1,083,694	939,940
Selling	262,338	239,428	245,925
Depreciation and amortization	29,786	38,589	31,146
Interest	31,376	32,614	33,220
Divested operations and services expenses	—	—	85,824
Asset impairment	88,536	—	—
Total expenses	13,808,794	10,783,790	11,257,442
Income from continuing operations before income taxes	199,792	269,953	31,650
Income tax provision	54,163	99,827	5,969
Income from continuing operations	145,629	170,126	25,681

Discontinued operations:
(Loss) income from discontinued operation, net of tax	—	—	(18,452)
Gain on sale of discontinued operation, net of tax	—	—	114,834
Income from discontinued operation, net of tax	—	—	96,382

Net income	$145,629	$170,126	$122,063

Net income per share—basic:
Income from continuing operations	$1.83	$2.14	$0.31
Income from discontinued operation, net of tax	$—	$—	$1.18
Net income per share—basic	$1.83	$2.14	$1.49

Net income per share—diluted:
Income from continuing operations	$1.80	$2.12	$0.31
Income from discontinued operation, net of tax	$—	$—	$1.16
Net income per share—diluted	$1.80	$2.12	$1.47
Weighted average shares outstanding:
Basic	79,602	79,455	82,158
Diluted	80,777	80,404	83,112

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$145,629	$170,126	$122,063
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	59,073	(78,217)	65,462
Less: Reclassification adjustments for gains included in earnings	(2,710)	(23,975)	(36,680)
Unrealized gains (losses) on investments available-for-sale, net	56,363	(102,192)	28,782
Defined benefit pension plans:
Prior service cost arising during the period	—	607	—
Net (loss) gain arising during the period	(11,893)	7,294	(646)
Less: Amortization of prior service cost and net loss included in net periodic pension cost	600	2,572	4,152
Defined benefit pension plans, net	(11,293)	10,473	3,506
Other comprehensive income (loss), before tax	45,070	(91,719)	32,288
Income tax expense (benefit) related to components of other comprehensive income	15,464	(31,868)	21,936
Other comprehensive income (loss), net of tax	29,606	(59,851)	10,352
Comprehensive income	$175,235	$110,275	$132,415

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$869,133	$433,155
Investments-available-for-sale (amortized cost: 2014-$1,777,404, 2013-$1,602,456)	1,791,060	1,567,020
Premiums receivable, net of allowance for doubtful accounts (2014-$1,671, 2013-$643)	951,935	430,012
Amounts receivable under government contracts	150,546	194,041
Other receivables	424,910	68,919
Deferred taxes	57,911	94,060
Assets held for sale	50,000	—
Other assets	220,122	132,683
Total current assets	4,515,617	2,919,890
Property and equipment, net	84,328	201,395
Goodwill	558,886	565,886
Other intangible assets, net	11,822	13,842
Deferred taxes	33,081	5,793
Investments-available-for-sale-noncurrent (amortized cost: 2014-$5,474, 2013-$67,943)	4,570	59,768
Other noncurrent assets	187,630	162,551
Total Assets	$5,395,934	$3,929,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,896,035	$984,075
Health care and other costs payable under government contracts	71,988	72,098
Unearned premiums	96,106	123,969
Accounts payable and other liabilities	880,374	397,036
Total current liabilities	2,944,503	1,577,178
Senior notes payable	399,504	399,300
Borrowings under revolving credit facility	100,000	100,000
Deferred taxes	—	10,409
Other noncurrent liabilities	242,705	213,427
Total Liabilities	3,686,712	2,300,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2014-152,451 shares; 2013-150,224 shares)	153	150
Additional paid-in capital	1,444,705	1,377,624
Treasury common stock, at cost (2014-74,378 shares of common stock; 2013-70,704 shares of common stock)	(2,341,652)	(2,179,744)
Retained earnings	2,609,277	2,463,648
Accumulated other comprehensive (loss) income	(3,261)	(32,867)
Total Stockholders’ Equity	1,709,222	1,628,811
Total Liabilities and Stockholders’ Equity	$5,395,934	$3,929,125

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2012	146,804	$147	$1,278,037	(64,847)	$(2,023,129)	$2,171,459	$16,632	$1,443,146
Net income						122,063		122,063
Other comprehensive income							10,352	10,352
Exercise of stock options and vesting of restricted stock units	1,923	2	16,940					16,942
Share-based compensation expense			28,893					28,893
Tax benefit related to equity compensation plans			5,130					5,130
Repurchases of common stock				(2,579)	(69,496)			(69,496)
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						170,126		170,126
Other comprehensive loss							(59,851)	(59,851)
Exercise of stock options and vesting of restricted stock units	1,497	1	20,070					20,071
Share-based compensation expense			29,930					29,930
Tax detriment related to equity compensation plans			(1,376)					(1,376)
Repurchases of common stock				(3,278)	(87,119)			(87,119)
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						145,629		145,629
Other comprehensive income							29,606	29,606
Exercise of stock options and vesting of restricted stock units	2,227	3	37,651					37,654
Share-based compensation expense			28,334					28,334
Tax benefit related to equity compensation plans			1,096					1,096
Repurchases of common stock				(3,674)	(161,908)			(161,908)
Balance as of December 31, 2014	152,451	$153	$1,444,705	(74,378)	$(2,341,652)	$2,609,277	$(3,261)	$1,709,222
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,629	$170,126	$122,063
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	29,786	38,589	31,146
Asset impairment charges	88,536	—	—
Gain on sale of discontinued operation	—	—	(114,834)
Share-based compensation expense	28,334	29,930	28,893
Deferred income taxes	(16,564)	8,645	8,924
Excess tax benefit on share-based compensation	(2,230)	(620)	(6,089)
Net realized gain on investments	(2,710)	(24,061)	(36,680)
Other changes	29,838	31,539	15,158
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	(549,786)	(83,822)	(212,998)
Other current assets, receivables and noncurrent assets	(444,288)	1,425	(28,374)
Amounts receivable/payable under government contracts	39,754	20,896	(8,989)
Reserves for claims and other settlements	911,960	(53,898)	164,306
Accounts payable and other liabilities	517,742	(42,910)	70,014
Net cash provided by operating activities	776,001	95,839	32,540
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	441,430	696,534	1,350,003
Maturities of investments	98,901	93,225	135,394
Purchases of investments	(665,200)	(722,223)	(1,678,582)
Sales of property and equipment	—	—	24
Purchases of property and equipment	(62,010)	(59,525)	(73,101)
Net cash received from sale of business	—	—	248,238
Sales (purchases) of restricted investments and other	2,027	(7,432)	5,466
Net cash (used in) provided by investing activities	(184,852)	579	(12,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	27,727	10,762	16,941
Excess tax benefit on share-based compensation	2,230	620	6,089
Repurchases of common stock	(152,549)	(77,810)	(69,496)
Borrowings under financing arrangements	—	345,000	110,000
Repayment of borrowings under financing arrangements	—	(345,000)	(122,500)
Net (decrease) increase in checks outstanding, net of deposits	—	(23,842)	23,842
Customer funds administered	(32,579)	86,897	124,999
Net cash (used in) provided by financing activities	(155,171)	(3,373)	89,875
Net increase (decrease) in cash and cash equivalents	435,978	93,045	109,857
Cash and cash equivalents, beginning of year	433,155	340,110	230,253
Cash and cash equivalents, end of year	$869,133	$433,155	$340,110
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$29,670	$30,789	$31,134
Income taxes paid	83,499	80,119	5,001
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion of deferred revenues into earnings	—	—	12,000
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Health Net, Inc. (referred to herein as "Health Net," "the Company," "we," "us," "our" or "HNT") is a publicly traded managed care organization that delivers managed health care services. Together with our subsidiaries, we provide health benefits through our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs"), exclusive provider organization ("EPO"), point of service ("POS") plans and indemnity products, among others, to approximately 6.0 million individuals across the country through group, individual, Medicare, Medicaid ("Medi-Cal" in California), the United States Department of Defense ("Department of Defense" or "DoD"), including TRICARE, and Veterans Affairs programs. Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs. Starting in 2014, we participate in the California Coordinated Care Initiative ("CCI") and provide health care services to individuals that are fully eligible for Medicare and Medi-Cal benefits ("dual eligibles").
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. On November 2, 2014, we signed a definitive master services agreement with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The transaction, including the related asset sale (the "Cognizant Transaction"), is subject to receipt of required regulatory approvals. See Note 2 and Note 3 for more information on the Cognizant Transaction.
In connection with this Cognizant Transaction, we reviewed our reportable segments and determined that there were no changes to our reportable segments. Effective January 1, 2013, we closed out our Divested Operations and Services segment, which is described below. As a result of entering into a definitive agreement in January 2012 to sell our Medicare stand-alone Prescription Drug Plan ("Medicare PDP") business, we reviewed our reportable segments in the first quarter of 2012. Following this review, all services provided in connection with divested businesses, including those relating to the sale of our Medicare PDP business and the Northeast Sale (as defined below), were reported as part of our Divested Operations and Services reportable segment beginning in the first quarter of 2012. See Note 14 for a discussion of our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare and Medicaid health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries.
Our Government Contracts reportable segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region ("T-3 contract"). The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and portions of Iowa and Missouri. The Company provides administrative services to approximately 2.8 million Military Health System ("MHS") eligible individuals under the T-3 contract. In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with the U.S. Department of Veterans Affairs ("VA") to manage community based outpatient clinics in one state covering approximately 3,696 enrollees and provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, ("MFLC") program. Our Government Contracts segment also includes the services we provide under the Patient Centered Community Care program (“PC3 Program”) contract we have with the Department of Veterans Affairs (“VA”). See Note 2 under the heading "Government Contracts" for additional information on our T-3 contract for the North Region, the MFLC contract and PC3 Program contract.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to Pennsylvania Life Insurance Company, a subsidiary of CVS Caremark Corporation ("CVS Caremark"). Prior to the sale

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our Medicare PDP business, our Divested Operations and Services reportable segment included the operations of our businesses that provided administrative and run-out support services to an affiliate of UnitedHealth Group Incorporated ("United") and its affiliates under administrative services and claims servicing agreements in connection with the sale of all of the outstanding shares of capital stock of our health plan subsidiaries that were domiciled and had conducted businesses in Connecticut, New Jersey, New York and Bermuda to United (the "Northeast Sale"). Beginning in the first quarter of 2012, this segment also included the transition-related expenses of our divested Medicare PDP business. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 2 for additional information on our Divested Operations and Services and Note 3 for more information on the Cognizant Transaction, the sale of our Medicare PDP business and the Northeast Sale.
Note 2—Summary of Significant Accounting Policies
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The Cognizant Transaction is subject to receipt of required regulatory approvals. As of December 31, 2014, we have classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale in connection with the Cognizant Transaction.
On April 1, 2012, we completed the sale of the business operations of our Medicare PDP business to CVS Caremark. As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operations in our consolidated statements of operations for the year ended December 31, 2012.
See Note 3 for more information on the Cognizant Transaction and the sale of our Medicare PDP business.
Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities through the date of the issuance of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates require the Company to apply complex assumptions and judgments, and often the Company must make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates. Principal areas requiring the use of estimates include revenue recognition, including rebates, health care costs, including incurred but not yet reported ("IBNR") amounts, amounts receivable or payable under the premium stabilization programs enacted by the ACA (see "Accounting for Certain Provisions of the ACA—3Rs: Reinsurance, Risk Adjustment and Risk Corridor" section below), reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, and income taxes.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, PPO, EPO and POS premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients and revenue under our dual eligible members who are participating in the CCI. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to Health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0 for the year ended December 31, 2014. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the state Medicaid program in California ("Medi-Cal") beginning in 2014 and covering an 18-month period. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. As of December 31, 2014, we have accrued $200.6 million for a MLR rebate with respect to this population payable to DHCS. Accordingly, for the year ended December 31, 2014, we reduced Medicaid premium revenue by $200.6 million. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced Medicaid premium revenue by $24.7 million for the year ended December 31, 2014. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other noncurrent assets as of December 31, 2014 was $2.3 million and the profit corridor payable balance included in accounts payable and other liabilities as of December 31, 2014 was $27.0 million. In addition, certain provisions of the ACA became effective January 1, 2014, including an annual insurance industry premium-based assessment and the establishment of federally facilitated, state and federal partnership or state-based health insurance exchanges coupled with premium stabilization programs. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
Approximately 59%, 50%, and 45% in 2014, 2013 and 2012, respectively, of our health plan services premiums were generated under Medicare, Medicaid/Medi-Cal and dual eligibles contracts, as applicable. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare and Medicaid Services ("CMS") methodology with respect to risk adjustment data validation ("RADV") audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
Our Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services ("CMS"). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the years ended December 31, 2014, 2013 and 2012 increased health plan services premium revenues by $13.1 million, decreased health plan services premium revenues by $9.0 million, and increased health plan services premium revenues by $12.0 million, respectively.
Our revenue from the Medi-Cal program, including seniors and persons with disabilities ("SPD") programs, and other state-sponsored health programs are subject to certain retroactive rate adjustments based on expected and actual health care cost. For the year ended December 31, 2014, retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2014 were not significant. For the year ended December 31, 2013, we recognized $74.3 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2013. For the year ended December 31, 2012, we recognized $21.7 million of premium revenue as a result of retroactive rate adjustments for our SPD and non-SPD members for periods prior to 2012.
In addition, our state-sponsored health care programs in California, including Medi-Cal, SPD programs, the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medicaid expansion under federal health care reform that began in January 2014, are subject to retrospective premium adjustments based on certain risk sharing provisions included in our state-sponsored health plans rate settlement agreement described below. We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, which includes SPDs, Healthy Families, the dual eligibles demonstration portion of the CCI that began in 2014 and the Medi-Cal expansion populations that also began in 2014 (our “state-sponsored health care programs”), which are tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of December 31, 2014, we had calculated a surplus of $53.4 million under the Agreement and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on December 31, 2014. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of December 31, 2014 in connection with the Agreement. As of December 13, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013. As a result of the change in the Account balance calculated during the year ended December 31, 2014, our health plan services premium revenue was reduced by $62.9 million for the year ended December 31, 2014. For the year ended December 31, 2013, we had recorded an increase in our health plan services premium revenue of $62.9 million as a result of the deficit calculated under the Agreement as of December 31, 2013.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate the amount of the provision for health care service costs IBNR in accordance with GAAP and using standard actuarial developmental methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership, among other things. Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at December 31, 2014 and 2013 was approximately $77.7 million and $53.4 million, respectively; the increase was primarily driven by growth in our new products offered under the ACA.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the year ended December 31, 2014, we had $14.6 million in net favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. We believe that the $36.6 million unfavorable development for the year ended December 31, 2014 was primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. For the year ended December 31, 2013, we had $56.2 million in favorable reserve developments related to prior years. We believe this favorable development was primarily due to the absence of moderately adverse conditions. The reserve developments related to prior years for the years ended December 31, 2014 and 2013, when considered together with the provision for adverse deviation recorded as of December 31, 2014 and 2013, respectively, did not have a material impact on our operating results or financial condition.
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
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. As of December 31, 2014 and 2013, respectively, we held no premium deficiency reserves.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Contracts
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the DoD exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the DoD's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. We currently expect negotiations relating to this proposal to conclude on or prior to March 31, 2015. If the negotiations conclude as expected, we expect the DoD to exercise the first of the three one-year options by that date. If all three one-year option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018.
We provide various types of administrative services under the T-3 contract, including: provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. We also provided assistance in the transition into the T-3 contract, and will provide assistance in any transition out of the contract. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
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
The TRICARE members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statement of operations. Health care costs for the T-3 contract that are paid and reimbursed or reimbursable amounted to $2.5 billion, $2.5 billion and $2.6 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the DoD sponsored MFLC program. On August 15, 2012, we entered into a new MFLC contract awarded by the DoD. The new contract has a five-year term that includes a 12-month base period and four 12-month option periods. As a result of the government's decision to award the new MFLC contract to multiple contractors, the revenues we receive from the new contract are substantially reduced in comparison to the original MFLC contract. Revenues from the MFLC contracts were $119.7 million, $104.8 million and $221.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
In September 2013, the U.S. Department of Veterans Affairs (“VA”) awarded us a contract under its new Patient Centered Community Care program (“PC3 Program”). The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, VA exercised option period 1 which commenced on October 1, 2014 and is scheduled to end on September 30, 2015. In addition to the one-year option periods, VA has the ability to extend the PC3 Program contract an additional two years and six months based on VA's need.
In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 Program contract (the "VACAA modification") expires no later than September 30, 2017. The VACAA modification includes, among other things, the production and distribution of the new Veterans Choice Card, which allows veterans to elect to receive care outside of the VA when they qualify. The transition-in process for the VACAA modification began in the fourth quarter of 2014. We had deferred revenues associated with the contract modification of $68.2 million as of December 31, 2014, which are amortized on a straight-line basis over the customer relationship period. Fulfillment costs associated with the PC3 contract and the related modification are expensed as incurred. For the year ended December 31, 2014, we had $24.7 million in revenues from the PC3 Program.
Divested Operations and Services
Divested operations and services revenues and expenses include items related to the run-out of our Northeast business that was sold in the Northeast Sale on December 11, 2009 and the transition-related services provided in connection with the sale of our Medicare PDP business on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 for additional information regarding the Northeast Sale and the sale of our Medicare PDP business, and see Note 14 for information regarding our reportable segments.
Medicare Part D
We provide the Medicare Part D benefit as a fully insured product to our existing Medicare members. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. Part D renewal occurs annually, but it is not a guaranteed renewable product. We report Part D as part of our Western Region Operations reportable segment. On April 1, 2012, we completed the sale of our Medicare PDP business. In connection with the transaction, we were not permitted to offer Medicare PDP plans for one year following closing, subject to certain exceptions. For more information regarding the sale of our Medicare PDP business, see Note 3. We continue to provide prescription drug

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits as part of our Medicare Advantage offerings. Our Medicare Advantage Plus Prescription Drug ("MAPD") plans cover both prescription drugs and medical care.
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
 Catastrophic Reinsurance Subsidy—CMS will reimburse Health Net for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold of $4,550, $4,750 and $4,700 for the years ended December 31, 2014, 2013 and 2012, respectively. The CMS prospective payment (a flat per member per month ("PMPM") cost reimbursement estimate) is received monthly based on the original CMS bid. After the year is complete, a settlement is made based on actual experience. The catastrophic reinsurance subsidy is accounted for as deposit accounting.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.
Share-Based Compensation Expense
As of December 31, 2014, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.
The compensation cost that has been charged against income under our various long-term incentive plans was $28.3 million, $29.9 million and $28.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $10.9 million, $11.6 million and $11.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $2.2 million, $0.6 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of December 31, 2014 and 2013, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the years ended December 31, 2014, 2013 and 2012, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $437.0 million and $434.5 million as of December 31, 2014 and 2013, respectively. The fair value of our variable-rate borrowings under our revolving credit facility was $100.0 million and $100.0 million as of December 31, 2014 and 2013, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2014 and 2013, the restricted cash and cash equivalents balances totaled $0.2 million and $5.3 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $24.0 million and $23.8 million as of December 31, 2014 and 2013, respectively, and are included in investments available-for-sale. For additional information on our regulatory requirements, see Note 12.
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
In connection with the Cognizant Transaction, we classified certain software systems assets as held-for-sale. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. We assessed the recoverability of these assets held for sale and as a result, we recorded $80.2 million in asset impairments during the year ended December 31, 2014. See Note 3 for more information regarding assets held for sale and the Cognizant Transaction. In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software.
During the years ended December 31, 2013 and 2012, we recorded $1.2 million and $0.5 million respectively, in impairment losses to general and administrative expenses primarily for internally developed software.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we have agreed to sell certain software assets and related intellectual property ("software system assets") we own to Cognizant. The transaction, including the related asset sale, is subject to the receipt of required regulatory approvals. See Note 3 for additional information regarding our agreements with Cognizant. Because the sale of these software system assets meets the definition of a sale of a business under GAAP, as of September 30, 2014, we re-allocated $7 million of goodwill based on relative fair values of the Western Region Operations reporting unit with and without the impact of the business to be sold. Our measurement of fair values is based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying value and concluded that the carrying value of the business to be sold was impaired; however, we determined that the carrying value of the Western Region Operations reporting unit was not impaired. In the second step, we measured the impairment amount by comparing the implied value of the allocated goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the business to be sold was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $7 million. See Note 7 for goodwill fair value measurement information.
The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 224% and 149% as of September 30, 2014 and June 30, 2013, respectively.
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2012	$565.9	$565.9
Balance as of December 31, 2013	565.9	565.9
Goodwill allocated to sale of business (see Note 3)	(7.0)	(7.0)
Balance as of December 31, 2014	$558.9	$558.9

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2014:
Provider networks	$41.5	$(36.9)	$4.6	18.9
Customer relationships and other	29.5	(22.3)	7.2	11.1
	$71.0	$(59.2)	$11.8

As of December 31, 2013:
Provider networks	$40.5	$(35.7)	$4.8	19.4
Customer relationships and other	29.5	(20.5)	9.0	11.1
	$70.0	$(56.2)	$13.8
The amortization expense was $3.0 million, $3.4 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
 Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2015	$2.8
2016	2.2
2017	2.2
2018	2.1
2019	0.9
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Programs
The Company is insured for various errors and omissions, property, casualty and other risks. The Company maintains various self-insured retention amounts, or “deductibles,” on such insurance coverage.
 Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 5% and 14% of our total premiums receivable as of December 31, 2014 and 2013, respectively. Our Medicare receivable from CMS represented 9% of total receivables as of December 31, 2014 compared with 21% as of December 31, 2013. Our Medicaid receivable, due primarily from DHCS, represented approximately 84% and 63% of premiums receivable as of December 31, 2014 and 2013, respectively. Our premiums receivable from Medicare and Medicaid programs are subject to timing of cash receipts from the federal and state governmental agencies. Our 10 largest employer group premiums within each of our plans accounted for 11%, 16% and 17% of our health plan services premium revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
The federal government is the primary customer of our Government Contracts reportable segment representing approximately 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 23%, 27% and 27% of our health plan premium revenues in 2014, 2013 and 2012, respectively. Our Medicaid revenue is derived in California through our contracts with the DHCS, and, beginning in the fourth quarter of 2013, in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). Medicaid premium revenues accounted for 36%, 23%, and 19% of our health plan services premium revenues for the years ended December 31, 2014, 2013, and 2012, respectively. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. In 2014 and 2013, revenue from our Medi-Cal contract in Los Angeles County was approximately 55% and 46% of our total Medicaid premium revenue, respectively, and approximately 19% and 11% of total health plan premium revenue, respectively.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the years ended December 31, 2014, 2013 and 2012, respectively, 1,175,000 shares, 949,000 shares and 954,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2014, 2013 and 2012, respectively, an aggregate of 715,000 shares, 941,000 shares and 1,539,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through August 2018 (see Note 8).
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, which when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. As of December 31, 2014 and 2013, the remaining authorization under our stock repurchase program was $400.0 million and $280.0 million, respectively. See Note 9 for more information regarding our stock repurchase program.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).
Our accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2012	$29.8	$(13.2)	$16.6
Other comprehensive income (loss) before reclassifications	32.1	(0.4)	31.7
Amounts reclassified from accumulated other comprehensive income	(23.9)	2.6	(21.3)
Other comprehensive income for the year ended December 31, 2012	8.2	2.2	10.4
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive (loss) income before reclassifications	(50.7)	4.8	(45.9)
Amounts reclassified from accumulated other comprehensive income	(15.6)	1.6	(14.0)
Other comprehensive (loss) income for the year ended December 31, 2013	(66.3)	6.4	(59.9)
Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income (loss) before reclassifications	38.3	(7.3)	31.0
Amounts reclassified from accumulated other comprehensive income	(1.8)	0.4	(1.4)
Other comprehensive income (loss) for the year ended December 31, 2014	36.5	(6.9)	29.6
Balance as of December 31, 2014	$8.2	$(11.5)	$(3.3)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Affected line item in the Consolidated Statements of Operations
	2014	2013	2012
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$2.7	$24.0	$36.7	Net investment income
	2.7	24.0	36.7	Total before tax
	0.9	8.4	12.8	Tax expense
	1.8	15.6	23.9	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.4)	(0.1)	(0.1)	(a)
Actuarial gains (losses)	(0.2)	(2.5)	(4.1)	(a)
	(0.6)	(2.6)	(4.2)	Total before tax
	(0.2)	(1.0)	(1.6)	Tax benefit
	(0.4)	(1.6)	(2.6)	Net of tax

Total reclassifications for the period	$1.4	$14.0	$21.3	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
Taxes Based on Premiums
We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $191.2 million in 2014, $124.4 million in 2013 and $51.6 million in 2012. The 2013 premium tax expense includes Medicaid premium taxes reinstated in June 2013 retroactive to July 1, 2012 (see "Medicaid Premium Taxes" below for additional information). These amounts are recorded in general and administrative expenses on our consolidated statements of operations.
Medicaid Premium Taxes
On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in Medi-Cal. As a result of this reinstatement, for the year ended December 31, 2013, we recorded $92.8 million, including $20.2 million attributable to periods prior to 2013, as general and administrative expense. In addition, the State of California increased Medicaid premium revenues in an amount equal to the increase in the premium taxes. As a result, we recorded $92.8 million in health plan services premiums for the year ended December 31, 2013. For the year ended December 31, 2014, we recorded $157.1 million in Medicaid premium taxes and a corresponding $157.1 million in health plan services premiums. These Medicaid premium taxes are currently authorized by the State of California through July 1, 2016.

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
We file tax returns in many tax jurisdictions. Often, application of tax rules within the various jurisdictions is subject to differing interpretation. Despite our belief that our tax return positions are fully supportable, we believe that it is probable certain positions will be challenged by taxing authorities, and we may not prevail on all of the positions as filed. Accordingly, we maintain a liability for the estimated amount of contingent tax challenges by taxing authorities upon examination. We analyze the amount at which each tax position meets a “more likely than not” standard for sustainability upon examination by taxing authorities. Only tax benefit amounts meeting or exceeding this standard will be reflected in tax provision expense and deferred tax asset balances. Any difference between the amounts of tax benefits reported on tax returns and tax benefits reported in the financial statements is recorded as a liability for unrecognized tax benefits. The liability for unrecognized tax benefits is reported separately from deferred tax assets and liabilities and classified as current or noncurrent based upon the expected period of payment. See Note 11 for additional disclosures.
Accounting for Certain Provisions of the ACA
Premium-based Fee on Health Insurers
The ACA mandated significant reforms to various aspects of the U.S. health insurance industry. Among other things, the ACA imposes an annual premium-based fee on health insurers (the "health insurance industry fee") for each calendar year beginning on or after January 1, 2014 which is not deductible for federal income tax purposes and in many state jurisdictions. The health insurance industry fee is levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We are required to estimate a liability for our portion of the health insurance industry fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the calendar year that it is payable.
In September 2014, we paid the federal government $141.4 million for our portion of the health insurance industry fee in accordance with the ACA. We had recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. Our general and administrative expense for the year ended December 31, 2014 includes amortization of the deferred cost of $141.4 million. The balance of the remaining deferred cost asset was $0 as of December 31, 2014.
Public Health Insurance Exchanges
The ACA requires the establishment of state-based, state and federal partnership or federally facilitated health insurance exchanges ("exchanges") where individuals and small groups may purchase health insurance coverage under regulations established by U.S. Department of Health and Human Services ("HHS"). We currently participate in exchanges in Arizona and California. Effective January 1, 2014, the ACA includes permanent and temporary premium stabilization provisions for transitional reinsurance, permanent risk adjustment, and temporary risk corridors (collectively referred to as the "3Rs"), which are applicable to those insurers participating inside, and in some cases outside, of the exchanges.
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
Cost Sharing Subsidy—For qualifying low-income members, HHS will reimburse us, on the member’s behalf, some or all of a member’s cost sharing amounts (e.g., deductible, co-pay/coinsurance). The amount paid for the member by HHS is dependent on the member’s income level in relation to the Federal Poverty Level. The Cost Sharing Subsidy offsets health care costs when incurred. We record a liability if the Cost Sharing Subsidy is paid in advance or a receivable if incurred health care costs exceed the Cost Sharing Subsidy received to date.
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. We will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue, and we account for any recoveries as contra-health plan services expense in our consolidated statements of income with a corresponding current or long-term receivable or payable. We recorded $234.0 million of reinsurance recovery as contra-health plan services expense for the year ended December 31, 2014, and the balance included in other receivables as of December 31, 2014 was $234.0 million.
Risk Adjustment—The risk adjustment provision applies to individual and small group business both within and outside the exchange and requires measurement of the relative health status risk of each insurer’s pool of insured enrollees in a given market. The risk adjustment provision then operates to transfer funds from insurers whose pools of insured enrollees have lower-than-average risk scores to those insurers whose pools have greater-than-average risk scores. Our estimate for the risk adjustment incorporates our risk scores by state and market relative to the market average using data provided by the participating insurers and available information about the HHS model. This information is consistent with our knowledge and understanding of market conditions.
As part of our ongoing estimation process, we consider information as it becomes available at interim dates along with our actuarially determined expectations, and we update our estimates incorporating such information as appropriate.
We estimate and recognize adjustments to our health plan services premium revenue for the risk adjustment provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience. We record receivables and/or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. Our risk adjustment estimate was $72.4 million net payable for the year ended December 31, 2014, and was recorded as a reduction to health plan services premiums. The risk adjustment receivable balance included in other receivables as of December 31, 2014 was $81.0 million and the risk adjustment payable balance included in accounts payable and other liabilities as of December 31, 2014 was $153.4 million.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We estimate and recognize adjustments to our health plan services premium revenue for the risk corridor provision by projecting our ultimate premium for the calendar year. Such estimated calendar year amounts are recognized ratably during the year and are revised each period to reflect current experience, including changes in risk adjustment and reinsurance recoverables. We record receivables or payables and classify the amounts as current or long-term in the consolidated balance sheets based on the timing of expected settlement. For the year ended December 31, 2014,we recorded $86.8 million of increases to risk corridor net receivable as health plan services premium revenue. The risk corridor receivable balance included in other noncurrent assets as of December 31, 2014 was $90.4 million and the risk corridor payable balance included in other noncurrent liabilities as of December 31, 2014 was $3.6 million. HHS recognizes, in both final regulations and guidance, it is obligated to make the risk corridors program payments without regard to budget neutrality. Although HHS anticipates the program will be budget neutral, the ACA requires HHS to make full payments to those issuers with risk corridors ratios above 103 percent. Additionally, HHS states in final regulations and guidance that if the program’s collections, including any potential carryover from prior years, are insufficient to satisfy its payment obligations, the agency will use other sources of funding to meet its payment obligations, subject to the availability of appropriations. If corridor collections are insufficient in 2014, HHS explains that it shall fulfill its obligations for the 2014 benefit year by using funds collected for the 2015 benefit year prior to making payments on 2015 obligations.
The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year will be completed in the following year with HHS.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule has been in effect since January 1, 2013. The provisions of section 1202 impact our 1.6 million Medi-Cal members in California and 81,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
For the periods prior to this reimbursement methodology change, i.e., the year ended December 31, 2013 and the three months ended March 31, 2014, we accounted for the provisions of section 1202 on an administrative services only basis since it transferred no underwriting risk to the MCPs, and recorded the receipts and payments on a net basis.
Following the change in reimbursement methodology, we have full underwriting risk for 2013, including both utilization and unit cost risk. Accordingly, for the year ended December 31, 2014, with respect to our Medi-Cal business, we:

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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statement impact of the section 1202 reimbursement methodology change is summarized in the table below.

	Recorded In
	Year Ended December 31, 2013	Year Ended December 31, 2014

(Dollars in millions)	No Risk	No Risk	Full Risk
Health plan services premiums	$4.4	$—	$154.7
Health plan services expenses	—	—	144.0
General and administrative expenses	4.4	—	—
Administrative services fees and other income	6.5	1.4	(7.9)
Pretax income	$6.5	$1.4	$2.8
Recently Issued Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 will supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 will become effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the effect of the new revenue recognition guidance.
Note 3—Assets Held For Sale, Sale of Medicare PDP Business and Northeast Business
Assets Held for Sale
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
We have determined that the sale of these software system assets constitutes a sale of a business as defined under GAAP, and the requirements to classify these software system assets as held-for-sale were met as of September 30, 2014. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Accordingly, we have classified $50.0 million in assets as assets held for sale as of December 31, 2014.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale	Impairment Loss	Assets Held for Sale as of December 31, 2014
Property and equipment, net	$130.2	$(80.2)	$50.0
Goodwill allocated to sale of business	7.0	(7.0)	—
Assets held for sale	$137.2	$(87.2)	$50.0
Other impaired property and equipment, net		$(1.3)
Asset impairment		$ (88.5)
In connection with the pending sale, we have assessed the recoverability of goodwill and other long-lived assets, including property and equipment. As a result, in the year ended December 31, 2014, we recorded $87.2 million in asset impairments, including goodwill impairment of $7.0 million (see Note 2) and impairment of property and equipment of $80.2 million (see Note 7). In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software, bringing our total asset impairment to $88.5 million.
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
Our revenues related to our Medicare PDP business were $192.1 million for the year ended December 31, 2012. These revenues were excluded from our continuing operating results and included in loss from discontinued operation. Our Medicare PDP business had a pretax loss of $28.8 million for the year ended December 31, 2012. As of December 31, 2012, 2013 and 2014, we had no Medicare stand-alone prescription drug plan members. We had no revenues and no pretax income from the Medicare PDP business for the years ended December 31, 2013 and 2014.
Northeast Sale
On December 11, 2009, we completed the sale of the Acquired Companies to United. As part of the Northeast Sale, we were required to continue to serve the members of the Acquired Companies and provide certain administrative services to United until July 1, 2011 under administrative services agreements, and we were required to provide run-out support services under claims servicing agreements with United, which will be in effect until the last run out claim under the applicable claims servicing agreement has been adjudicated. All revenues and expenses related to the Northeast Sale, including those relating to the administrative services and/or claims servicing agreements and any

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues and expenses related to the run-out, were reported as part of divested operations and services revenue and expenses.
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
During the years ended December 31, 2014 and 2013, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $4.6 million and $59.8 million as investments available-for-sale-noncurrent as of December 31, 2014 and 2013, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$437.2	$2.6	$(1.9)	$437.9
U.S. government and agencies	36.5	—	—	36.5
Obligations of states and other political subdivisions	716.7	17.2	(1.7)	732.2
Corporate debt securities	587.0	2.7	(5.3)	584.4
	$1,777.4	$22.5	$(8.9)	$1,791.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	4.7	—	(0.7)	4.0
	$5.5	$—	$(0.9)	$4.6

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$394.7	$3.4	$(8.7)	$389.4
U.S. government and agencies	23.7	—	—	23.7
Obligations of states and other political subdivisions	734.3	5.9	(30.3)	709.9
Corporate debt securities	449.8	3.6	(9.4)	444.0
	$1,602.5	$12.9	$(48.4)	$1,567.0
Noncurrent:
Asset-backed securities	$1.3	$—	$(0.2)	$1.1
Obligations of states and other political subdivisions	53.4	—	(6.3)	47.1
Corporate debt securities	13.2	—	(1.6)	11.6
	$67.9	$—	$(8.1)	$59.8
As of December 31, 2014, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$69.4	$69.6
Due after one year through five years	357.5	357.8
Due after five years through ten years	486.3	489.6
Due after ten years	427.0	436.1
Asset-backed securities	437.2	437.9
Total current investments available-for-sale	$1,777.4	$1,791.0

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	1.3	1.1
Due after five years through ten years	3.4	2.9
Asset-backed securities	0.8	0.6
Total noncurrent investments available-for-sale	$5.5	$4.6
Proceeds from sales of investments available-for-sale during 2014 were $441.4 million. Gross realized gains and losses during 2014 totaled $5.7 million and $3.0 million, respectively. Proceeds from sales of investments available-for-sale during 2013 were $696.5 million. Gross realized gains and losses during 2013 totaled $26.4 million and $2.4 million, respectively. Proceeds from sales of investments available-for-sale during 2012 were $1,350.0 million. Gross realized gains and losses during 2012 totaled $37.2 million and $0.5 million, respectively.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2014 and December 31, 2013. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$149.3	$(0.5)	$112.5	$(1.4)	$261.8	$(1.9)
U.S. government and agencies	20.7	—	—	—	20.7	—
Obligations of states and other political subdivisions	37.3	(0.1)	104.8	(1.6)	142.1	(1.7)
Corporate debt securities	299.1	(3.9)	56.0	(1.4)	355.1	(5.3)
	$506.4	$(4.5)	$273.3	$(4.4)	$779.7	$(8.9)
The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.6	$(0.2)	$0.6	$(0.2)
Corporate debt securities	4.0	(0.7)	—	—	4.0	(0.7)
	$4.0	$(0.7)	$0.6	$(0.2)	$4.6	$(0.9)
The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	124	51	175
U.S. government and agencies	4	—	4
Obligations of states and other political subdivisions	21	46	67
Corporate debt securities	320	69	389
	469	166	635

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through December 31, 2014:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Corporate debt securities	9	—	9
	9	1	10

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

The following table shows our noncurrent investments' fair value and gross unrealized losses for our individual securities that have been in a continuous loss position through December 31, 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$0.5	$(0.1)	$0.7	$(0.1)	$1.2	$(0.2)
Obligations of states and other political subdivisions	17.4	(2.2)	29.6	(4.1)	$47.0	$(6.3)
Corporate debt securities	7.5	(0.9)	4.1	(0.7)	$11.6	$(1.6)
	$25.4	$(3.2)	$34.4	$(4.9)	$59.8	$(8.1)
Note 5—Property and Equipment
Property and equipment are comprised of the following as of December 31:

	2014	2013
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	1.5	3.9
Buildings and improvements	55.8	52.4
Furniture, equipment and software	210.5	422.2
	269.5	480.2
Less accumulated depreciation	(185.2)	(278.8)
Property and equipment, net	$84.3	$201.4

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Cognizant Transaction, we classified certain software system assets as held-for-sale. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. See Note 3 for more information regarding assets held for sale and the Cognizant Transaction.
Our depreciation expense was $27.1 million, $35.6 million and $27.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 6—Financing Arrangements
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2014, $100.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $491.4 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of December 31, 2014, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2014 and 2013, we had outstanding letters of credit of $8.6 million and $7.5 million, respectively, resulting in a maximum amount available for borrowing of $491.4 million and $492.5 million, respectively. As of December 31, 2014 and 2013, no amounts had been drawn on any of these letters of credit.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2014, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.5 million as of December 31, 2014 and $399.3 million as of December 31, 2013.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2014
Assets:
Cash and cash equivalents	$869.1	$—	$—	$—	$869.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$210.9	$—	$—	$210.9
Commercial mortgage-backed securities	—	145.6	0.6	—	146.2
Other asset-backed securities	—	81.4	—	—	81.4
U.S. government and agencies:
U.S. Treasury securities	36.5	—	—	—	36.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	732.2	—	—	732.2
Corporate debt securities	—	584.4	4.0	—	588.4
Total investments at fair value	$36.5	$1,754.5	$4.6	$—	$1,795.6
Embedded contractual derivative	—	—	—	10.0	10.0
State-sponsored health plans settlement account deficit	—	—	—	—	—
Total assets at fair value	$905.6	$1,754.5	$4.6	$10.0	$2,674.7

As of December 31, 2014
Liability:
Embedded contractual derivative	$2.6
Total liability at fair value	$2.6

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2013
Assets:
Cash and cash equivalents	$433.2	$—	$—	$—	$433.2
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$203.5	$0.4	$—	$203.9
Commercial mortgage-backed securities	—	144.1	0.7	—	144.8
Other asset-backed securities	—	41.8	—	—	41.8
U.S. government and agencies:
U.S. Treasury securities	23.7	—	—	—	23.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	709.9	47.1	—	757.0
Corporate debt securities	—	444.0	11.6	—	455.6
Total investments at fair value	$23.7	$1,543.3	$59.8	$—	$1,626.8
Embedded contractual derivative	—	—	—	7.2	7.2
State-sponsored health plans settlement account deficit	—	—	—	62.9	62.9
Total assets at fair value	$456.9	$1,543.3	$59.8	$70.1	$2,130.1

We had no financial liabilities fair valued on a recurring basis as of December 31, 2013.
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2014 and 2013. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The changes in the balances of Level 3 financial assets for the years ended December 31, 2014 and 2013 were as follows (dollars in millions):

	Year Ended December 31,
	2014				2013
	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Available-For-Sale Investments	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$—	$7.2	$62.9	$70.1	$0.2	$11.2	$—	$11.4
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	2.8	(62.9)	(60.1)	—	5.7	62.9	68.6
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases	—	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	—	—
Sales	—	—	—	—	(0.2)	—	—	(0.2)
Settlements	—	—	—	—	—	(9.7)	—	(9.7)
Closing balance	$—	$10.0	$—	$10.0	$—	$7.2	$62.9	$70.1
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—	$—	$—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balance of the Level 3 financial liability for the year ended December 31, 2014 and 2013 were as follows (dollars in millions):

	Year Ended December 31,
	2014	2013
	Embedded Contractual Derivative
Opening balance	$—	$3.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	2.6	(3.2)
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$2.6	$—

As of December 31, 2014, we classified certain assets as assets held for sale. These assets held for sale are carried at the lower of carrying value or fair value (see Note 2, under the heading "Goodwill and Other Intangibles," and Note 3 for additional information). The following table presents information about our assets classified as held for sale as of December 31, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the year ended December 31, 2014 (dollars in millions):

	Level 3	Total Asset Impairment for the Year Months Ended December 31, 2014
Property and equipment, net	$50.0	$80.2
Goodwill allocated to sale of business	—	7.0
Assets held for sale	$50.0	$87.2

We had no liabilities fair valued on a non-recurring basis during the year ended December 31, 2014. We had no financial assets or liabilities that were fair valued on a non-recurring basis during the year ended December 31, 2013.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.08%	—	2.74%	(2.02%)
			National Health Care Expenditures	3.45%	—	4.14%	(3.80%)
Embedded contractual derivative liability	$2.6	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	0.79%	—	10.76%	(5.73%)
			National Health Care Expenditures	0.64%	—	8.43%	(4.38%)
Goodwill - Western Region reporting unit	$558.9
		Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$7.2	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-3.34%	—	7.34%	(2.20%)
			National Health Care Expenditures	-0.77%	—	9.46%	(3.63%)
Goodwill - Western Region reporting unit	$565.9
		Income Approach	Discount Rate	10.0%	—	10.0%	(10.0%)
State-sponsored health plans settlement account deficit	$62.9	Income Approach	Discount Rate	1.135%	—	1.135%	(1.135%)
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 8—Long-Term Equity Compensation
For the year ended December 31, 2014 the compensation cost that has been charged against income under our various stock option and long-term incentive plans ("the Plans") was $28.3 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $10.9 million (See Note 2).
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
Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to four years of continuous service. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2014, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards provide for accelerated vesting upon the occurrence of a change in control (as defined in the Plans) under the circumstances set forth in the Plans and equity award agreements. At the end of the maximum term, unexercised stock options are set to expire.
PSUs were granted in 2014. These PSUs have a one-year performance period. Vesting of these PSUs is subject to the recipient's continued employment and these PSUs are earned at 0% or 100% with vesting beginning no earlier than one year after the grant date. The number of shares, if any, to be delivered in connection with these PSUs is dependent upon the Company’s satisfaction of certain performance criteria as outlined in each PSU award agreement.
As of December 31, 2014, we have reserved up to an aggregate of 6.5 million shares of our common stock for issuance under the Plans.
The fair value of each option award is estimated on the date of grant using a closed-form option valuation model ("Black-Scholes") based on assumptions, including the risk-free interest rate, expected option term or life, expected volatility, and expected dividend yield, if any. Expected volatilities are based on implied volatilities from traded options on our stock and historical volatility of our stock. We estimated the expected term of options by using historical data to estimate option exercise and employee termination within a lattice-based valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from a lattice-based option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yields in effect at the time of grant with maturity dates approximately equal to the expected life of the option at the grant date.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2014, 2013 and 2012, we made no grants of stock options. The following table provides the total intrinsic value of options exercised during the years ended December 31:

	2014	2013	2012
Total intrinsic value of options exercised	$18,608,206	$3,138,634	$7,418,459
A summary of option activity under our various plans as of December 31, 2014, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,313,356	$31.33
Granted	—	—
Exercised	(1,320,086)	28.52
Forfeited or expired	(41,059)	42.01
Outstanding at December 31, 2014	1,952,211	$33.01	2.02	$40,278,961
Vested or expected to vest at December 31, 2014 (reflecting estimated forfeiture rates effective in 2014)	1,952,045	$33.01	2.02	$40,275,247
Exercisable at December 31, 2014	1,944,500	$33.01	2.01	$40,109,115

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$15.30 – 20.00	139,100	1.51	$15.41	139,100	$15.41
20.01 – 25.00	555,738	2.18	23.09	555,738	23.09
25.01 – 30.00	136,892	2.88	28.14	135,955	28.14
30.01 – 40.00	519,783	2.26	31.96	513,009	31.96
40.01 – 50.00	479,685	1.37	46.58	479,685	46.58
50.01 – 58.07	121,013	2.40	54.95	121,013	54.95
$15.30 – 58.07	1,952,211	2.02	$33.01	1,944,500	$33.01
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

	2014	2013	2012
Options granted	—	—	—
RSUs and PSUs granted	881,338	1,143,881	1,084,532

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSU and PSU activity under our various plans as of December 31, 2014, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,838,772	$29.54	$—
Granted	881,338	32.25	—
Vested	(907,072)	29.68	—
Forfeited	(88,743)	30.21	—
Outstanding at December 31, 2014	1,724,295	$30.82	—	0.87	$92,301,511
Expected to vest at December 31, 2014 (reflecting estimated forfeiture rates effective in 2014)	1,649,410	$30.84	$—	0.91	$88,292,899
The fair values of RSUs and PSUs are determined based on the market value of the underlying shares of common stock on the date of grant.
The weighted-average grant-date fair values and aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, are as follows:

	2014	2013	2012
Weighted-average grant-date fair values of RSUs and PSUs vested	$29.68	$29.43	$38.22
Aggregate intrinsic value of RSUs and PSUs vested (in millions)	$30.5	$18.5	$49.0
Share-based compensation expense recorded for the years ended December 31, is as follows:

	2014	2013	2012
	(Amounts in millions)
Compensation expense - options	$0.6	$3.7	$5.4
Compensation expense - RSUs and PSUs	$27.7	$26.2	$23.5
As of December 31, 2014, the remaining unrecognized compensation costs and the respective weighted-average recognition periods are as follows:

	Non-vested Options	Non-vested RSUs & PSUs
Remaining unrecognized compensation cost (in thousands)	$28	$32,321
Remaining weighted-average period (in years)	0.23	0.93
Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2014, we withheld 0.7 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs and PSUs.

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
d Note 9—Capital Stock
As of December 31, 2014, there were 152,451,000 shares of our common stock issued and 74,378,000 shares of common stock held in treasury, resulting in 78,073,000 shares of our common stock outstanding.
Shareholder Rights Plan
On July 27, 2006, our Board of Directors adopted a shareholder rights plan pursuant to a Rights Agreement with Wells Fargo Bank, N.A. (the "Rights Agent"), dated as of July 27, 2006 (the "Rights Agreement").
In connection with the Rights Agreement, on July 27, 2006, our Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of Common Stock to stockholders of record at the close of business on August 7, 2006 (the "Record Date"). Our Board of Directors also authorized the issuance of one Right for each share of common stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below) the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Subject to certain exceptions and adjustment as provided in the Rights Agreement, each Right entitles the registered holder to purchase from us one one-thousandth (1/1000th ) of a share of Series A Junior Participating Preferred Stock, par value of $0.001 per share, at a purchase price of $170.00 (the "Purchase Price"). The terms of the Rights are set forth in the Rights Agreement.
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
Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, when taken together with the remaining authorization at that time, brought our total authorization up to $400 million.
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
During the year ended December 31, 2013, we repurchased 2.7 million shares of our common stock for aggregate consideration of $70.0 million under our stock repurchase program. During the year ended December 31, 2014, we repurchased 3.0 million shares of our common stock for aggregate consideration of $137.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2014 was $400.0 million.
Note 10—Employee Benefit Plans
Defined Contribution Retirement Plans
We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain of the plans were amended and restated effective January 1, 2013 to comply with, among other things, Section 415 of the Code, and certain of the plans were further amended in 2014. Participation in the Company's active plan is available to all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $16.3 million, $16.0 million and $16.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations.
 Deferred Compensation Plans
We have a voluntary deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer a certain portion of their regular compensation and bonuses (the "Employee Plan"). In addition, we have a voluntary deferred compensation plan pursuant to which the non-employee members of the Health Net, Inc. Board of Directors are eligible to defer a certain portion of their cash retainers, meeting fees and other cash remuneration (the "BOD Plan"). The compensation deferred under these plans is credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. These plans are unfunded. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account. The BOD Plan was amended and restated effective December 1, 2009 and the Employee Plan was amended and restated effective January 1, 2010. The plans were amended effective November 18, 2013.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2014 and 2013, the liability under these plans amounted to $50.6 million and $52.0 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $1.5 million, $2.8 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expense in our consolidated statements of operations.
Pension and Other Postretirement Benefit Plans
Pension Plans—We have an unfunded non-qualified defined benefit pension plan, the Supplemental Executive Retirement Plan. The plan was amended and restated effective January 1, 2008. This plan is noncontributory and covers key executives as selected by our Board of Directors. Benefits under the plan are based on years of service and level of compensation during the final five years of service.
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
The following table sets forth the plans' obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$40.4	$43.4	$24.1	$26.9
Service cost	1.1	1.2	0.3	0.4
Interest cost	1.8	1.6	1.1	1.0
Change in plan provisions	—	—	—	(0.6)
Benefits paid	(1.2)	(1.2)	(1.1)	(0.9)
Actuarial (gain) loss	7.6	(4.6)	4.4	(2.7)
Benefit obligation, end of year	$49.7	$40.4	$28.8	$24.1
Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.2	1.2	1.1	0.9
Benefits paid	(1.2)	(1.2)	(1.1)	(0.9)
Plan assets, end of year	$—	$—	$—	$—
Underfunded status, end of year	$(49.7)	$(40.4)	$(28.8)	$(24.1)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(Dollars in millions)
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(1.7)	(1.7)	(0.9)	(1.1)
Noncurrent liabilities	(48.0)	(38.7)	(27.9)	(23.0)
Net amount recognized	$(49.7)	$(40.4)	$(28.8)	$(24.1)
Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(Dollars in millions)
Prior service cost	$—	$—	$0.1	$0.3
Net loss (gain)	5.3	0.7	6.1	3.6
	$5.3	$0.7	$6.2	$3.9
The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(Dollars in millions)
Projected benefit obligation	$49.7	$40.4	$28.8	$24.1
Accumulated benefit obligation	46.1	37.1	28.8	24.1
Fair value of plan assets	—	—	—	—
Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	(Dollars in millions)
Service cost	$1.1	$1.2	$1.7	$0.3	$0.4	$0.4
Interest cost	1.8	1.6	1.8	1.1	1.0	1.1
Amortization of prior service cost	—	—	—	0.4	0.1	0.1
Amortization of net loss (gain)	—	0.5	1.2	0.2	1.9	2.9
Net periodic benefit cost	$2.9	$3.3	$4.7	$2.0	$3.4	$4.5
The estimated net (gain) loss and prior service cost for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.2 million and $0.4 million, respectively.
All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Information

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.7%	4.5%	3.9%	4.8%
Rate of compensation increase	6.0%	6.0%	3.5%	3.5%

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	4.5%	3.7%	4.4%	4.8%	4.0%	4.5%
Rate of compensation increase	6.0%	6.0%	5.9%	3.5%	3.5%	3.5%
The discount rates we used to measure our obligations under our pension and other postretirement plans at December 31, 2014 and 2013 mirror the rate of return expected from high-quality fixed income investments.

	2014			2013
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rates assumed for next year	6.5%	to	12.8%	7.3%	to	16.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%			5%
Years that the rate reaches the ultimate trend rate	2024	to	2024	2022	to	2023
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2014:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$4.7	$(3.8)
Contributions
We expect to contribute $1.7 million to our pension plan and $0.9 million to our postretirement health and life plans throughout 2015. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2014 is expected to be paid out as benefits during the same year.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments
We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2015	$1.7	$0.9
2016	2.9	1.0
2017	2.9	1.0
2018	2.8	1.1
2019	2.8	1.1
Years 2019—2024	16.7	6.7
Note 11—Income Taxes
Continuing Operations
Significant components of the provision for income taxes from continuing operations are as follows for the years ended December 31:

	2014	2013	2012
	(Dollars in millions)
Current tax expense:
Federal	$87.7	$79.0	$(3.4)
State	(15.0)	12.5	(1.2)
Total current tax expense	72.7	91.5	(4.6)
Deferred tax expense (benefit):
Federal	2.4	15.0	11.1
State	(19.0)	(6.4)	(2.2)
Total deferred tax expense (benefit)	(16.6)	8.6	8.9
Interest expense, gross of related tax effects	(1.9)	(0.3)	1.7
Total income tax provision	$54.2	$99.8	$6.0

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income from continuing operations is as follows for the years ended December 31:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	(11.1)	1.5	(6.9)
Valuation allowance (release) against capital losses, net operating losses or tax credits	—	—	(26.5)
Loss on subsidiary stock	(24.9)	—	—
Non-deductible health insurer fee	24.8	—	—
Non-deductible compensation	4.8	3.6	17.7
Tax exempt interest income	(2.9)	(2.4)	(12.7)
Sale of subsidiaries	—	—	1.8
Interest expense	(1.0)	(0.1)	5.3
Lobbying expense	0.6	0.4	3.4
Other, net	1.8	(1.0)	1.8
Effective income tax rate	27.1%	37.0%	18.9%
The effective income tax rate from continuing operations was 27.1%, 37.0% and 18.9% for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. Our health insurance industry fee payment of $141.4 million in 2014 was not deductible for federal income tax purposes and in many state jurisdictions. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurance industry fee.
During the year ended December 31, 2014, we recorded a $73.7 million tax benefit, net of adjustments to our reserve for uncertain tax benefits, as a result of a worthless stock loss. The loss was incurred with respect to the stock of Health Net of the Northeast, Inc., the former parent company of subsidiaries sold to an affiliate of UnitedHealth Group in 2009. The amount and character of the loss could be challenged by the taxing authorities, and as such, we increased our reserve for uncertain tax positions by $16.4 million related to this transaction. The tax benefit from the stock loss was primarily responsible for reducing our statutory tax rate below the statutory federal tax rate of 35% for the year ended December 31, 2014.
In all periods presented, our effective income tax rate has not been impacted by operations in foreign jurisdictions with varying statutory tax rates. Our health care operations are almost entirely domestic.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2014	2013
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$72.8	$87.8
Accrued compensation and benefits	68.8	67.1
Net operating and capital loss carryforwards	21.6	22.2
Unrealized losses on investments	0.5	16.7
Insurance loss reserves and unearned premiums	13.7	12.7
Deferred gain and revenues	1.3	6.6
Tax credits	10.8	8.8
Deferred tax assets before valuation allowance	189.5	221.9
Valuation allowance	(13.3)	(23.3)
Net deferred tax assets	$176.2	$198.6
DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$53.0	$77.1
Prepaid expenses	10.7	14.9
Deferred revenue	9.6	13.2
Unrealized gains on investments	5.6	—
Other	6.3	4.0
Deferred tax liabilities	$85.2	$109.2
During 2014, our total valuation allowance decreased by a net $10 million, primarily resulting from the expiration of a $6 million state capital loss carryforward upon which the valuation allowance was based.
For 2014, 2013 and 2012 the income tax benefit realized from share-based award exercises was $8.7 million, $6.1 million and $16.6 million, respectively. Of the tax benefits realized, $1.1 million, $(1.4) million and $5.1 million were allocated to stockholders’ equity in 2014, 2013 and 2012, respectively.
As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $6.1 million and $270.6 million, respectively. The net operating loss carryforwards expire at various dates through 2034.
Limitations on utilization may apply to all of the federal and state net operating loss carryforwards. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2014 valuation allowance was allocated to reduce goodwill.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2014	2013	2012
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$55.6	$57.3	$47.1
Increases in unrecognized tax benefits related to the current year	25.5	4.4	2.4
Increases in unrecognized tax benefits related to prior years	—	—	8.0
Decreases in unrecognized tax benefits related to a prior year	(17.5)	(0.2)	(0.2)
Settlements with taxing authorities	—	(1.9)	—
Lapse in statute of limitation for assessment	(2.1)	(4.0)	—
Gross unrecognized tax benefits at end of year	$61.5	$55.6	$57.3
Of the $64.9 million total liability at December 31, 2014 for unrecognized tax benefits, including interest and penalties, approximately $19.6 million would, if recognized, impact the Company’s effective tax rate. The remaining $45.3 million would impact deferred tax assets. Of the $59.3 million total liability at December 31, 2013 for unrecognized tax benefits, including interest and penalties, approximately $9.7 million would, if recognized, impact the Company’s effective tax rate. The remaining $49.6 million would impact deferred tax assets.
We recognized interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2014, 2013 and 2012, ($1.9) million, ($0.3) million and $1.7 million, respectively, of interest was recorded as income tax (benefit) provision. We reported interest accruals of $1.8 million, $3.7 million and $4.1 million at December 31, 2014, 2013 and 2012, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.
We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2014, tax years subject to examination in the federal jurisdiction are 2010 and forward. The most significant state tax jurisdiction for us is California, and tax years subject to examination by that jurisdiction are 2010 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could decrease by up to $7.2 million due to examination settlements or alternatively increase by up to $2.6 million assuming we are able to utilize certain net operating loss and tax credit carryforwards that are currently subject to uncertainty.
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
As a result of the sale, the operating results of our Medicare PDP business have been classified as discontinued operation in our consolidated statements of operations for the year ended December 31, 2012. We recorded a tax benefit of $10.3 million net against the loss from discontinued operation for the year ended December 31, 2012. The effective income tax rates related to income or loss from discontinued operation remained relatively constant throughout 2012 at slightly above the federal statutory tax rate of 35% due to state income taxes. We had no income or loss and no tax expense or benefit for discontinued operation for the years ended December 31, 2013 and 2014.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Statutory reporting varies in certain respects from GAAP. Typical differences of statutory reporting as compared to GAAP reporting are the reporting of fixed maturity securities at amortized cost, not recognizing certain assets including those that are non-admitted for statutory purposes and certain reporting classifications. Statutory-basis capital and surplus of our health plan subsidiaries was $188.5 million and $138.6 million at December 31, 2014 and 2013, respectively. Statutory-basis net (loss) income of our health plan subsidiaries was approximately $(130.5) million, $(158,000) and $44,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Our subsidiaries that are regulated by DMHC report their accounts in conformity with GAAP. GAAP equity of our DMHC regulated subsidiaries was $1.3 billion and $1.2 billion at December 31, 2014 and 2013, respectively. GAAP net income of our DMHC regulated subsidiaries was $202.3 million, $140.7 million and $122.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. We are a holding company and, therefore, our ability to pay dividends depends on distributions received from our subsidiaries, which are subject to regulatory capital requirements and other requirements of state law and regulation. As a result of these regulatory capital requirements and other requirements of state law and regulation, certain regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations or make dividends. The maximum amount of dividends that can be paid by the regulated subsidiaries to us without prior approval of the state regulatory authorities is subject to restrictions relating to statutory surplus, statutory income and tangible net equity. See Note 6 for further discussion of restrictions on our ability to pay dividends to our stockholders that are contained in our revolving credit facility.
Based on operations as of December 31, 2014, the amount of statutory capital and surplus or net worth of our regulated subsidiaries necessary to satisfy regulatory requirements was $487.0 million in the aggregate. As of December 31, 2014, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was approximately $487.0 million in the aggregate. As of December 31, 2014, the amount of restricted net assets of our regulated subsidiaries was approximately $119.2 million in the aggregate. Management believes that as of December 31, 2014 all of our active regulated subsidiaries met their respective regulatory requirements relating to maintenance of minimum capital standards and restricted accounts or assets in all material respects.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies
Legal Proceedings
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 13 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 13 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal. On December 17, 2014, a divided (2-1) Ninth Circuit panel affirmed the district court's decision denying our motion to compel arbitration. On January 14, 2015, we petitioned for rehearing en banc, and the Ninth Circuit denied the petition on February 9, 2015. On February 13, 2015, the Ninth Circuit granted our motion to stay the proceedings, and the proceedings will remain stayed until the final disposition by the U.S. Supreme Court of our petition for a writ of certiorari.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We lease office space in multiple locations in Shelton, Connecticut under operating lease agreements for remaining terms ranging from two to three years. We began monitoring these leases for impairment after the Northeast Sale in December 2009 although we remained in these sites to conduct related transition work. In December 2012 after vacating these sites, we recorded a lease impairment totaling $7.4 million in our divested operations and services expenses. The lease impairment amount represented the fair value of future lease obligations discounted using a credit adjusted risk-free interest rate of 3.26%.
We lease an office space in Woodland Hills, California that is used for operations in our Western Region Operations and Government Contracts reportable segments under an operating lease agreement. In 2014, we extended the lease agreement through December 31, 2017 and it does not provide for complete cancellation rights. As of December 31, 2014, the total future minimum lease commitments under the lease were approximately $8.8 million.
We lease an office space in Woodland Hills, California for our California health plan under an operating lease agreement. The lease expires on December 31, 2021 and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. As of December 31, 2014, the total future minimum lease commitments under this lease were approximately $83.9 million.
Long-Term Purchase Obligations
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2014.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2014, the remaining terms were approximately from one to two years for these contracts, and termination of these agreements is subject to certain termination provisions. As of December 31, 2014, the total estimated future commitments under these agreements were $122.1 million.
We have entered into an agreement with International Business Machines Corporation ("IBM") to outsource our IT infrastructure management services including data center services, IT security management and help desk support. In 2014, we extended the agreement, and as of December 31, 2014, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $101.2 million.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. In 2014, we extended the agreement, and as of December 31, 2014, the remaining term of this contract was approximately four years, and the total estimated future commitments under the agreement were approximately $288.1 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2014, the remaining term of this contract was approximately two years, and the total estimated future commitments under the agreement were approximately $25.4 million.
We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.
As of December 31, 2014, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2015	$55.5	$314.4
2016	49.8	244.1
2017	38.2	110.8
2018	26.1	77.6
2019	21.3	—
Thereafter	46.5	—
Total minimum commitments	$237.4	$746.9
Lease expense totaled $44.8 million, $45.1 million and $47.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Long-term purchase obligation expenses totaled $250.2 million, $217.2 million and $214.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Surety Bonds
Under our Arizona Medicaid contract with the AHCCCS, we are required to provide a financial guarantee for the payment of claims. We have elected to satisfy the financial guarantee by purchasing a performance bond. The bond requirement is based on the expected monthly capitation to be received from the state of Arizona. The estimated calculation is based on historical capitation rates applied to forecasted membership and adjusted on an as needed basis during the year. As of December 31, 2014, the performance bond amount was $24 million. It was increased to $28 million effective January 1, 2015.
Under this performance bond if we were to fail to pay claims, the issuers of the performance bond would make payments in an amount required by the AHCCCS up to the bond amount. We would, in turn, be responsible for reimbursing the issuing insurance carrier for any payments it made on our behalf. To the extent the Company incurs liabilities as a result of the arrangements under the performance bond, such liabilities would be included on the Company's consolidated balance sheet.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At this time, we do not believe we will be required to fund or draw down any amounts related to the performance bond. Accordingly, no liability related to the performance bond has been recognized in the Company's financial statements as of December 31, 2014.
Note 14—Segment Information
Our reportable segments are comprised of Western Region Operations and Government Contracts. Effective January 1, 2013, we closed out our Divested Operations and Services segment as discussed below. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. As a result of the classification of our Medicare PDP business as discontinued operations, our Western Region Operations reportable segment excludes the operating results of our Medicare PDP business for the year ended December 31, 2012. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense MFLC program, the VA's PC3 Program and certain other health care-related government contracts. For the year ended December 31, 2012, our Divested Operations and Services reportable segment included the run-out of our Northeast business that was sold in the Northeast Sale on December 11, 2009 and transition-related revenues and expenses of our Medicare PDP business that was sold on April 1, 2012. As of December 31, 2012, we had substantially completed the administration and run-out of our divested businesses. See Note 3 for more information regarding the sale of our Medicare PDP business and the Northeast Sale. In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that no changes to our reportable segments were necessary. See Note 3 for additional information regarding the Cognizant Transaction.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31, 2014, 2013 and 2012.
2014

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$13,361.2	$604.0	$—	$13,965.2
Intersegment revenues	12.4	—	(12.4)	—
Net investment income	45.2	—	—	45.2
Administrative services fees and other income	(1.7)	—	—	(1.7)
Interest expense	31.4	—	—	31.4
Depreciation and amortization	29.7	—	0.1	29.8
Share-based compensation expense	25.0	3.3	—	28.3
Segment pretax income (loss)	315.6	69.5	(185.3)	199.8
2013

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,377.1	$572.3	$—	$10,949.4
Intersegment revenues	11.1	—	(11.1)	—
Net investment income	69.6	—	—	69.6
Administrative services fees and other income	34.8	—	—	34.8
Interest expense	32.6	—	—	32.6
Depreciation and amortization	38.6	—	—	38.6
Share-based compensation expense	26.1	3.8	—	29.9
Segment pretax income (loss)	207.5	74.5	(12.0)	270.0

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 2012

	Western Region Operations	Government Contracts	Divested Operations and Services	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,459.1	$689.1	$—	$—	$11,148.2
Intersegment revenues	11.0	—	—	(11.0)	—
Net investment income	82.4	—	—	—	82.4
Administrative services fees and other income	18.0	—	—	—	18.0
Divested operations and services revenue	—	—	40.5	—	40.5
Interest expense	33.2	—	—	—	33.2
Depreciation and amortization	31.1	—	—	—	31.1
Share-based compensation expense	24.1	4.2	0.6	—	28.9
Segment pretax income (loss)	29.2	89.9	(45.4)	(42.0)	31.7
Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Commercial premium revenue	$5,443.1	$5,175.4	5,705.5
Medicare premium revenue	3,044.3	2,771.4	2,790.5
Medicaid premium revenue	4,755.9	2,430.3	1,963.1
Dual Eligibles premium revenue	117.9	—	—
Total health plan services premiums	$13,361.2	$10,377.1	$10,459.1

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Reserves for Claims and Other Settlements
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2014, 2013 and 2012.

	Health Plan Services Year Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Reserve for claims (a), beginning of period	$807.4	$808.7	$720.8
Incurred claims related to:
Current year (f)	5,613.0	4,666.0	4,950.9
Prior years (c)	(14.6)	(56.2)	34.5
Total incurred (b)	5,598.4	4,609.8	4,985.4
Paid claims related to:
Current year	4,443.2	3,872.5	4,156.6
Prior years	776.3	738.6	740.9
Total paid (b)	5,219.5	4,611.1	4,897.5
Reserve for claims (a), end of period	1,186.3	807.4	808.7
Add:
Claims and claims-related payable (d)	175.4	67.0	91.6
Other (e)	534.3	109.7	137.7
Reserves for claims and other settlements, end of period	$1,896.0	$984.1	$1,038.0

__________

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.

(b)	Includes medical claims only. Capitation, pharmacy and other payments (including, for example, provider settlements) are not included.

(c)
This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. Negative amounts in this line represent favorable development in estimated prior years’ health care costs. Positive amounts in this line represent unfavorable development in estimated prior years’ health care costs. The net favorable development related to prior years that was recorded in the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. The favorable development related to prior years that was recorded in the year ended December 31, 2013 resulted from claims being settled for amounts less than originally estimated. In 2013, this was primarily due to the absence of moderately adverse conditions. The favorable developments related to prior years that were recorded in 2014 and 2013 do not directly correspond to an increase in our operating results for those periods because any favorable prior period reserve development increases current period net income only to the extent that the current period provision for adverse deviation (see footnote (f)) is less than the benefit recognized from the prior period favorable development. The unfavorable development in estimated prior years' health care costs for 2012 primarily resulted from significant delays in claims submissions for the fourth quarter of 2011 arising from issues related to a new billing format required by HIPAA combined with an unanticipated flattening of commercial trends. See Note 2 under the heading "Health Plan Services Health Care Cost" for more information.

(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.

(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.
(f) Our IBNR estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. Such amounts were $77.7 million,

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$53.4 million and $53.4 million as of December 31, 2014, 2013 and 2012, respectively; the increase in the provision for adverse deviation from December 31, 2013 to December 31, 2014 was primarily driven by growth in our new products offered or programs administered under the ACA.
The following table shows the Company’s health plan services expenses for the years ended December 31:

	Health Plan Services
	2014	2013	2012
	(Dollars in millions)
Total incurred fee for service claims	$5,598.4	$4,609.8	$4,985.4
Capitated expenses and shared risk	4,256.8	3,108.0	3,128.1
Pharmacy and other	1,452.6	1,168.7	1,202.8
Health plan services	$11,307.8	$8,886.5	$9,316.3
For the years ended December 31, 2014, 2013 and 2012, the Company’s capitated, shared risk, pharmacy and other expenses represented 50%, 48% and 46%, respectively, of the Company’s total health plan services.
Note 16—Quarterly Information (Unaudited)
The following interim financial information presents the 2014 and 2013 results of operations on a quarterly basis:
2014

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,038.9		$3,421.4		$3,789.9		$3,758.4
Health plan services costs	2,402.3		2,763.2		3,104.0		3,038.2
Government contracts costs	132.0		133.2		124.4		147.1
Income from continuing operations before income taxes	62.0	(1)	98.8	(2)	22.7	(4) (5)	16.3	(6) (7)
Net income (loss)	28.8	(1)	120.9	(2) (3)	(8.9)	(4) (5)	4.9	(6) (7)
Basic earnings (loss) per share	$0.36		$1.51		$(0.11)		$0.06
Diluted earnings (loss) per share (8)	$0.36		$1.49		$(0.11)		$0.06

__________
(1) Includes $36.3 million amortization of deferred costs of health insurer's fee and $22.5 million in other ACA fees.

(2)	Includes $37.8 million amortization of deferred costs of health insurer's fee and $22.5 million in other ACA fees.
(3) Includes tax benefit of $72.6 million, net of adjustments, as a result of a loss on the stock of one of our subsidiaries.
(4) Includes $84.7 million pretax asset impairment related to our assets held for sale in connection with the Cognizant Transaction and $21.1 million in pretax expenses primarily related to the Cognizant transaction.
(5) Includes $31.9 million amortization of deferred costs of health insurer's fee and $26.6 million in other ACA fees.
(6) Includes $3.8 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction and $68.3 million in pretax expenses primarily related to the Cognizant Transaction.
(7) Includes $35.4 million amortization of deferred costs of health insurer's fee and $25.8 million in other ACA fees.
(8) The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2013

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$2,797.0		$2,738.4		$2,775.0		$2,743.2
Health plan services costs	2,268.7		2,191.9		2,196.6		2,229.3
Government contracts costs	125.5		127.4		125.3		124.7
Income from continuing operations before income taxes	81.3		52.0		108.6		28.0
Net income	50.1	(1)	33.5	(2)	66.8	(3)	19.8
Basic earnings per share	$0.63		$0.42		$0.84		$0.25
Diluted earnings per share (4)	$0.62		$0.42		$0.83		$0.25

__________
(1) Includes $42.2 million of Medicaid premium revenue as a result of Medicaid/Medi-Cal retroactive rate adjustments related to 2011 and 2012.

(2)	Includes a $12.9 million in pretax costs related to continuing efforts to address scale issues.
(3) Includes $32.1 million of Medicaid premium revenue as a result of Medicaid/Medi-Cal retroactive rate adjustments for periods prior to 2013.
(4) The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Net investment (loss) income	$(125)	$1,316	$1,459
Other income	8	229	204
Administrative service fees	477,440	464,393	478,037
Total revenues	477,323	465,938	479,700
EXPENSES:
General and administrative	524,751	431,354	470,156
Depreciation and amortization	28,207	36,185	30,408
Interest	31,376	33,589	35,112
Asset Impairment	88,528	—	—
Total expenses	672,862	501,128	535,676
Loss from operations before income taxes and equity in net income of subsidiaries	(195,539)	(35,190)	(55,976)
Income tax benefit	53,011	13,014	5,633
Equity in net income (loss) of subsidiaries	288,157	192,302	172,406
Net income	$145,629	$170,126	$122,063

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$145,629	$170,126	$122,063
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	59,073	(78,217)	65,462
Less: Reclassification adjustments for gains included in earnings	(2,710)	(23,975)	(36,680)
Unrealized gains (losses) on investments available-for-sale, net	56,363	(102,192)	28,782
Defined benefit pension plans:
Prior service cost arising during the period	—	607	—
Net (loss) gain arising during the period	(11,893)	7,294	(646)
Less: Amortization of prior service cost and net loss included in net periodic pension cost	600	2,572	4,152
Defined benefit pension plans, net	(11,293)	10,473	3,506
Other comprehensive income (loss), before tax	45,070	(91,719)	32,288
Income tax expense (benefit) related to components of other comprehensive income	15,464	(31,868)	21,936
Other comprehensive income (loss), net of tax	29,606	(59,851)	10,352
Comprehensive income	$175,235	$110,275	$132,415

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$61,212	$131,350
Investments—available for sale	—	78,242
Other assets	36,740	30,965
Deferred taxes	11,538	16,158
Assets held for sale	50,000	—
Due from subsidiaries	128,967	177,957
Total current assets	288,457	434,672
Property and equipment, net	53,016	162,679
Goodwill	312,732	319,732
Other intangible assets, net	573	1,198
Investment in subsidiaries	3,060,191	2,608,631
Deferred taxes	36,453	6,523
Other assets	70,760	71,661
Total Assets	$3,822,182	$3,605,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$284,654	$237,555
Deferred taxes	34,684	—
Other liabilities	130,580	100,755
Total current liabilities	449,918	338,310
Intercompany notes payable—long term	1,047,947	977,233
Long term debt	499,504	499,300
Other liabilities	115,591	161,442
Total Liabilities	2,112,960	1,976,285
Commitments and contingencies
Stockholders’ Equity:
Common stock	153	150
Additional paid-in capital	1,444,705	1,377,624
Treasury common stock, at cost	(2,341,652)	(2,179,744)
Retained earnings	2,609,277	2,463,648
Accumulated other comprehensive income	(3,261)	(32,867)
Total Stockholders’ Equity	1,709,222	1,628,811
Total Liabilities and Stockholders’ Equity	$3,822,182	$3,605,096

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$153,063	$111,385	$165,141
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	81,263	6,060	—
Maturities of investments	1,512	877	—
Purchases of investments	(3,032)	(6,841)	—
Purchases of property and equipment	(62,491)	(53,632)	(68,116)
Notes receivable due from subsidiaries	—	—	7,000
Capital contributions returned to Parent	—	2,300	1,500
Capital contributions to subsidiaries	(188,000)	(7,500)	(17,560)
Sales (purchases) of restricted investments and other	—	161	876
Net cash used in investing activities	(170,748)	(58,575)	(76,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in checks outstanding, net of deposits	(46)	5	(44)
Excess tax benefit on share-based compensation	1,701	287	3,222
Net borrowings from subsidiaries	70,714	39,487	(9,103)
Proceeds from exercise of stock options and employee stock purchases	27,727	10,762	16,941
Proceeds from issuance of notes and other financing arrangements	—	345,000	110,000
Repayment of debt under financing arrangements	—	(345,000)	(122,500)
Repurchase of common stock	(152,549)	(77,810)	(69,496)
Net cash used in financing activities	(52,453)	(27,269)	(70,980)
Net (decrease) increase in cash and cash equivalents	(70,138)	25,541	17,861
Cash and cash equivalents, beginning of period	131,350	105,809	87,948
Cash and cash equivalents, end of period	$61,212	$131,350	$105,809
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$29,670	$30,789	$31,134
Income taxes paid	83,499	80,119	5,001

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
Note 2—Subsidiary Transactions
Dividends from Subsidiaries
HNT received cash dividends from its subsidiaries in the amounts of $61,750,000, $46,519,000 and $140,000,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

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

†*10.2	Transition Services, Separation Agreement and Release of All Claims, dated as of October 20, 2014, by and between Health Net, Inc. and Angelee F. Bouchard, a copy of which is filed herewith.

*10.3
Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Joseph C. Capezza (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.4
Consulting Services Agreement, dated as of September 3, 2014, by and between Health Net, Inc. and Joseph C. Capezza (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.5
Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

†*10.6	Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Juanell Hefner, a copy of which is filed herewith.

†*10.7	Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Scott D. Law, a copy of which is filed herewith.

*10.8
Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.9	Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steven Sell, a copy of which is filed herewith.

†*10.10	Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steve Tough, a copy of which is filed herewith.

*10.11
Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.12
Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 18, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12718) and incorporated herein by reference).

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

*10.23
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

†*10.25	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc., a copy of which is filed herewith.

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

*10.34
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.35
Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

*10.36
Amendment Number One to the Health Net, Inc. Deferred Compensation Plan (As Amended and Restated effective January 1, 2010) (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.37
Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.38
Amendment Number One to the Health Net, Inc. Deferred Compensation Plan for Directors (As Amended and Restated effective December 1, 2009) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.39
Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.40
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

*10.42
Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.43
Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.44
Amendment No. 3 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.45
Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.46
Amendment Number One to the Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.47
Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.48
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

*10.50
Amendment No. 3 to the Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.51
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

*10.53
Amendment No. 2 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.54
Amendment No. 3 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.55
Amendment No. 4 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

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

*10.59
2013 Restatement of the Health Net, Inc. 401(k) Savings Plan (effective January 1, 2013) (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

†*10.60	First Amendment to the Health Net, Inc. 401(k) Savings Plan (as amended and restated effective January 1, 2013), a copy of which is filed herewith.

*10.61
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

*10.66
Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

^10.67
Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.68
Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.69
Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.70
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

^10.72
Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 (File No. 1-12718) and incorporated herein by reference).

^10.73
Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.74
Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.75
Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

10.76
Amendment No. 3 to Master Services Agreement, dated August 9, 2012, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12718) and incorporated herein by reference).

^10.77
Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12718) and incorporated herein by reference).

^†10.78	Amendment No. 5 to the Master Services Agreement, dated as of November 2, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation, a copy of which is filed herewith.

10.79
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

+^†10.80	Asset Purchase Agreement, dated November 2, 2014, by and between Health Net, Inc. and Cognizant Healthcare Services, LLC, a copy of which is filed herewith.

P^†10.81	Amended and Restated Master Services Agreement, dated as of November 21, 2014, by and between Cognizant Healthcare Services, LLC and Health Net, Inc.

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc., a copy of which is filed herewith.

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, a copy of which is filed herewith.

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

†32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

Exhibit Number	Description

101
The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (3) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (6) Notes to Consolidated Financial Statements.

__________

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

†	A copy of the exhibit is being filed with this Annual Report on Form 10-K.

^
Portions of this exhibit have been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, that has been submitted separately to the Securities and Exchange Commission.

+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

P	This exhibit has been filed in paper format on Form TH under cover of Form SE in accordance with Rule 201 of Reg. S-T.