Form 10-K/A
period 2014-12-31
HEALTH NET INC
filed 2015-03-02
CIK 916085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Documents Incorporated By Reference

The information called for by Part III is incorporates by reference certain information from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2014.

EXPLANATORY NOTE

Health Net, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission on February 27, 2015 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to add an electronic copy of Exhibit 10.81 (the “Exhibit”) which was previously filed in paper format pursuant to a temporary hardship exemption under Rule 201 of Regulation S-T.

Except for the addition of an electronic copy of the Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-K. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and, except for the addition of an electronic copy of the Exhibit, does not modify or update in any way any disclosures made in the Form 10-K. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date: March 2, 2015	By:	/s/ James E. Woys
James E. Woys
Executive Vice President, Chief Financial and Operating Officer, and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date: March 2, 2015	By:	/s/ Marie Montgomery
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

+^2.1	Stock Purchase Agreement, dated as of July 20, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and solely with respect to section 8.16 thereof, UnitedHealth Group Incorporated (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

^2.2	Restated Amendment No. 1 to Stock Purchase Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of the Northeast, Inc., Oxford Health Plans, LLC and UnitedHealth Group Incorporated (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

+2.3	Asset Purchase Agreement, dated as of January 6, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company (filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

+2.4	Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12718) and incorporated herein by reference).

3.1	Seventh Amended and Restated Certificate of Incorporation of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12718) and incorporated herein by reference).

3.2	Eleventh Amended and Restated Bylaws of Health Net, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2014 (File No. 1-12718) and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 8 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 3) on July 26, 2004 (File No. 1-12718) and incorporated herein by reference).

4.2	Rights Agreement, dated as of July 27, 2006, by and between Heath Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2006 (File No. 1-12718) and incorporated herein by reference).

4.3	Indenture, dated as of May 18, 2007, by and between Health Net, Inc. as issuer, and The Bank of New York Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.4	Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

4.5	Officer’s Certificate, dated May 31, 2007, establishing the terms and form of the Company’s $100,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2007 (File No. 1-12718) and incorporated herein by reference).

*10.1	Amended and Restated Employment Agreement, dated as of December 14, 2009, by and between Health Net, Inc. and Angelee F. Bouchard (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

†*10.2	Transition Services, Separation Agreement and Release of All Claims, dated as of October 20, 2014, by and between Health Net, Inc. and Angelee F. Bouchard.

*10.3	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Joseph C. Capezza (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.4	Consulting Services Agreement, dated as of September 3, 2014, by and between Health Net, Inc. and Joseph C. Capezza (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.5	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Jay M. Gellert (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.6	Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Juanell Hefner.

†*10.7	Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Scott D. Law.

*10.8	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and Karin Mayhew (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

†*10.9	Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steven Sell.

†*10.10	Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steve Tough.

*10.11	Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.12	Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, as amended and restated on July 18, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.13	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.14	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

*10.15	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.16	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.17	Form of Nonqualified Stock Option Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.18	Form of Nonqualified Stock Option Agreement utilized for Tier 1, 2 and 3 officers of Health Net, Inc. (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.19	Form of Nonqualified Stock Option Agreement utilized for Tier 1 officers of Health Net, Inc. (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-12718) and incorporated herein by reference).

*10.20	Form of Nonqualified Stock Option Agreement utilized for Tier 2 officers of Health Net, Inc. under the Health Net, Inc. 1998 Stock Option Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.21	Form of Nonqualified Stock Option Agreement utilized for Tier 3 officers of Health Net, Inc. under the Health Net, Inc. 1998 Stock Option Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12718) and incorporated herein by reference).

*10.22	Form of Restricted Stock Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.23	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.24	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

†*10.25	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc.

*10.26	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.27	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.28	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan, as amended (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 File No. 1-12718 and incorporated herein by reference).

*10.29	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.30	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.31	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.32	Form of Nonqualified Stock Option Agreement utilized for non-employee directors under the Health Net, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.33	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. (filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.34	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.35	Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

*10.36	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan (As Amended and Restated effective January 1, 2010) (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.37	Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.38	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan for Directors (As Amended and Restated effective December 1, 2009) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.39	Foundation Health Systems, Inc. Deferred Compensation Plan Trust Agreement effective September 1, 1998 between Foundation Health Systems, Inc. and Union Bank of California (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-12718) and incorporated herein by reference).

*10.40	Amendment Number One to the Health Net, Inc. Deferred Compensation Plan Trust Agreement between Health Net, Inc. and Union Bank of California, adopted January 1, 2001 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

*10.41	Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.42	Amendment No. 1 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.43	Amendment No. 2 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.44	Amendment No. 3 to Foundation Health Systems, Inc. Amended and Restated 1998 Stock Option Plan (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.45	Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12718) and incorporated herein by reference).

*10.46	Amendment Number One to the Foundation Health Systems, Inc. Third Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.47	Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005 (File No. 1-12718) and incorporated herein by reference).

*10.48	Amendment No. 1 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.49	Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.50	Amendment No. 3 to the Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.51	Health Net, Inc. 2006 Long-Term Incentive Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2006 (File No. 1-12718) and incorporated herein by reference).

*10.52	Amendment No. 1 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.53	Amendment No. 2 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on April 8, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.54	Amendment No. 3 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.55	Amendment No. 4 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

*10.56	Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.57	Amendment No. 1 to the Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.58	Addendum A to the Health Net, Inc. Management Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.59	2013 Restatement of the Health Net, Inc. 401(k) Savings Plan (effective January 1, 2013) (filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

†*10.60	First Amendment to the Health Net, Inc. 401(k) Savings Plan (as amended and restated effective January 1, 2013).

*10.61	Health Net, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.62	Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.99 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.63	Amendment Number One Through Three to the Amended and Restated Deferred Compensation Plan of Foundation Health Corporation (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-12718) and incorporated herein by reference).

*10.64	Foundation Health Corporation Executive Retiree Medical Plan, as amended and restated effective April 25, 1995 (filed as Exhibit 10.101 to Foundation Health Corporation’s Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-10540) and incorporated herein by reference).

*10.65	Form of Amended and Restated Indemnification Agreement for directors and executive officers of Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.66	Health Net, Inc. Compensation Recovery Policy (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2010 (File No. 1-12718) and incorporated herein by reference).

^10.67	Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^10.68	Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.69	Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.70	Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.71	Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.72	Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 (File No. 1-12718) and incorporated herein by reference).

^10.73	Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.74	Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.75	Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

10.76	Amendment No. 3 to Master Services Agreement, dated August 9, 2012, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12718) and incorporated herein by reference).

^10.77	Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^†10.78	Amendment No. 5 to the Master Services Agreement, dated as of November 2, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation.

10.79	Transitional Trademark License Agreement, effective as of December 11, 2009, by and among Health Net, Inc., Health Net of Connecticut, Inc., Health Net of New York, Inc., Health Net Insurance of New York, Inc., FOHP, Inc., Health Net of New Jersey, Inc. and Health Net Services (Bermuda) Ltd. (filed as Exhibit 10.107 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

+^†10.80	Asset Purchase Agreement, dated November 2, 2014, by and between Health Net, Inc. and Cognizant Healthcare Services, LLC.

#^10.81	Amended and Restated Master Services Agreement, dated as of November 21, 2014, by and between Cognizant Healthcare Services, LLC and Health Net, Inc., a copy of which is filed herewith.

†11	Statement relative to computation of per share earnings of the Company (included in Note 2 to the consolidated financial statements included as part of this Annual Report on Form 10-K).

†21	Subsidiaries of Health Net, Inc..

†23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

#31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

#31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.

##32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (3) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (4) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (6) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
#	Filed herewith.
†	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “2014 10-K”).
##	Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s 2014 10-K.
^	Portions of this exhibit have been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, that has been submitted separately to the SEC.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.