Form 10-Q
period 2015-03-31
HEALTH NET INC
filed 2015-05-05
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares outstanding of the registrant’s Common Stock as of April 29, 2015 was 77,137,532 (excluding 76,436,083 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
 (Unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Health plan services premiums	$3,720,800	$2,881,345
Government contracts	154,714	144,090
Net investment income	13,241	11,102
Administrative services fees and other income	1,141	2,398
Total revenues	3,889,896	3,038,935
Expenses
Health plan services (excluding depreciation and amortization)	3,142,863	2,402,342
Government contracts	142,540	131,974
General and administrative	453,848	361,023
Selling	68,696	64,152
Depreciation and amortization	4,307	9,663
Interest	8,049	7,821
Asset impairment	1,884	—
Total expenses	3,822,187	2,976,975
Income from operations before income taxes	67,709	61,960
Income tax provision	37,721	33,173
Net income	$29,988	$28,787
Net income per share:
Basic	$0.39	$0.36
Diluted	$0.38	$0.36
Weighted average shares outstanding:
Basic	77,085	79,802
Diluted	78,370	80,922
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income	$29,988	$28,787
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains arising during the period	16,282	28,388
Less: Reclassification adjustments for gains included in earnings	(605)	(308)
Unrealized gains on investments available-for-sale, net	15,677	28,080
Defined benefit pension plans:
Prior service cost arising during the period	—	—
Net loss arising during the period	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	640	150
Defined benefit pension plans, net	640	150
Other comprehensive income before tax	16,317	28,230
Income tax expense related to components of other comprehensive income	5,758	9,873
Other comprehensive income, net of tax	10,559	18,357
Comprehensive income	$40,547	$47,144

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,018,353	$869,133
Investments-available-for-sale (amortized cost: 2015-$2,490,857, 2014-$1,777,404)	2,520,429	1,791,060
Premiums receivable, net of allowance for doubtful accounts (2015-$2,504, 2014-$1,671)	299,286	951,935
Amounts receivable under government contracts	229,227	150,546
Other receivables	367,135	424,910
Deferred taxes	55,529	57,911
Assets held for sale	50,000	50,000
Other assets	348,240	220,122
Total current assets	4,888,199	4,515,617
Property and equipment, net	84,095	84,328
Goodwill	558,886	558,886
Other intangible assets, net	11,119	11,822
Deferred taxes	42,449	33,081
Investments-available-for-sale-noncurrent (amortized cost: 2015-$7,471, 2014-$5,474)	6,328	4,570
Other noncurrent assets	288,954	187,630
Total Assets	$5,880,030	$5,395,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,913,778	$1,896,035
Health care and other costs payable under government contracts	80,831	71,988
Unearned premiums	160,597	96,106
Accounts payable and other liabilities	1,180,454	880,374
Total current liabilities	3,335,660	2,944,503
Senior notes payable	399,556	399,504
Borrowings under revolving credit facility	195,000	100,000
Other noncurrent liabilities	290,714	242,705
Total Liabilities	4,220,930	3,686,712
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2015- 153,483 shares; 2014-152,451 shares)	154	153
Additional paid-in capital	1,465,793	1,444,705
Treasury common stock, at cost (2015-76,434 shares of common stock; 2014-74,378 shares of common stock)	(2,453,410)	(2,341,652)
Retained earnings	2,639,265	2,609,277
Accumulated other comprehensive income (loss)	7,298	(3,261)
Total Stockholders’ Equity	1,659,100	1,709,222
Total Liabilities and Stockholders’ Equity	$5,880,030	$5,395,934
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						28,787		28,787
Other comprehensive income							18,357	18,357
Exercise of stock options and vesting of restricted stock units	1,218	2	10,246					10,248
Share-based compensation expense			9,164					9,164
Tax benefit related to equity compensation plans			928					928
Repurchases of common stock				(538)	(17,794)			(17,794)
Balance as of March 31, 2014	151,442	$152	$1,397,962	(71,242)	$(2,197,538)	$2,492,435	$(14,510)	$1,678,501
Balance as of January 1, 2015	152,451	$153	$1,444,705	(74,378)	$(2,341,652)	$2,609,277	$(3,261)	$1,709,222
Net income						29,988		29,988
Other comprehensive income							10,559	10,559
Exercise of stock options and vesting of restricted stock units	1,032	1	11,031					11,032
Share-based compensation expense			6,668					6,668
Tax benefit related to equity compensation plans			3,389					3,389
Repurchases of common stock				(2,056)	(111,758)			(111,758)
Balance as of March 31, 2015	153,483	$154	$1,465,793	(76,434)	$(2,453,410)	$2,639,265	$7,298	$1,659,100
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,988	$28,787
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	4,307	9,663
Asset impairment charges	1,884	—
Share-based compensation expense	6,668	9,164
Deferred income taxes	(12,735)	18,129
Excess tax benefit on share-based compensation	(3,537)	(997)
Net realized (gain) loss on investments	(605)	(308)
Other changes	8,210	9,562
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	717,140	(16,588)
Other current assets, receivables and noncurrent assets	(187,633)	(147,387)
Amounts receivable/payable under government contracts	(48,831)	34,089
Reserves for claims and other settlements	17,743	167,883
Accounts payable and other liabilities	328,019	199,461
Net cash provided by operating activities	860,618	311,458
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	93,476	66,499
Maturities of investments	29,061	24,469
Purchases of investments	(796,719)	(125,564)
Purchases of property and equipment	(9,221)	(17,437)
Sales (purchases) of restricted investments and other	(6,898)	3,537
Net cash used in investing activities	(690,301)	(48,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	9,691	3,746
Excess tax benefit on share-based compensation	3,537	997
Repurchases of common stock	(111,680)	(11,292)
Borrowings under financing arrangements	130,000	—
Repayment of borrowings under financing arrangements	(35,000)	—
Net increase (decrease) in checks outstanding, net of deposits	—	713
Customer funds administered	(17,645)	46,743
Net cash (used in) provided by financing activities	(21,097)	40,907
Net increase in cash and cash equivalents	149,220	303,869
Cash and cash equivalents, beginning of period	869,133	433,155
Cash and cash equivalents, end of period	$1,018,353	$737,024
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,212	$968
Income taxes paid	3,936	338
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
Health Net, Inc. prepared the accompanying unaudited consolidated financial statements following the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries. As permitted under those rules and regulations, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted if they substantially duplicate the disclosures contained in the annual audited financial statements. The accompanying unaudited consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Form 10-K").
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The transaction, including the related asset sale, is subject to receipt of required regulatory approvals. As of March 31, 2015 and December 31, 2014, respectively, we have classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale. See Note 3 for additional information about our agreement with Cognizant and the assets held for sale.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of March 31, 2015 and December 31, 2014. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment changes are recorded through other comprehensive income. During the three months ended March 31, 2015 and 2014, respectively, no losses were recognized from other-than-temporary impairments.

Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $426.5 million and $437.0 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the fair value of our variable-rate borrowings under our revolving credit facility was $195.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, PPO, EPO and POS premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients and revenue under our dual eligible members who are participating in the California Coordinated Care Initiative (the "CCI"). Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0 for the three months ended March 31, 2015 and 2014, respectively. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the state Medicaid program in California ("Medi-Cal") from January 1, 2014 to June 30, 2015. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. As of March 31, 2015 and December 31, 2014, we have accrued $264.0 million and $200.6 million, respectively, in MLR rebates with respect to this population payable to DHCS. Accordingly, for the three months ended March 31, 2015, we reduced health plan services premium revenue by $63.4 million. No MLR rebates were recorded in the three months ended March 31, 2014. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced health plan services premium revenue by $15.8 million for the three months ended March 31, 2015 and by $1.4 million for the three months ended March 31, 2014. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other noncurrent assets as of March 31, 2015 and December 31, 2014 was $0 and $2.3 million, respectively, and the profit corridor payable balance included in accounts payable and other liabilities as of March 31, 2015 and December 31, 2014 was $12.9 million and $27.0 million, respectively. The profit corridor payable balance included in other noncurrent liabilities as of March 31, 2015 was $3.8 million and $0 as of December 31, 2014. In the three months ended March 31, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $23.8 million in connection with the profit corridor payable from our capitation payment. In addition, certain provisions of the ACA became effective January 1, 2014, including an annual insurance industry premium-based assessment and the establishment of federally facilitated, state and federal partnership or state-based health insurance exchanges coupled with premium stabilization programs. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
Our Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services ("CMS"). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the three months ended March 31, 2015 decreased health plan services premium revenues by $5.4 million. The change in our estimate for the risk adjustment revenue related to prior years in the three months ended March 31, 2014 increased health plan services premium revenues by $15.6 million.
Our premiums from the Medi-Cal programs and other state-sponsored health programs are subject to certain retroactive premium adjustments based on expected and actual health care costs. For the three months ended March 31, 2015, retroactive premium adjustments for our Medi-Cal member risk reassignment for prior periods increased premium revenue by $27.2 million. For the three months ended March 31, 2014, retroactive premium adjustments for prior periods were not material.
In addition, our state-sponsored health care programs in California, including Medi-Cal, seniors and persons with disabilities ("SPD") programs, the dual eligibles demonstration portion of the California Coordinated Care Initiative that began in April 2014 and Medicaid expansion under federal health care reform that began in January 2014, are subject to retrospective premium adjustments based on certain risk sharing provisions included in our state-sponsored health plans rate settlement agreement described below. We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets.
On November 2, 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with the DHCS to settle historical rate disputes with respect to our participation in the Medi-Cal program, for rate years prior to the 2011–2012 rate year. As part of the Agreement, DHCS agreed, among other things, to (1) an extension of all of our Medi-Cal managed care contracts existing as of the date of the Agreement for an additional five years from their then existing expiration dates; (2) retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, which includes SPDs, Healthy Families, the dual eligibles demonstration portion of the CCI that began in 2014 and Medi-Cal expansion populations that also began in 2014 (our “state-sponsored health care programs”), which are tracked in a settlement account as discussed in more detail below; and (3) compensate us should DHCS terminate any of our state-sponsored health care programs contracts early.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of March 31, 2015, we had calculated a surplus of $83.8 million. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of March 31, 2015 in connection with the Agreement. As of December 31, 2014, we had calculated a surplus of $53.4 million under the Agreement and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on December 31, 2014. For the three months ended March 31, 2014, our health plan services premium revenue was reduced by $12.9 million, as a result of the change in the deficit calculated during the three months ended March 31, 2014.

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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or changes in the speed of adjudication and settlement of claims, variability in claims inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three months ended March 31, 2015, we had $85.3 million in net favorable reserve developments related to prior years. The amount for the three months ended March 31, 2015 consisted of $20.6 million in favorable prior year development and a release of $64.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $20.6 million favorable developments for the three months ended March 31, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of March 31, 2015 and December 31, 2014 was $73.5 million and $77.7 million, respectively. For the three months ended March 31, 2014, we had $22.9 million in net favorable reserve developments related to prior years. The amount for the three months ended March 31, 2014 consisted of $23.0 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $45.9 million of the provision for adverse deviation held at December 31, 2013. We believe the $23.0 million unfavorable development was due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. For the three months ended March 31, 2015, the reserve development related to prior years, when considered together with the provision for adverse deviation recorded as of March 31, 2015, did not have a material impact on our operating results or financial condition.
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
Government Contracts
On April 1, 2011, we began delivery of administrative services under our Managed Care Support Contract (the "T-3 contract") for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the U.S. Department of Defense ("Department of Defense" or "DoD") exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the DoD's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If all three one-year option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract, with health care delivery commencing on April 1, 2017. All proposals are due on June 23, 2015.
Revenues and expenses associated with the T-3 contract are reported as part of Government Contracts revenues and Government Contracts expenses in the consolidated statements of operations and included in the Government Contracts reportable segment.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for approximately 97% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Furthermore, our Medicaid revenue is derived in California through our contracts with the DHCS, and in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS").The DHCS is a significant customer of our Western Region Operations reportable segment.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.
Our accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows:

(Dollars in millions)	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive (loss) income before reclassifications	18.5	—	18.5
Amounts reclassified from accumulated other comprehensive income (loss)	(0.2)	0.1	(0.1)
Other comprehensive income for the three months ended March 31, 2014	18.3	0.1	18.4
Balance as of March 31, 2014	$(10.0)	$(4.5)	$(14.5)

Balance as of January 1, 2015	$8.2	$(11.5)	$(3.3)
Other comprehensive income (loss) before reclassifications	10.6	—	10.6
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	0.4	—
Other comprehensive income for the three months ended March 31, 2015	10.2	0.4	10.6
Balance as of March 31, 2015	$18.4	$(11.1)	$7.3

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Affected line item in the Consolidated Statements of Operations
	2015	2014
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$0.6	$0.3	Net investment income
	0.6	0.3	Total before tax
	0.2	0.1	Tax expense
	0.4	0.2	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	(0.1)	(a)
Actuarial gains (losses)	(0.5)	(0.1)	(a)
	(0.6)	(0.2)	Total before tax
	(0.2)	(0.1)	Tax benefit
	(0.4)	(0.1)	Net of tax

Total reclassifications for the period	$—	$0.1	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three months ended March 31, 2015 and 2014, respectively, 1,285,000 shares and 1,120,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three months ended March 31, 2015 and 2014, respectively, an aggregate of 26,000 shares and 961,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, which when taken together with the remaining authorization at that time, brought our total authorization up to $400 million. As of December 31, 2014 and March 31, 2015, the remaining authorization under our stock repurchase program was $400.0 million and $306.2 million, respectively. See Note 6 for more information regarding our stock repurchase program.
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

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2014	$558.9	$558.9
Balance as of March 31, 2015	$558.9	$558.9
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
The ratio of the fair value of our Western Region Operations reporting unit to its carrying value was approximately 224% and 190% as of September 30, 2014 and June 30, 2014, respectively.
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of March 31, 2015:
Provider networks	$41.5	$(37.2)	$4.3	18.9
Customer relationships and other	29.5	(22.7)	6.8	11.1
	$71.0	$(59.9)	$11.1

As of December 31, 2014:
Provider networks	$41.5	$(36.9)	$4.6	18.9
Customer relationships and other	29.5	(22.3)	7.2	11.1
	$71.0	$(59.2)	$11.8

Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2015	$2.8
2016	2.2
2017	2.2
2018	2.1
2019	0.9
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of March 31, 2015 and December 31, 2014, the restricted cash and cash equivalents balances totaled $0.5 million and $0.2 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $29.8 million and $24.0 million as of March 31, 2015 and December 31, 2014, respectively, and are included in investments available-for-sale.
Accounting for Certain Provisions of the ACA
Premium-based Fee on Health Insurers
The ACA mandated significant reforms to various aspects of the U.S. health insurance industry. Among other things, the ACA imposes an annual premium-based fee on health insurers (the "health insurer fee") for each calendar year beginning on or after January 1, 2014 which is not deductible for federal income tax purposes and in many state jurisdictions. The health insurer fee is levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We are required to estimate a liability for our portion of the health insurer fee and record it in full once qualifying insurance coverage is provided in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized ratably to expense over the calendar year that it is payable.
We expect to pay the federal government approximately $231.3 million in September 2015 for our portion of the 2015 health insurer fee based on 2014 premiums in accordance with the ACA. We have recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. In September 2014, we paid the federal government $141.4 million for our portion of the health insurer fee based on 2013 premiums. Our general and administrative expense for the three months ended March 31, 2015 and 2014 includes amortization of the deferred cost of $57.8 million and $36.3 million, respectively. The remaining deferred cost asset was approximately $173.5 million as of March 31, 2015 and $0 as of December 31, 2014.
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
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income and recorded $9.1 million and $17.2 million for the three months ended March 31, 2015 and 2014, respectively. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue and recorded $3.6 million and $0 for the three months ended March 31, 2015 and 2014, respectively. We account for any recoveries as contra-health plan services expense in our consolidated statements of income and recorded $39.4 million and $33.1 million for the three months ended March 31, 2015 and 2014, respectively. Reinsurance assessments and recoveries are classified as current or long-term receivable or payable based on the timing of expected settlement.
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
The following table presents the assets and liabilities related to the 3Rs as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Other receivables:	(Dollars in millions)
Reinsurance	$238.0	$234.0
Risk adjustment	36.5	81.0

Other noncurrent assets:
Reinsurance	35.4	—
Risk adjustment	15.0	—
Risk corridor	143.4	90.4

Accounts payable and other liabilities:
Risk adjustment	150.0	153.4

Other noncurrent liabilities:
Risk adjustment	46.0	—
Risk corridor	—	3.6

Net Receivable (Payable) Balance:
Risk adjustment	$(144.5)	$(72.4)
Risk corridor	143.4	86.8
Reinsurance	273.4	234.0

The following table presents the changes in our balances related to the 3Rs during the three months ended March 31, 2015:

	Net Receivable/(Payable) Balance as of December 31, 2014	Change in Estimates Related to Prior period	Current Estimates	Total Estimates for the Three Months Ended March 31, 2015	Net Receivable/(Payable) Balance as of March 31, 2015
		(Dollars in millions)
Risk adjustment	$(72.4)	$(41.1)	$(31.0)	$(72.1)	$(144.5)
Risk corridor	86.8	25.7	30.9	56.6	143.4

Reinsurance	234.0	4.0	35.4	39.4	273.4

The change in estimates related to the prior period reduced our pretax income by $11.4 million for three months ended March 31, 2015.

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
Recently Issued Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest—Imputation of Interest" (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 changes the presentation of debt issuance costs from an asset to a direct reduction of the related debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 will become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect this new guidance to have a material effect on our results of operations, financial condition, or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software" (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). This ASU helps entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 will become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions either prospectively to all arrangements entered into or materially modified, or retrospectively. We do not expect this new guidance to have a material effect on our results of operations, financial condition, or cash flows.

3. ASSETS HELD FOR SALE
On November 2, 2014, we signed a definitive seven-year master services agreement with Cognizant to provide consulting, technology and administrative services to us in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services and non-clinical medical management support. In addition, we have entered into an asset purchase agreement with Cognizant for the sale of certain of our software system assets to Cognizant for $50 million. The transaction, including the related asset purchase (the "Cognizant Transaction"), is expected to close in mid-2015, subject to the receipt of required regulatory approvals.
We have determined that the sale of these software system assets constitutes a sale of a business as defined under GAAP, and the requirements to classify these software system assets as held-for-sale were met as of September 30, 2014. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Accordingly, we have classified $50.0 million in assets as assets held for sale as of December 31, 2014 and March 31, 2015. The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale during the year ended December 31, 2014	Impairment Loss for the year ended December 31, 2014	Assets Held for Sale as of December 31, 2014	Assets Classified as Held for Sale during the three months ended March 31, 2015	Impairment Loss for the three months ended March 31, 2015	Assets Held for Sale as of March 31, 2015
Property and equipment, net	$130.2	$(80.2)	$50.0	$1.9	$(1.9)	$50.0
Goodwill allocated to sale of business	7.0	(7.0)	—	—	—	—
Assets held for sale	$137.2	$(87.2)	$50.0	$1.9	$ (1.9)	$50.0
In connection with the pending sale, we have assessed the recoverability of goodwill and our long-lived assets, including property and equipment. As a result, in the year ended December 31, 2014, we recorded $87.2 million in total asset impairments, including goodwill impairment of $7.0 million (see Note 2) and impairment of property and equipment of $80.2 million. In the three months ended March 31, 2015, we recorded $1.9 million in asset impairments for additional property and equipment classified as assets held for sale (see Note 8). Such property and equipment consist of software system assets.
4. SEGMENT INFORMATION
Our reportable segments are comprised of Western Region Operations and Government Contracts. Our Western Region Operations reportable segment includes the operations of our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiaries and certain operations of our behavioral health subsidiaries. These operations are conducted primarily in California, Arizona, Oregon and Washington. Our Government Contracts reportable segment includes government-sponsored managed care and administrative services contracts through the TRICARE program, the Department of Defense Military and Family Life Counseling program, the U.S. Department of Veterans Affairs Patient Centered Community Care program and certain other health care-related government contracts. In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that no changes to our reportable segments were necessary. See Note 3 for additional information regarding the Cognizant Transaction.
The financial results of our reportable segments are reviewed on a monthly basis by our chief operating decision maker ("CODM"). We continuously monitor our reportable segments to ensure they reflect how our CODM manages our company.
We evaluate performance and allocate resources based on segment pretax income and net income. Our assets are managed centrally and viewed by our CODM on a consolidated basis; therefore, they are not allocated to our segments and our segments are not evaluated for performance based on assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2), except that intersegment transactions are not eliminated.
We also have a Corporate/Other segment that is not a business operating segment. It is added to our reportable segments to provide a reconciliation to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income and net income because they are not managed within the segments and are not directly identified with a particular operating segment. Accordingly, these costs are not included in the performance evaluation of our reportable segments by our CODM. In addition, certain charges, including but not limited to those related to our continuing efforts to address scale issues as well as asset impairments, are reported as part of Corporate/Other.
Our segment information for the three months ended March 31, 2015 and 2014 are as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended March 31, 2015
Revenues from external sources	$3,735.2	$154.7	$—	$3,889.9
Intersegment revenues	3.4	—	(3.4)	—
Segment pretax income (loss)	102.0	13.0	(47.3)	67.7
Segment net income (loss)	50.7	7.6	(28.3)	30.0
Three months ended March 31, 2014
Revenues from external sources	$2,894.8	$144.1	$—	$3,038.9
Intersegment revenues	3.0	—	(3.0)	—
Segment pretax income (loss)	53.0	13.0	(4.0)	62.0
Segment net income (loss)	23.6	7.6	(2.4)	28.8

Our health plan services premium revenue by line of business for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
	(Dollars in millions)
Commercial premium revenue	$1,333.0	$1,264.2
Medicare premium revenue	768.9	755.2
Medicaid premium revenue	1,471.3	862.0
Dual Eligibles premium revenue	147.6	—
Total health plan services premiums	$3,720.8	$2,881.4
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
During the three months ended March 31, 2015 and 2014, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $6.3 million and $4.6 million as investments available-for-sale-noncurrent as of March 31, 2015 and December 31, 2014, respectively, because we did not intend to sell and we believed it may take longer than one year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$692.4	$5.1	$(1.0)	$696.5
U.S. government and agencies	29.7	—	—	29.7
Obligations of states and other political subdivisions	965.3	20.8	(2.3)	983.8
Corporate debt securities	803.4	8.5	(1.5)	810.4
	$2,490.8	$34.4	$(4.8)	$2,520.4
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	6.6	—	(0.9)	5.7
	$7.4	$—	$(1.1)	$6.3

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$437.2	$2.6	$(1.9)	$437.9
U.S. government and agencies	36.5	—	—	36.5
Obligations of states and other political subdivisions	716.7	17.2	(1.7)	732.2
Corporate debt securities	587.0	2.7	(5.3)	584.4
	$1,777.4	$22.5	$(8.9)	$1,791.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	4.7	—	(0.7)	4.0
	$5.5	$—	$(0.9)	$4.6

As of March 31, 2015, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$56.6	$56.7
Due after one year through five years	599.9	603.8
Due after five years through ten years	628.7	639.7
Due after ten years	513.2	523.7
Asset-backed securities	692.4	696.5
Total current investments available-for-sale	$2,490.8	$2,520.4

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	$0.2	$0.2
Due after five years through ten years	6.4	5.5
Asset-backed securities	0.8	0.6
Total noncurrent investments available-for-sale	$7.4	$6.3

Proceeds from sales of investments available-for-sale during the three months ended March 31, 2015 were $93.5 million. Gross realized gains and losses totaled $0.8 million and $0.2 million, respectively, for the three months ended March 31, 2015. Proceeds from sales of investments available-for-sale during the three months ended March 31, 2014 were $66.5 million. Gross realized gains and losses totaled $1.2 million and $0.9 million, respectively, for the three months ended March 31, 2014.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2015 and December 31, 2014. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities also may be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$205.4	$(0.6)	$45.5	$(0.4)	$250.9	$(1.0)
U.S. government and agencies	23.7	—	—	—	23.7	—
Obligations of states and other political subdivisions	203.6	(1.4)	28.9	(0.9)	232.5	(2.3)
Corporate debt securities	108.8	(1.1)	26.7	(0.4)	135.5	(1.5)
	$541.5	$(3.1)	$101.1	$(1.7)	$642.6	$(4.8)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through March 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.6	$(0.2)	$0.6	$(0.2)
Corporate debt securities	5.7	(0.9)	—	—	5.7	(0.9)
	$5.7	$(0.9)	$0.6	$(0.2)	$6.3	$(1.1)

The following table shows the number of our individual securities-current that have been in a continuous loss position through March 31, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	118	21	139
U.S. government and agencies	3	—	3
Obligations of states and other political subdivisions	129	16	145
Corporate debt securities	102	30	132
	352	67	419

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through March 31, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Corporate debt securities	10	—	10
	10	1	11

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
During the three months ended March 31, 2014, we made no share repurchases under our stock repurchase program. As of December 31, 2014, the remaining authorization under our stock repurchase program was $400.0 million. During the three months ended March 31, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2015 was $306.2 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2015, $195.0 million was outstanding under our revolving credit facility, and the maximum amount available for borrowing under the revolving credit facility was $398.5 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of March 31, 2015, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2015 and December 31, 2014, we had outstanding letters of credit of $6.5 million and $8.6 million, respectively, resulting in a maximum amount available for borrowing of $398.5 million and $491.4 million, respectively. As of March 31, 2015 and December 31, 2014, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007, we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2015, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.6 million as of March 31, 2015 and $399.5 million as of December 31, 2014.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of March 31, 2015:
Assets:
Cash and cash equivalents	$1,018.4	$—	$—	$—	$1,018.4
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$260.3	$—	$—	$260.3
Commercial mortgage-backed securities	—	209.1	0.6	—	209.7
Other asset-backed securities	—	227.1	—	—	227.1
U.S. government and agencies:
U.S. Treasury securities	29.7	—	—	—	29.7
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	983.8	—	—	983.8
Corporate debt securities	—	810.4	5.7	—	816.1
Total investments at fair value	$29.7	$2,490.7	$6.3	$—	$2,526.7
Embedded contractual derivative	—	—	—	9.5	9.5
Total assets at fair value	$1,048.1	$2,490.7	$6.3	$9.5	$3,554.6

As of March 31, 2015:	Level 3	Total
Liability:
Embedded contractual derivative	3.3	3.3
Total liability at fair value	3.3	3.3

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of December 31, 2014:
Assets:
Cash and cash equivalents	$869.1	$—	$—	$—	$869.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$210.9	$—	$—	$210.9
Commercial mortgage-backed securities	—	145.6	0.6	—	146.2
Other asset-backed securities	—	81.4	—	—	81.4
U.S. government and agencies:
U.S. Treasury securities	36.5	—	—	—	36.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	732.2	—	—	732.2
Corporate debt securities	—	584.4	4.0	—	588.4
Total investments at fair value	$36.5	$1,754.5	$4.6	$—	$1,795.6
Embedded contractual derivative	—	—	—	10.0	10.0
Total assets at fair value	$905.6	$1,754.5	$4.6	$10.0	$2,674.7

As of December 31, 2014:	Level 3	Total
Liability:
Embedded contractual derivative	$2.6	$2.6
Total liability at fair value	$2.6	$2.6
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three months ended March 31, 2015 and 2014. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.
The changes in the balances of Level 3 financial assets for the three months ended March 31, 2015 and 2014 were as follows (dollars in millions):

Three months ended March 31,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$10.0	$—	$10.0	$7.2	$62.9	$70.1
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	(0.5)	—	(0.5)	4.2	(12.9)	(8.7)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$9.5	$—	$9.5	$11.4	$50.0	$61.4
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial liability for the three months ended March 31, 2015 were as follows (dollars in millions):

Three months ended March 31, 2015
Embedded Contractual Derivative
Opening balance	$2.6
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses for the period:
Realized in net income	0.7
Unrealized in accumulated other comprehensive income	—
Purchases, issues, sales and settlements:
Purchases	—
Issues	—
Sales	—
Settlements	—
Closing balance	$3.3

We had no financial liabilities fair valued on a recurring basis as of March 31, 2014.
As of December 31, 2014, we classified certain assets as assets held for sale. These assets held for sale are carried at the lower of carrying value or fair value (see Note 2, under the heading "Goodwill and Other Intangibles," and Note 3 for additional information). The following table presents information about our assets classified as held for sale as of March 31, 2015 and December 31, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the three months ended March 31, 2015 and for the year ended December 31, 2014 (dollars in millions):

	Level 3	Total Asset Impairment for the Three Months Ended March 31, 2015	Level 3	Total Asset Impairment for the Year Ended December 31, 2014
	As of March 31, 2015		As of December 31, 2014
Property and equipment, net	$50.0	$1.9	$50.0	$80.2
Goodwill allocated to sale of business	—	—	—	7.0
Assets held for sale	$50.0	$1.9	$50.0	$87.2

We had no liabilities fair valued on a non-recurring basis during the three months ended March 31, 2015 and the year ended December 31, 2014.

The following tables present quantitative information about Level 3 Fair Value Measurements as of March 31, 2015 and December 31, 2014 (dollars in millions):

	Fair Value as of March 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$9.5	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	1.48%	—	2.76%	(2.13%)
			National Health Care Expenditures	-1.32%	—	7.96%	(3.81%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	1.79%	—	9.88%	(5.68%)
	$3.3		National Health Care Expenditures	-0.49%	—	8.84%	(4.38%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.08%	—	2.74%	(2.02%)
			National Health Care Expenditures	3.45%	—	4.14%	(3.80%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	0.79%	—	10.76%	(5.73%)
	$2.6		National Health Care Expenditures	0.64%	—	8.43%	(4.38%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)
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
The significant unobservable inputs used in the fair value measurement of our embedded contractual derivative are the estimated growth in Health Net health care expenditures and the estimated growth in national health care expenditures. Significant increases (decreases) in the estimated growth in Health Net health care expenditures or decreases (increases) in the estimated growth in national health expenditures would result in a significantly lower (higher) fair value measurement. The significant unobservable input used in the fair value measurement of our assets held for sale is our discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.
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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal. On December 17, 2014, a divided (2-1) Ninth Circuit panel affirmed the district court's decision denying our motion to compel arbitration. On January 14, 2015, we petitioned for rehearing en banc, and the Ninth Circuit denied the petition on February 9, 2015. On February 13, 2015, the Ninth Circuit granted our motion to stay the proceedings, and the proceedings will remain stayed until the final disposition by the U.S. Supreme Court of our petition for a writ of certiorari. The petition for writ of certiorari is due on June 10, 2015.
On March 28, 2014, the original Washington case was transferred to the Northern District of California to relate it to the two FLSA suits pending there. On April 11, 2014, we moved to stay the suit pending the Ninth Circuit appeal. We also filed two alternative motions seeking an order to either compel the case to arbitration or dismiss Plaintiffs’ class claims and California Labor Code section 226.8 claims. On June 3, 2014, the court granted our motion to stay, and denied the later alternative motions without prejudice to renewal after the stay is lifted. This suit will also remain stayed until the U.S. Supreme Court's disposition of our June 10, 2015 petition for writ of certiorari.
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
10. INCOME TAXES
The effective income tax rate from operations was 55.7% and 53.5% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, our effective income tax rate was impacted by the health insurer fee that became effective in 2014 under the ACA. The health insurer fee is not deductible for federal income tax purposes and in many state jurisdictions, and is effective for calendar years beginning after December 31, 2013. In September 2014, we paid the health insurer fee that was calculated based on 2013 premiums. The health insurer fee that is based on 2014 premiums will be due in September 2015. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Other items that caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the three months ended March 31, 2015 and 2014 included state income taxes, tax-exempt interest and non-deductible compensation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Form 10-K") and the other risks discussed in this Quarterly Report on Form 10-Q (this "Form 10-Q") and our other filings from time to time with the U.S. Securities and Exchange Commission ("SEC").
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations, together with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report, should be read in their entirety and in conjunction with our audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2014 and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K since they contain detailed information that is collectively important to understanding Health Net, Inc. and its subsidiaries’ results of operations and financial condition.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.0 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, dual eligible, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and U.S. Department of Veterans Affairs ("VA") programs. We also offer behavioral health, substance abuse and employee assistance programs and managed health care products related to prescription drugs.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries. As of March 31, 2015, we had approximately 3.2 million medical members in our Western Region Operations reportable segment.
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with this agreement, we have also entered into an asset purchase agreement pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant. The transaction, including the related asset sale (the "Cognizant Transaction"), is expected to close mid-2015, subject to the receipt of required regulatory approvals. In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that there were no changes to our reportable segments. See Note 3 to our consolidated financial statements under the heading “Assets Held for Sale” for additional information on the Cognizant Transaction.
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
We measure our Western Region Operations reportable segment profitability based on pretax income and net income. Pretax income is calculated as health plan services premiums and administrative services fees and other income less health plan services expense and G&A and other net expenses, including selling expenses. Net income is calculated as pretax income less income tax provision. See “—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Results” for a calculation of pretax income and net income.
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals, and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients (which includes retroactive and retrospective premium adjustments), and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Health plan services premiums also can include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. Health plan services premiums also includes our revenues from the California Coordinated Care Initiative (the "CCI") program. For additional information on the CCI, see "—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative."
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
We measure our Government Contracts segment profitability based on pretax income and net income. Pretax income is calculated as Government Contracts revenue less Government Contracts cost. Net income is calculated as pretax income less income tax provision. See “—Results of Operations—Government Contracts Reportable Segment—Government Contracts Segment Results” for a calculation of the government contracts pretax income and net income.
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See “—Results of Operations—Government Contracts Reportable Segment” for additional information on our T-3 contract.
Other government contracts revenues are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. See “—Results of Operations—Government Contracts Reportable Segment” for additional information on our other government contracts such as the MFLC contract and the PC3 Program.
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
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see "Item 1. Business-Government Regulation—Health Care Reform Legislation and Implementation" in our Form 10-K. For additional discussion of some of our risks and uncertainties related to the ACA, see "Item 1A. Risk Factors" in our Form 10-K.
Legal, Regulatory and Legislative Developments
Several recent lawsuits have considered the question of whether the ACA authorizes the IRS to provide premium tax credits to individuals who purchase coverage through a federally-facilitated exchange (“FFE”). The U.S. Supreme Court has agreed to hear one of these challenges, King v. Burwell, and oral arguments were held in March 2015. A final decision from the Supreme Court is not expected until as late as June, 2015. Any significant restriction or prohibition of federal subsidies for coverage obtained through FFEs may impact the affordability of FFE products for low income individuals, which in turn may have a material adverse impact on our FFE exchange membership in Arizona, and have an adverse impact on the Arizona individual market risk pool more generally. While such an outcome would most directly impact states with FFEs such as Arizona, the potential uncertainty created by such a ruling may have collateral effects in states with state-based exchanges or on the ACA in general.
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level ("FPL") to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this "Medicaid expansion." As of March 31, 2015, our total Medicaid membership increased by 31% as compared to March 31, 2014, primarily as a result of Medicaid expansion.
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
Our individual commercial enrollment as of March 31, 2015 reflected an increase of nearly 74 percent compared with enrollment as of March 31, 2014. This growth was driven in large part by enrollment in the exchanges through the first open enrollment period. However, as we complete our second enrollment period, changing economic conditions, the dynamic competitive environment on the exchanges, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges, among other things, may alter the economics and structure of our participation in the exchanges, which remain a new marketplace with which we have limited experience. If we are not able to successfully adapt to any such changes in our markets, our financial condition, cash flows and results of operations may be adversely affected. For more information on the exchanges, including enrollment information, see Note 2 to our consolidated financial statements and "—Western Region Operations Reportable Segment—Western Region Operations Segment Membership."
Health Insurer Fee
Our operating results for the three months ended March 31, 2015 were impacted by fees imposed under the ACA, including $57.8 million of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2014 net premiums written (the "health insurer fee"). In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee that was calculated based on 2013 premiums. We currently estimate that our allocable share of the health insurer fee payable in September 2015 will be approximately $231.3 million. However, this estimate is subject to inherent uncertainty as the amount of industry premiums upon which the fee allocation is based has not been announced and the Internal Revenue Service (“IRS”) is not expected to provide additional information on the 2014 health insurer fee until June 2015. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, in future years we could experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum. For the three months ended March 31, 2015, due to the non-deductibility of the health insurer fee for federal income tax purposes, our effective income tax rate was adversely affected by 16.7 percentage points. In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. We generally are also unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For more information on this and other ACA related fees, including the associated risks, see Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements.

Premium Stabilization Programs
The ACA also includes premium stabilization provisions designed to apportion risk amongst insurers, including the reinsurance, risk adjustment, and risk corridors programs ("3Rs").
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
The individual and small group market represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. Calculating these premium stabilization provisions requires us to estimate receivables and payables and rely in part on data provided by participating insurers, including us. Until the final calculations are performed that determine the amounts collectible and payable, the estimates can vary and the final amounts may materially differ from those estimates. The final determination and settlement of amounts due or payable from these premium stabilization provisions for 2014 will not occur until at least June 2015. If we are required to make material adjustments from our prior estimates, our financial condition, cash flows and results of operations could be materially adversely affected.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs, among other things, are subject to risks inherent in untested initiatives and government programs, and the relevant regulatory framework for the exchanges and the 3Rs remains subject to change and interpretation over time. Whether due to regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, if we experience significant payment delays with respect to any 3R receivables, or we are unable to successfully adapt our strategy to these or any other future changes in our markets, our financial condition, cash flows and results of operations may be materially adversely affected. See Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements for additional information on the 3Rs.
MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. As of March 31, 2015 and December 31, 2014, we had accrued $264.0 million and $200.6 million, respectively, for an MLR rebate with respect to our adult Medicaid expansion population payable to DHCS. Accordingly, for the three months ended March 31, 2015, health plan services premium revenue was reduced by $63.4 million. In addition, our Medicaid contract with the state of Arizona contains profit sharing or profit ceiling provisions under which we refund amounts to Arizona if our health plan generates profit above a certain specified percentage. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, health plan services premium revenue was reduced by $15.8 million for the three months ended March 31, 2015. With respect to our Arizona Medicaid contract, the profit corridor payable balance included in accounts payable and other liabilities as of March 31, 2015 was $12.9 million. The profit corridor payable balance included in other noncurrent liabilities as of March 31, 2015 was $3.8 million. In the three months ended March 31, 2015, Arizona Health Care Cost Containment System ("AHCCCS") withheld $23.8 million in connection with the profit corridor payable from our capitation payment. See Note 2, under the heading "Health Plan Services Revenue Recognition," to our consolidated financial statements for further discussion on these MLR provisions.
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
Concurrent with executing the Master Services Agreement, we entered into an asset purchase agreement with Cognizant (the "Asset Purchase Agreement"), through which Cognizant will purchase certain software assets and related intellectual property from us for $50 million. See Note 3 to our consolidated financial statements for additional information on the assets sold in this transaction.
The Cognizant Transaction is expected to close mid-2015, subject to the receipt of required regulatory approvals. Services under the Master Services Agreement are expected to commence following the closing, for an initial term of seven years. We also have two options to extend the Master Services Agreement for one year each by giving notice to Cognizant no less than three months prior to the end of the then existing term. We expect that certain of our employees will become employees of Cognizant or its subcontractors, and that certain positions will be eliminated as part of the Cognizant Transaction.
We will pay Cognizant for the BP and IT Services through a combination of fixed and variable fees, with the variable fees fluctuating based on our actual need for such services.
Cognizant has in the past provided, and may provide in the future, services to us under separate agreements. Some of these historical services are included in the BP and IT Services that will be provided by Cognizant under the Master Services Agreement. The Cognizant Transaction is subject to certain risks and uncertainties, including but not limited to execution risk inherent in large scale strategic and operational initiatives and risks associated with third party services arrangements. In addition, if required regulatory approvals of the Cognizant Transaction are not obtained, substantially delayed or conditioned on changes to the terms of the transaction being made, we may not be able to fully realize anticipated cost savings or other expected benefits of the transaction. We have incurred material costs and will continue to incur material incremental costs and devote substantial resources to prepare for the Cognizant Transaction. If regulatory approval is not obtained or the Master Services Agreement is otherwise terminated prior to Cognizant's commencement of services, we will lose some or all of the resources that have been and will be invested in this transaction through such date, which could have a material adverse impact on our business. These risks and others related to the Cognizant Transaction are discussed in further detail in "Item 1A. Risk Factors" in our Form 10-K.
Our operating results in our Corporate/Other segment for the three months ended March 31, 2015 were impacted by $47.3 million in pretax expenses primarily related to the Cognizant Transaction. See Note 3 to our consolidated financial statements for additional information regarding the Cognizant Transaction.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$3,720,800	$2,881,345
Government contracts	154,714	144,090
Net investment income	13,241	11,102
Administrative services fees and other income	1,141	2,398
Total revenues	3,889,896	3,038,935
Expenses
Health plan services (excluding depreciation and amortization)	3,142,863	2,402,342
Government contracts	142,540	131,974
General and administrative	453,848	361,023
Selling	68,696	64,152
Depreciation and amortization	4,307	9,663
Interest	8,049	7,821
Asset impairment	1,884	—
Total expenses	3,822,187	2,976,975
Income from operations before income taxes	67,709	61,960
Income tax provision	37,721	33,173
Net income	$29,988	$28,787
Net income per share:
Basic	$0.39	$0.36
Diluted	$0.38	$0.36
For the three months ended March 31, 2015, we reported net income of $30.0 million or $0.38 per diluted share as compared to net income of $28.8 million or $0.36 per diluted share for the same period in 2014. Pretax margin was 1.7 percent for the three months ended March 31, 2015 compared to 2.0 percent for the same period in 2014.
Our total revenues increased 28.0 percent for the three months ended March 31, 2015 to approximately $3.9 billion from approximately $3.0 billion in the same period in 2014.
Health plan services premium revenues increased by 29.1 percent to approximately $3.7 billion for the three months ended March 31, 2015 compared to approximately $2.9 billion in the same period in 2014. Health plan services expenses increased by 30.8 percent to approximately $3.1 billion for the three months ended March 31, 2015 compared to approximately $2.4 billion in the same period in 2014. Net investment income increased to approximately $13.2 million for the three months ended March 31, 2015 compared with approximately $11.1 million for the three months ended March 31, 2014.
Our government contracts revenues increased by 7.4 percent for the three months ended March 31, 2015 to approximately $154.7 million from approximately $144.1 million in the same period in 2014. Our government contracts costs increased by 8.0 percent for the three months ended March 31, 2015 to approximately $142.5 million from approximately $132.0 million in the same period in 2014. The increases in our government contracts revenues and costs were primarily due to services provided for the PC3 Program. For additional information see “—Government Contracts Reportable Segment".

Our general and administrative (G&A) expenses increased by $92.8 million, or 25.7 percent, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the increase in the health insurer fee which is based on 2014 premiums, as well as expenses related to the Cognizant Transaction (see "—Overview—Cognizant Transaction" and Note 3 to our consolidated financial statements). See "—Overview—Health Care Reform Legislation and Implementation" for more information regarding the health insurer fee.
Days Claims Payable
Days claims payable ("DCP") for the first quarter of 2015 was 54.8 days compared with 43.2 days in the first quarter of 2014. Adjusted DCP, which we calculate in accordance with the paragraph below, for the first quarter of 2015 was 66.3 days compared with 63.1 days in the first quarter of 2014. The increases in our DCP and adjusted DCP are primarily due to the increase in reserves for claims and other settlements, which resulted from enrollment growth.
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

	Three months ended March 31,
	2015	2014
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,913.8	$1,152.0
Less: Capitation, Provider and Other Claim Settlements and MAPD Payables	(509.3)	(169.4)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,404.5	$982.6
(3) Health Plan Services Cost—GAAP	$3,142.9	$2,402.3
Less: Capitation, Provider and Other Claim Settlements and MAPD Costs	(1,237.3)	(999.9)
(4) Health Plan Services Cost—Adjusted	$1,905.6	$1,402.4
(5) Number of Days in Period	90	90
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	54.8	43.2
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	66.3	63.1

Income Tax Provision
Our income tax expense and the effective tax rate for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
	(Dollars in millions)
Income tax expense	$37.7	$33.2
Effective income tax rate	55.7%	53.5%
For the three months ended March 31, 2015 and 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The non-deductible health insurer fee increased our effective tax rate for the three months ended March 31, 2015 and 2014 by 16.7 percentage points and 14.5 percentage points, respectively. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Other items that caused our effective tax rate to differ from the statutory federal tax rate of 35% for the three months ended March 31, 2015 and 2014 include state income taxes, tax-exempt interest and non-deductible compensation. See Note 10 to our consolidated financial statements for additional information.

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
Western Region Operations Segment Membership (in thousands)

	As of March 31, 2015	As of March 31, 2014	Increase/ (Decrease)	% Change
California
Large Group	443	499	(56)	(11.2)%
Small Group	243	239	4	1.7%
Individual	284	158	126	79.7%
Commercial	970	896	74	8.3%
Medicare Advantage	166	156	10	6.4%
Medi-Cal/Medicaid	1,623	1,279	344	26.9%
Dual Eligibles	27		27
Total California	2,786	2,331	455	19.5%

Arizona
Large Group	37	50	(13)	(26.0)%
Small Group	38	40	(2)	(5.0)%
Individual	74	47	27	57.4%
Commercial	149	137	12	8.8%
Medicare Advantage	39	46	(7)	(15.2)%
Medicaid	81	18	63	350.0%
Total Arizona	269	201	68	33.8%

Northwest
Large Group	28	29	(1)	(3.4)%
Small Group	22	27	(5)	(18.5)%
Individual	2	2	—	—%
Commercial	52	58	(6)	(10.3)%
Medicare Advantage	62	53	9	17.0%
Total Northwest	114	111	3	2.7%

Total Health Plan Enrollment
Large Group	508	578	(70)	(12.1)%
Small Group	303	306	(3)	(1.0)%
Individual	360	207	153	73.9%
Commercial	1,171	1,091	80	7.3%
Medicare Advantage	267	255	12	4.7%
Medi-Cal/Medicaid	1,704	1,297	407	31.4%
Dual Eligibles	27		27
	3,169	2,643	526	19.9%

Total Western Region Operations enrollment was approximately 3.2 million members at March 31, 2015, an increase of 19.9 percent compared with enrollment at March 31, 2014. Total enrollment in our California health plans increased by 19.5 percent to approximately 2.8 million members from March 31, 2014 to March 31, 2015.
Western Region Operations commercial enrollment increased by 7.3 percent from March 31, 2014 to approximately 1.2 million members at March 31, 2015, primarily due to an increase in our individual business as a result of new individual members from the ACA exchanges in California and Arizona.
Enrollment in our large group business decreased by 12.1 percent, or approximately 70,000 members, from approximately 578,000 members at March 31, 2014 to approximately 508,000 members at March 31, 2015 due to increasingly competitive markets in California. Enrollment in our small group business in our Western Region Operations segment decreased by 1.0 percent, from approximately 306,000 members at March 31, 2014 to approximately 303,000 members at March 31, 2015. Enrollment in our individual business in our Western Region Operations segment increased by 73.9 percent, from approximately 207,000 members at March 31, 2014 to approximately 360,000 members at March 31, 2015. As of March 31, 2015, membership in our tailored network products accounted for 54.7 percent of our Western Region Operations commercial enrollment compared with 48.6 percent at March 31, 2014.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at March 31, 2015 was approximately 267,000 members, an increase of 4.7 percent compared with approximately 255,000 members at March 31, 2014. This increase was due to gains of approximately 10,000 members in California and 9,000 members in the Northwest, partially offset by a loss of 7,000 members in Arizona. We have exited certain under-performing counties in our Medicare business, and consequently expect lower enrollment in our Medicare Advantage plans in 2015.
Medicaid enrollment in California increased by approximately 344,000 members, or 26.9 percent, to approximately 1,623,000 members at March 31, 2015 compared with approximately 1,279,000 members at March 31, 2014, primarily as a result of new members added from Medicaid expansion. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with AHCCCS. As of March 31, 2015, we had approximately 81,000 Medicaid members in Arizona compared with approximately 18,000 members as of March 31, 2014. On February 4, 2015, we received a notice from the AHCCCS Division of Health Care Management that stated that we were in violation of our Medicaid contract in Maricopa County. As a result, we are currently subject to sanctions that include a cap on member auto assignments under the contract effective as of February 13, 2015 until further notice.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of March 31, 2015, approximately 854,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 53 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The CCI is being implemented in seven counties, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. Passive enrollment in San Diego County began on May 1, 2014, and passive enrollment in Los Angeles County began on July 1, 2014. As of March 31, 2015, we had approximately 27,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.
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
In participating counties, the CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The CCI is being implemented in seven counties, including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, Health Net Community Solutions, Inc., our wholly owned subsidiary, entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we have received and expect to continue to receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego counties. These blended capitated payments are determined based on our mix of membership.
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. Passive enrollment in Los Angeles County is expected to end in June 2015. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment in San Diego County began on May 1, 2014 and ended in April 2015. Based on our understanding of the passive enrollment methodology, we estimate that Health Net will receive approximately 47% and 20–25% of the passively enrolled dual eligibles in Los Angeles County and San Diego County, respectively.
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
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to beneficiaries, providers, regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, larger than expected numbers of dual eligibles have opted out of the demonstration since passive enrollment began in Los Angeles and San Diego counties on July 1, 2014 and May 1, 2014, respectively, which impacted our expected enrollment for 2014. If this opt out trend increases over the passive enrollment period or our dual eligible enrollment does not meet our expectations, our overall profitability with respect to our participation in the CCI may be lower than originally anticipated. Due to these and other risks associated with the CCI, including, without limitation, that the dual eligibles demonstration is a pilot program subject to changing legislation and state budgetary concerns, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation. For a discussion of this and other risks related to our participation in the CCI, see "Item 1A. Risk Factors" in our Form 10-K.

Western Region Operations Segment Results

	Three months ended March 31,
	2015	2014
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,332,994	$1,264,177
Medicare premiums	768,885	755,158
Medicaid premiums	1,471,354	862,010
Dual Eligibles premiums	147,567	—
Health plan services premiums	3,720,800	2,881,345
Net investment income	13,241	11,102
Administrative services fees and other income	1,141	2,398
Total revenues	3,735,182	2,894,845
Health plan services	3,142,863	2,402,342
Premium tax	58,417	42,458
Health insurer fee	57,820	36,293
Other ACA fees	20,817	22,527
Administrative expenses	272,514	256,594
Total general and administrative	409,568	357,872
Selling	68,696	64,152
Depreciation and amortization	4,000	9,663
Interest	8,049	7,821
Total expenses	3,633,176	2,841,850
Income from operations before income taxes	102,006	52,995
Income tax provision	51,361	29,371
Net income	$50,645	$23,624
Pretax margin	2.7%	1.8%
Commercial premium yield	(3.0)%	3.9%
Commercial premium PMPM (d)	$388.26	$400.34
Commercial health care cost trend	(1.6)%	(2.2)%
Commercial health care cost PMPM (d)	$318.64	$323.92
Commercial medical care ratio (MCR) (e)	82.1%	80.9%
Medicare Advantage MCR (e)	92.9%	91.8%
Medicaid MCR (e)	81.9%	79.8%
Dual Eligibles MCR (e)	88.3%	—
Health plan services MCR (a)	84.5%	83.4%
Administrative expense ratio (b)	7.3%	8.9%
Total G&A expense ratio (b)	11.0%	12.4%
Selling costs ratio (c)	1.8%	2.2%

_________________

(a)	Health plan services medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

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

(e)
Commercial, Medicare Advantage, Medicaid and Dual Eligibles MCR is calculated as commercial, Medicare, Medicaid or Dual Eligibles health care cost divided by commercial, Medicare, Medicaid or Dual Eligibles premiums, as applicable.

Revenues
Total revenues in our Western Region Operations segment increased 29.0 percent to approximately $3.7 billion for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in our premium revenues in our health plans. Health plan services premium revenues in our Western Region Operations segment increased 29.1 percent to approximately $3.7 billion for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to enrollment growth from Medicaid expansion, dual eligibles and the individual ACA exchanges.
Our Medicaid premium revenue increased by $609.3 million, or 70.7 percent, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to continued membership growth related to Medicaid expansion under the ACA during the three months ended March 31, 2015. For the three months ended March 31, 2015, we accrued $63.4 million for an MLR rebate, which is payable to DHCS in connection with Medicaid adult expansion members, and accrued $15.8 million for excess profit sharing, which is payable to the state of Arizona under our Arizona Medicaid contract. Accordingly, Medicaid premium revenue was reduced by $79.2 million for the three months ended March 31, 2015 related to MLR rebates. For the three months ended March 31, 2015, retroactive premium adjustments for our Medi-Cal member risk reassignment for prior periods increased premium revenue by $27.2 million. See Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information.
Our commercial premium revenue increased by $68.8 million, or 5.4 percent, in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a 7.3 percent increase in commercial enrollment since March 31, 2014.
Our Medicare premium revenue increased by $13.7 million, or 1.8 percent, in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a 4.7 percent increase in Medicare Advantage enrollment since March 31, 2014. Our Medicare premium revenue includes the change in our estimate for the risk adjustment revenue related to prior years. In the three months ended March 31, 2015, such change decreased the health plan services premium revenues by $5.4 million. The change in our estimate for the risk adjustment revenue related to prior years in the three months ended March 31, 2014 increased health plan services premium revenues by $15.6 million.
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations began on April 1, 2014, and passive enrollment began on July 1, 2014 and May 1, 2014 for Los Angeles County and San Diego County, respectively. As of March 31, 2015, we had approximately 27,000 dual eligible members and for the three months ended March 31, 2015, our dual eligibles premium revenues were $147.6 million. See "—California Coordinated Care Initiative," above for more information on the CCI and the dual eligibles.
Investment income in our Western Region Operations segment increased to $13.2 million for the three months ended March 31, 2015 from $11.1 million for the same period in 2014 primarily due to a $731 million increase in our investment portfolio since December 31, 2014.
Administrative services fees and other income in our Western Region Operations segment decreased to $1.1 million for the three months ended March 31, 2015 from $2.4 million for the same period in 2014.
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 30.8 percent to $3.1 billion for the three months ended March 31, 2015 compared to $2.4 billion for the three months ended March 31, 2014 primarily due to growth in membership resulting from Medicaid expansion under the ACA, partially offset by $39.4 million of reinsurance recoverable included in commercial health plan services costs for the three months ended March 31, 2015, as discussed in Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA." Reinsurance recoverable reduced commercial health plan services costs by $33.1 million for the three months ended March 31, 2014. In addition, our health plan services expenses for the three months ended March 31, 2015 includes $20.6 million in favorable prior year development primarily from the growth of the Medicaid expansion population in 2014.
Commercial Premium Yields and Health Care Cost Trends
In our Western Region Operations segment, commercial premium PMPM decreased by 3.0 percent to approximately $388 for the three months ended March 31, 2015 compared to an increase of 3.9 percent to approximately $400 for the same period in 2014.

Commercial health care costs PMPM in our Western Region Operations segment decreased by 1.6 percent to approximately $319 for the three months ended March 31, 2015 compared to a decrease of 2.2 percent to approximately $324 for the same period in 2014.
The change in the premium yields and health care cost trends reflect the ongoing mix shift in our commercial business.
Medical Care Ratios
The health plan services MCR in our Western Region Operations segment was 84.5 percent for the three months ended March 31, 2015 compared with 83.4 percent for the three months ended March 31, 2014. This increase in our health plan services MCR of 110 basis points was primarily due to the growth in our business and the resulting product mix change as well as a slower rate in individual exchange claims in the first quarter of 2014 as the program was in its early stages and the impact of changes in 3Rs estimates related to prior year on our commercial business.
Commercial MCR in our Western Region Operations segment was 82.1 percent for the three months ended March 31, 2015 compared with 80.9 percent for the three months ended March 31, 2014. This increase in our commercial MCR was primarily due to lower utilization for new exchange membership in the three months ended March 31, 2014 as compared to the three months ended March 31, 2015 and the impact of changes in prior year estimates for the 3Rs recorded in the three months ended March 31, 2015.
The Medicare Advantage MCR in our Western Region Operations segment was 92.9 percent for the three months ended March 31, 2015 compared with 91.8 percent for the three months ended March 31, 2014. This increase in the MCR was due to prior year changes to risk adjuster estimates.
The Medicaid MCR in our Western Region Operations segment was 81.9 percent for the three months ended March 31, 2015 compared with 79.8 percent for the three months ended March 31, 2014. The Medicaid MCR increased by approximately 210 basis points for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the lower utilization experienced during the ramp up of our Medicaid expansion business in the three months ended March 31, 2014 as compared to the three months ended March 31, 2015.
The Dual Eligibles MCR in our Western Region Operations segment was 88.3 percent for the three months ended March 31, 2015. Active enrollment under the Dual Eligibles program began for the first time in the second quarter of 2014.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $409.6 million for the three months ended March 31, 2015 compared with $357.9 million for the three months ended March 31, 2014. The total G&A expense ratio was 11.0 percent for the three months ended March 31, 2015 compared to 12.4 percent for the three months ended March 31, 2014. The increase in our total general and administrative expenses was primarily due to increases in the health insurer fee and premium taxes.
Selling expense in our Western Region Operations segment was $68.7 million for the three months ended March 31, 2015 compared with $64.2 million for the three months ended March 31, 2014. The selling costs ratio was 1.8 percent for the three months ended March 31, 2015 compared with 2.2 percent for the three months ended March 31, 2014.
Interest expense in our Western Region Operations segment was $8.0 million for the three months ended March 31, 2015 compared with $7.8 million for the three months ended March 31, 2014.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If the two remaining option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract, with health care delivery commencing on April 1, 2017. All proposals are due on June 23, 2015. If we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted. See "Item 1A. Risk Factors" in our Form 10-K for additional discussion of this and certain other risks related to our participation in TRICARE and other government programs.
Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million MHS eligible beneficiaries as of March 31, 2015. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contracts were $28.6 million and $29.5 million for the three months ended March 31, 2015 and 2014, respectively.
In September 2013, VA awarded us a contract under its new PC3 Program. The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, the VA exercised option period 1 which commenced on October 1, 2014 and is scheduled to end on September 30, 2015. In addition to the one-year option periods, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's need. In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 contract expires no later than September 30, 2017. For the three months ended March 31, 2015 and 2014, we had $18.0 million and $1.9 million, respectively, in revenues from the PC3 Program.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Government contracts revenues	$154,714	$144,090
Government contracts costs	141,687	131,070
Income from operations before income taxes	13,027	13,020
Income tax provision	5,406	5,386
Net income	$7,621	$7,634
Government contracts revenues increased by $10.6 million, or 7.4 percent, for the three months ended March 31, 2015 as compared to the same period in 2014. Government contracts costs increased by $10.6 million, or 8.1 percent, for the three months ended March 31, 2015 as compared to the same period in 2014. The increases in government contract revenues and costs for the three months ended March 31, 2015 were primarily due to services provided under the PC3 Program, partially offset by lower TRICARE revenues.

Corporate/Other
The following table summarizes the Corporate/Other segment for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Costs included in government contract costs	$853	$904
Costs included in G&A	44,280	3,151
Depreciation and amortization	307	—
Asset impairment	1,884	—
Loss from operations before income taxes	(47,324)	(4,055)
Income tax benefit	(19,046)	(1,584)
Net loss	$(28,278)	$(2,471)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our operating results in our Corporate/Other segment for the three months ended March 31, 2015 were impacted primarily by expenses related to the Cognizant Transaction. See Note 3 to our consolidated financial statement and "—Overview—Cognizant Transaction" for additional information regarding assets held for sale and the Cognizant Transaction. Our operating results in our Corporate/Other segment for the three months ended March 31, 2014 were impacted primarily by $2.7 million in pretax litigation-related expenses and $1.1 million in severance expenses related to our continuing efforts to address scale issues.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, repurchase shares of our common stock, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as the CCI, Medicaid expansion under the ACA and our participation in Arizona's Medicaid program in Maricopa County. We may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints in the near term. However, turbulence in U.S. and international markets and certain costs associated with health care reform legislation and its implementation, our participation in the CCI, Medicaid expansion under the ACA and our preparation for the Cognizant Transaction, among other things, could adversely affect our liquidity. In addition, as a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. We are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a discussion of these and other risks that impact our liquidity, see "Item 1A. Risk Factors" in our Form 10-K.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. For example, our receivable from DHCS and AHCCCS related to our California and Arizona Medicaid businesses totaled $96.9 million as of March 31, 2015 and

$801.7 million as of December 31, 2014. The receivable from CMS related to our Medicare business was $121.4 million as of March 31, 2015 and $119.1 million as of December 31, 2014. Our Government Contracts receivable, including receivables from the DoD relating to our current and prior contracts for the TRICARE North Region, was $229.2 million as of March 31, 2015 and $150.5 million as of December 31, 2014. The timing of collection of such receivables from the federal and state governments and agencies is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2015 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the 2014 health insurer fee, based upon 2013 premiums, was $141.4 million. We paid that amount in September 2014. We currently estimate that our allocable share of the health insurer fee payable in 2015, based upon 2014 premiums, is approximately $231.3 million, and is expected to be paid in a single lump sum payment in September 2015. Our cash flow is also impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. Our receivable balance for the reinsurance program related to the premium stabilization provisions of the ACA was $273.4 million and $234.0 million as of March 31, 2015 and December 31, 2014, respectively. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers for the following year. Our net receivable balance for the risk corridor program related to the premium stabilization provisions of the ACA was $143.4 million and $86.8 million as of March 31, 2015 and December 31, 2014, respectively. HHS recognizes, in both final regulations and guidance, it is obligated to make the risk corridors program payments without regard to budget neutrality. Although HHS anticipates the program will be budget neutral, the ACA requires HHS to make full payments to those issuers with risk corridors ratios above 103 percent. Additionally, HHS states in final regulations and guidance that if the program’s collections, including any potential carryover from prior years, are insufficient to satisfy its payment obligations, the agency will use other sources of funding to meet its payment obligations, subject to the availability of appropriations. If corridor collections are insufficient in 2015, HHS explains that it shall fulfill its obligations for the 2014 benefit year by using funds collected for the 2015 benefit year prior to making payments on 2015 obligations. Our net payable balance for the risk adjustment program related to the premium stabilization provisions of the ACA was $144.5 million and $72.4 million as of March 31, 2015 and December 31, 2014, respectively. The final determination and settlement of amounts due or payable from these premium stabilization provisions for the year ended December 31, 2014 is not expected to occur until, at the earliest, the third or fourth quarter of 2015. See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Cash and Investments
As of March 31, 2015, the fair value of our investment securities available-for-sale was $2.5 billion, which includes both current and noncurrent investments. Noncurrent investments were $6.3 million as of March 31, 2015. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of March 31, 2015, our investment portfolio includes $697.1 million, or 27.6% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of March 31, 2015, our investment portfolio also included $983.8 million, or 38.9% of our portfolio holdings, of obligations of states and other political subdivisions and $816.1 million, or 32.3% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $5.9 million as of March 31, 2015 and $9.8 million as of December 31, 2014. Included in the gross unrealized losses as of March 31, 2015 and December 31, 2014 were $1.1 million and $0.9 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three months ended March 31, 2015 or 2014.
Operating Activities
Our net cash flow provided by operating activities for the three months ended March 31, 2015 compared to the same period in 2014 is as follows:

	March 31,	March 31,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$860.6	$311.5	$549.1
Net cash provided by operating activities increased by $549.1 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to the timing of and growth in cash flows from our state health programs.
Investing Activities
Our net cash flow used in investing activities for the three months ended March 31, 2015 compared to the same period in 2014 is as follows:

	March 31,	March 31,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash used in investing activities	$(690.3)	$(48.5)	$(641.8)
Net cash used in investing activities increased by $641.8 million during the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to a $639.6 million increase in net purchases of available-for-sale investments.
Financing Activities
Our net cash flow (used in) provided by financing activities for the three months ended March 31, 2015 compared to the same period in 2014 is as follows:

	March 31,	March 31,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash (used in) provided by financing activities	$(21.1)	$40.9	$(62.0)
Net cash provided by financing activities decreased by $62.0 million during the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to a $100.4 million increase in share repurchases and a $64.4 million decrease in cash from customer funds administered, partially offset by a $95.0 million increase in net borrowings under our revolving credit facility.

Capital Structure
Our debt-to-total capital ratio was 26.4 percent as of March 31, 2015 compared with 22.6 percent as of December 31, 2014. This increase is due to to an increase in borrowings under our revolving credit facility and a decrease in stockholders' equity primarily resulting from an increase in treasury stock due to shares repurchased under the company’s stock repurchase program and shares withheld in connection with the exercise and vesting of equity awards, partially offset by net income, an increase in accumulated other comprehensive income, and an increase in additional paid-in capital due to stock option exercises and vesting of certain equity awards.
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
During the three months ended March 31, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of March 31, 2015 was $306.2 million. We primarily funded these repurchases through our revolving credit facility. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, as of March 31, 2015:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
January 1—January 31	1,083,798	(c)	$53.27	$57,732,516	1,083,213	$342,297,863
February 1—February 28	773,533	(c)	55.42	42,869,508	549,991	$312,018,872
March 1—March 31	198,732	(c)	56.05	11,138,249	104,262	$306,182,333
	2,056,063		$54.35	$111,740,273	1,737,466
 ________

(a)
During the three months ended March 31, 2015, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. On December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. Our stock repurchase program does not have an expiration date. During the three months ended March 31, 2015, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of March 31, 2015, $195.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $398.5 million (see "—Letters of Credit" below). As of April 29, 2015, we had $195.0 million in borrowings outstanding under the revolving credit facility.
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
As of March 31, 2015, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of March 31, 2015 and April 29, 2015, we had outstanding letters of credit of $6.5 million, resulting in a maximum amount available for borrowing of $398.5 million as of March 31, 2015 and April 29, 2015. As of March 31, 2015 and April 29, 2015, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of March 31, 2015, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. We believe that as of April 29, 2015, all of our active health plans and insurance subsidiaries were in compliance with their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement. As of March 31, 2015 all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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

CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2014 in our Form 10-K. During the three months ended March 31, 2015, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies that affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, income taxes and accounting for certain provisions of the ACA. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of March 31, 2015 is discussed below. Our critical accounting policy on income taxes also is discussed below. During the three months ended March 31, 2015, there were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (63.9) million
1%	$ (32.7) million
(1)%	$ 34.3 million
(2)%	$ 70.2 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 31.1 million
1%	$ 15.6 million
(1)%	$ (15.6) million
(2)%	$ (31.1) million

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

For the three months ended March 31, 2015, we had $85.3 million in net favorable reserve developments related to prior years. The amount for the three months ended March 31, 2015 consisted of $20.6 million in favorable prior year developments and a release of $64.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $20.6 million in favorable developments for the three months ended March 31, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of March 31, 2015 and December 31, 2014 was $73.5 million and $77.7 million, respectively. For the three months ended March 31, 2015, the reserve developments related to prior years, when considered together with the provision for adverse deviation recorded as of March 31, 2015, did not have a material impact on our operating results or financial condition.
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
We are exposed to interest rate and market risk primarily due to our investing and borrowing activities. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and/or market conditions and in equity prices. Interest rate risk is a consequence of maintaining variable interest rate earning investments and fixed rate liabilities or fixed income investments and variable rate liabilities. We are exposed to interest rate risks arising from changes in the level or volatility of interest rates, prepayment speeds and/or the shape and slope of the yield curve. In addition, we are exposed to the risk of loss related to changes in credit spreads. Credit spread risk arises from the potential changes in an issuer’s credit rating or credit perception that may affect the value of financial instruments. We believe that no material changes to any of these risks have occurred since December 31, 2014.
For a more detailed discussion of our market risks relating to these activities, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 9 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 1A.	Risk Factors.
In addition to the risks and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 (our "Form 10-K"), which could materially affect our business, financial condition, results of operations or future results. The risks described in this Quarterly Report on Form 10-Q and our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, cash flows, financial condition and/or results of operations. During the quarter ended March 31, 2015, there were no material changes to the risk factors disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. As of March 31, 2015, the remaining authorization under our stock repurchase program was $306.2 million.
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
A description of our stock repurchase program and the information required under this Item 2 is contained in Note 6 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and in Part I— “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Structure—Stock Repurchases.”

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

†+10.1	Employment Agreement, dated as of March 18, 2015, by and between Health Net, Inc. and Kathleen Waters, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (3) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH NET, INC. (REGISTRANT)
Date:	May 5, 2015	By:	/s/ JAMES E. WOYS
James E. Woys
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 5, 2015	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

†+10.1	Employment Agreement, dated as of March 18, 2015, by and between Health Net, Inc. and Kathleen Waters, a copy of which is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, a copy of which is filed herewith.
32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, a copy of which is furnished herewith.

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (3) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

__________

†	A copy of the exhibit is being filed with this Quarterly Report on Form 10-Q.

+	Management contract or compensatory plan.