Form 10-Q
period 2015-06-30
HEALTH NET INC
filed 2015-08-04
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of shares outstanding of the registrant’s Common Stock as of July 30, 2015 was 77,286,787 (excluding 76,442,853 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Health plan services premiums	$4,003,432	$3,261,878	$7,724,232	$6,143,223
Government contracts	141,055	154,083	295,769	298,173
Net investment income	16,424	12,043	29,665	23,145
Administrative services fees and other income	2,712	(6,612)	3,853	(4,214)
Total revenues	4,163,623	3,421,392	8,053,519	6,460,327
Expenses
Health plan services (excluding depreciation and amortization)	3,363,742	2,763,179	6,506,605	5,165,521
Government contracts	137,262	133,208	279,802	265,182
General and administrative	448,713	344,734	902,561	705,757
Selling	69,190	64,002	137,886	128,154
Depreciation and amortization	4,202	9,641	8,509	19,304
Interest	8,412	7,826	16,461	15,647
Asset impairment	—	—	1,884	—
Total expenses	4,031,521	3,322,590	7,853,708	6,299,565
Income from operations before income taxes	132,102	98,802	199,811	160,762
Income tax provision	73,734	(22,065)	111,455	11,108
Net income	$58,368	$120,867	$88,356	$149,654
Net income per share:
Basic	$0.76	$1.51	$1.15	$1.87
Diluted	$0.75	$1.49	$1.13	$1.85
Weighted average shares outstanding:
Basic	77,172	80,250	77,129	80,026
Diluted	78,157	81,218	78,264	81,070
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$58,368	$120,867	$88,356	$149,654
Other comprehensive (loss) income before tax:
Unrealized (losses) gains on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(31,186)	23,520	(14,904)	51,908
Less: Reclassification adjustments for gains included in earnings	(1,564)	(1,928)	(2,169)	(2,236)
Unrealized (losses) gains on investments available-for-sale, net	(32,750)	21,592	(17,073)	49,672
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	640	150	1,280	300
Defined benefit pension plans, net	640	150	1,280	300
Other comprehensive (loss) income before tax	(32,110)	21,742	(15,793)	49,972
Income tax (benefit) expense related to components of other comprehensive income	(11,273)	7,683	(5,515)	17,556
Other comprehensive (loss) income, net of tax	(20,837)	14,059	(10,278)	32,416
Comprehensive income	$37,531	$134,926	$78,078	$182,070

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$756,797	$869,133
Investments-available-for-sale (amortized cost: 2015-$2,374,767, 2014-$1,777,404)	2,371,540	1,791,060
Premiums receivable, net of allowance for doubtful accounts (2015-$1,646, 2014-$1,671)	434,067	951,935
Amounts receivable under government contracts	223,160	150,546
Other receivables	459,090	424,910
Deferred taxes	62,983	57,911
Assets held for sale	50,000	50,000
Other assets	501,200	220,122
Total current assets	4,858,837	4,515,617
Property and equipment, net	80,816	84,328
Goodwill	558,886	558,886
Other intangible assets, net	10,415	11,822
Deferred taxes	43,588	33,081
Investments-available-for-sale-noncurrent (amortized cost: 2015-$7,637, 2014-$5,474)	6,544	4,570
Other noncurrent assets	300,572	187,630
Total Assets	$5,859,658	$5,395,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,757,939	$1,896,035
Health care and other costs payable under government contracts	75,092	71,988
Unearned premiums	190,021	96,106
Accounts payable and other liabilities	1,168,014	880,374
Total current liabilities	3,191,066	2,944,503
Senior notes payable	399,607	399,504
Borrowings under revolving credit facility	210,000	100,000
Other noncurrent liabilities	346,915	242,705
Total Liabilities	4,147,588	3,686,712
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2015- 153,728 shares; 2014-152,451 shares)	154	153
Additional paid-in capital	1,481,691	1,444,705
Treasury common stock, at cost (2015-76,442 shares of common stock; 2014-74,378 shares of common stock)	(2,453,869)	(2,341,652)
Retained earnings	2,697,633	2,609,277
Accumulated other comprehensive income (loss)	(13,539)	(3,261)
Total Stockholders’ Equity	1,712,070	1,709,222
Total Liabilities and Stockholders’ Equity	$5,859,658	$5,395,934
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						149,654		149,654
Other comprehensive income							32,416	32,416
Exercise of stock options and vesting of restricted stock units	1,331	2	12,098					12,100
Share-based compensation expense			15,700					15,700
Tax benefit related to equity compensation plans			1,346					1,346
Repurchases of common stock				(547)	(18,146)			(18,146)
Balance as of June 30, 2014	151,555	$152	$1,406,768	(71,251)	$(2,197,890)	$2,613,302	$(451)	$1,821,881
Balance as of January 1, 2015	152,451	$153	$1,444,705	(74,378)	$(2,341,652)	$2,609,277	$(3,261)	$1,709,222
Net income						88,356		88,356
Other comprehensive loss							(10,278)	(10,278)
Exercise of stock options and vesting of restricted stock units	1,277	1	18,223					18,224
Share-based compensation expense			13,735					13,735
Tax benefit related to equity compensation plans			5,028					5,028
Repurchases of common stock				(2,064)	(112,217)			(112,217)
Balance as of June 30, 2015	153,728	$154	$1,481,691	(76,442)	$(2,453,869)	$2,697,633	$(13,539)	$1,712,070
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,356	$149,654
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8,509	19,304
Asset impairment charges	1,884	—
Share-based compensation expense	13,735	15,700
Deferred income taxes	(10,044)	3,476
Excess tax benefit on share-based compensation	(5,190)	(1,354)
Net realized (gain) loss on investments	(2,169)	(2,236)
Other changes	20,506	15,926
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	611,783	(412,141)
Other current assets, receivables and noncurrent assets	(315,673)	(216,808)
Amounts receivable/payable under government contracts	(46,392)	33,597
Reserves for claims and other settlements	(138,096)	504,247
Accounts payable and other liabilities	373,134	188,343
Net cash provided by operating activities	600,343	297,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	541,415	192,250
Maturities of investments	53,454	43,679
Purchases of investments	(1,314,248)	(228,437)
Purchases of property and equipment	(28,329)	(29,956)
Sales (purchases) of restricted investments and other	(5,640)	760
Net cash used in investing activities	(753,348)	(21,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	16,551	6,472
Excess tax benefit on share-based compensation	5,190	1,354
Repurchases of common stock	(111,978)	(12,518)
Borrowings under financing arrangements	225,000	—
Repayment of borrowings under financing arrangements	(115,000)	—
Net increase (decrease) in checks outstanding, net of deposits	8,230	—
Customer funds administered	12,676	(101,370)
Net cash provided by (used in) financing activities	40,669	(106,062)
Net (decrease) increase in cash and cash equivalents	(112,336)	169,942
Cash and cash equivalents, beginning of period	869,133	433,155
Cash and cash equivalents, end of period	$756,797	$603,097
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$15,447	$14,754
Income taxes paid	133,160	59,324
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT EVENTS
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
Significant Events
Proposed Merger
On July 2, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centene Corporation, a Delaware corporation ("Centene"), together with Chopin Merger Sub I, Inc. ("Merger Sub I") and Chopin Merger Sub II, Inc. ("Merger Sub II"), each a Delaware corporation and a direct, wholly-owned subsidiary of Centene. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I will merge with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation") and (ii) subject to delivery of a legal opinion from counsel to the Surviving Corporation regarding certain aspects of the tax treatment of the transactions, immediately after the consummation of the Merger, the Surviving Corporation will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company.
At the effective time of the Merger, the Company's existing stockholders will receive per share merger consideration consisting of $28.25 in cash and 0.6220 of one share of Centene's common stock.
The Company and Centene each have agreed, subject to certain exceptions, not to directly or indirectly solicit competing acquisition proposals or to enter into, continue or participate in discussions or negotiations concerning, or enter into any letter of intent, memorandum of understanding, merger agreement or other agreement relating to, an alternative business combination. However, the board of directors of the Company may, subject to certain conditions, withdraw its recommendation that its stockholders vote in favor of adoption of the Merger Agreement and terminate the Merger Agreement, and the Centene board of directors may, subject to certain conditions, withdraw its recommendation that its stockholders vote in favor of approval of the issuance of common stock forming part of the Merger Consideration and terminate the Merger Agreement, in connection with the receipt of an alternative proposal that the Company's board or Centene's board, as the case may be, determines constitutes a superior proposal, and such board determines in good faith that a failure to effect such a withdrawal of recommendation would be inconsistent with its fiduciary duties.
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval by the Company's stockholders of the adoption of the Merger Agreement and approval by Centene's stockholders of the issuance of the common stock forming part of the merger consideration, as well as various regulatory approvals. The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close by early 2016.

Cognizant Transaction
On November 2, 2014, we entered into a master services agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC to provide certain services to us. In connection with the Master Services Agreement, we also entered into an asset purchase agreement (the "Asset Purchase Agreement") pursuant to which we have agreed to sell certain software assets and related intellectual property we own to Cognizant (the "Asset Sale," and together with the transactions contemplated by the Master Services Agreement, the "Cognizant Transaction"). The closing of the Cognizant Transaction and commencement of services under the Master Services Agreement on the BPaaS Services Commencement Date (as defined in the Master Services Agreement), is subject to receipt of required regulatory approvals, and the closing of the related Asset Sale is scheduled for the BPaaS Services Commencement Date.
As of June 30, 2015 and December 31, 2014, respectively, we have classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale. See Note 3 for additional information about our agreement with Cognizant and the assets held for sale, and Note 11 for additional information regarding our subsequent amendment to the Master Services Agreement.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had $8.2 million and $0 checks outstanding, net of deposits as of June 30, 2015 and December 31, 2014, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the three and six months ended June 30, 2015 and 2014, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $427.3 million and $437.0 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the fair value of our variable-rate borrowings under our revolving credit facility was $210.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
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
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0 for the three and six months ended June 30, 2015 and 2014, respectively. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the state Medicaid program in California ("Medi-Cal") from January 1, 2014 to June 30, 2015. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. Accordingly, for the three months ended June 30, 2015, we increased health plan services premium revenue by $2.5 million and during the six months ended June 30, 2015 we reduced health plan services premium revenue by $60.9 million related to the MLR rebates. No MLR rebates were recorded in the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, we have accrued $261.5 million and $200.6 million, respectively, in MLR rebates with respect to this population payable to DHCS. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced health plan services premium revenue by $10.0 million and $6.6 million, for the three months ended June 30, 2015 and 2014, respectively, and reduced health plan services premium revenue by $25.8 million and $8.0 million, for the six months ended June 30, 2015 and 2014, respectively. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other noncurrent assets as of June 30, 2015 and December 31, 2014 was $0 and $2.3 million, respectively, and the profit corridor payable balance included in accounts payable and other liabilities as of June 30, 2015 and December 31, 2014 was $7.2 million and $27.0 million, respectively. The profit corridor payable balance included in other noncurrent liabilities as of June 30, 2015 was $7.1 million and $0 as of December 31, 2014. In the six months ended June 30, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
Our Medicare Advantage contracts are with the Centers for Medicare & Medicaid Services ("CMS"). CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. The change in our estimate for the risk adjustment revenue related to prior years in the three and six months ended June 30, 2015 increased health plan services premium revenues by $9.1 million and $3.7 million, respectively. The change in our estimate for the risk adjustment revenue related to prior years in the three and six months ended June 30, 2014 increased health plan services premium revenues by $4.4 million and $20.0 million, respectively.
Our premiums from the Medi-Cal programs and other state-sponsored health programs are subject to certain retroactive premium adjustments based on expected and actual health care costs. For the three and six months ended June 30, 2015, retroactive premium adjustments for our Medi-Cal member risk reassignment for prior years increased premium revenue by $2.6 million and $29.8 million, respectively. For the three and six months ended June 30, 2014, retroactive premium adjustments for prior periods were not material.

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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of June 30, 2015, we had calculated a surplus of $171.6 million. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of June 30, 2015 in connection with the Agreement. As of December 31, 2014, we had calculated a surplus of $53.4 million under the Agreement and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on December 31, 2014. For the three and six months ended June 30, 2014, our health plan services premium revenue was reduced by $40.4 million and $53.3 million, respectively, as a result of the change in the deficit calculated during the three and six months ended June 30, 2014.
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and six months ended June 30, 2015, we had $14.3 million and $99.7 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended June 30, 2015 consisted of $2.4 million in favorable prior year development and a release of $11.9 million of the provision for adverse deviation held at December 31, 2014. The amount for the six months ended June 30, 2015 consisted of $23.0 million in favorable prior year development and a release of $76.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $23.0 million favorable development for the six months ended June 30, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of June 30, 2015 and December 31, 2014 was $79.4 million and $77.7 million, respectively. For the three and six months ended June 30, 2014, we had $3.7 million and $26.6 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended June 30, 2014 consisted of $1.1 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $4.8 million of the provision for adverse deviation held at December 31, 2013. The amount for the six months ended June 30, 2014 consisted of $24.2 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $50.8 million of the provision for adverse deviation held at December 31, 2013. We believe that the $1.1 million and $24.2 million unfavorable developments for the three and six months ended June 30, 2014, respectively, were due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. For the three and six months ended June 30, 2015, the reserve development related to prior years, when considered together with the provision for adverse deviation recorded as of June 30, 2015, did not have a material impact on our operating results or financial condition.
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
Government Contracts
On April 1, 2011, we began delivery of administrative services under our Managed Care Support Contract (the "T-3 contract") for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the U.S. Department of Defense ("Department of Defense" or "DoD") exercised the last of these options, which extended the T-3 contract through March 31, 2015. On June 27, 2014, at the DoD's request, we submitted a proposal to add three additional one-year option periods to the T-3 contract. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If all three one-year option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract (the "T-2017 contracts"). On July 23, 2015, we responded to the DoD's request for proposal, which will reduce the three existing TRICARE regions to two regions. The DoD anticipates it will award the T-2017 contracts in the first quarter of 2016, with health care delivery commencing on April 1, 2017.

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
Our accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended June 30:		(Dollars in millions)
Balance as of April 1, 2014	$(10.0)	$(4.5)	$(14.5)
Other comprehensive income before reclassifications	15.2	—	15.2
Amounts reclassified from accumulated other comprehensive (loss) income	(1.3)	0.1	(1.2)
Other comprehensive income for the three months ended June 30, 2014	13.9	0.1	14.0
Balance as of June 30, 2014	$3.9	$(4.4)	$(0.5)

Balance as of April 1, 2015	$18.4	$(11.1)	$7.3
Other comprehensive (loss) income before reclassifications	(20.2)	—	(20.2)
Amounts reclassified from accumulated other comprehensive (loss) income	(1.0)	0.4	(0.6)
Other comprehensive (loss) income for the three months ended June 30, 2015	(21.2)	0.4	(20.8)
Balance as of June 30, 2015	$(2.8)	$(10.7)	$(13.5)
Six Months Ended June 30:
Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income before reclassifications	33.7	—	33.7
Amounts reclassified from accumulated other comprehensive (loss) income	(1.5)	0.2	(1.3)
Other comprehensive income for the six months ended June 30, 2014	32.2	0.2	32.4
Balance as of June 30, 2014	$3.9	$(4.4)	$(0.5)

Balance as of January 1, 2015	$8.2	$(11.5)	$(3.3)
Other comprehensive (loss) income before reclassifications	(9.6)	—	(9.6)
Amounts reclassified from accumulated other comprehensive (loss) income	(1.4)	0.8	(0.6)
Other comprehensive (loss) income for the six months ended June 30, 2015	(11.0)	0.8	(10.2)
Balance as of June 30, 2015	$(2.8)	$(10.7)	$(13.5)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,		Affected line item in the Consolidated Statements of Operations
	2015	2014	2015	2014
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$1.6	$1.9	$2.2	$2.2	Net investment income
	1.6	1.9	2.2	2.2	Total before tax
	0.6	0.6	0.8	0.7	Tax expense
	1.0	1.3	1.4	1.5	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	(0.1)	(0.2)	(0.2)	(a)
Actuarial gains (losses)	(0.6)	—	(1.1)	(0.1)	(a)
	(0.7)	(0.1)	(1.3)	(0.3)	Total before tax
	(0.3)	—	(0.5)	(0.1)	Tax benefit
	(0.4)	(0.1)	(0.8)	(0.2)	Net of tax

Total reclassifications for the period	$0.6	$1.2	$0.6	$1.3	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and six months ended June 30, 2015, respectively, 985,000 shares and 1,135,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three and six months ended June 30, 2014, respectively, 968,000 shares and 1,044,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three months ended June 30, 2015, we had no shares of common stock equivalents that were considered anti-dilutive. For the six months ended June 30, 2015, an aggregate of 9,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the three and six months ended June 30, 2014, an aggregate of 782,000 shares and 786,000 shares, respectively, of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, which when taken together with the remaining authorization at that time, brought our total authorization up to $400 million. As of December 31, 2014 and June 30, 2015, the remaining authorization under our stock repurchase program was $400.0 million and $306.2 million, respectively. See Note 6 for more information regarding our stock repurchase program.

Goodwill and Other Intangible Assets
We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2015 for our Western Region Operations reporting unit and also re-evaluated the useful lives of our other intangible assets. No goodwill impairment was identified. We also determined that the estimated useful lives of our other intangible assets properly reflected the current estimated useful lives.
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2014	$558.9	$558.9
Balance as of June 30, 2015	$558.9	$558.9
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of June 30, 2015:
Provider networks	$41.5	$(37.5)	$4.0	18.9
Customer relationships and other	29.5	(23.1)	6.4	11.1
	$71.0	$(60.6)	$10.4

As of December 31, 2014:
Provider networks	$41.5	$(36.9)	$4.6	18.9
Customer relationships and other	29.5	(22.3)	7.2	11.1
	$71.0	$(59.2)	$11.8
Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2015	$2.8
2016	2.2
2017	2.2
2018	2.1
2019	0.9
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of June 30, 2015 and December 31, 2014, the restricted cash and cash equivalents balances totaled $0.2 million and $0.2 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $28.2 million and $24.0 million as of June 30, 2015 and December 31, 2014, respectively, and are included in investments available-for-sale.

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
We expect to pay the federal government approximately $232.6 million in September 2015 for our portion of the 2015 health insurer fee based on 2014 premiums in accordance with the ACA. We have recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. In September 2014, we paid the federal government $141.4 million for our portion of the health insurer fee based on 2013 premiums. Our general and administrative expense for the three and six months ended June 30, 2015 include amortization of the deferred cost of $58.5 million and $116.3 million, respectively. Our general and administrative expense for the three and six months ended June 30, 2014 include amortization of the deferred cost of $37.8 million and $74.1 million, respectively. The remaining deferred cost asset was approximately $116.3 million as of June 30, 2015 and $0 as of December 31, 2014.
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
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing ACA laws, regulations and guidance, including with respect to regulations related to treatment of income taxes in calculating risk corridors. How the certain laws and regulations are interpreted and applied may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.

Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income and recorded $9.0 million and $10.8 million for the three months ended June 30, 2015 and 2014, respectively, and recorded $18.1 million and $28.0 million for the six months ended June 30, 2015 and 2014, respectively. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue and recorded $3.9 million and $7.9 million for the three months ended June 30, 2015 and 2014, respectively, and recorded $7.5 million and $7.9 million for the six months ended June 30, 2015 and 2014, respectively. We account for any recoveries as contra-health plan services expense in our consolidated statements of income. Reinsurance assessments and recoveries are classified as current or long-term receivable or payable based on the timing of expected settlement.
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

The following table presents the assets and liabilities related to the 3Rs as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Other receivables:	(Dollars in millions)
Reinsurance	$214.2	$234.0
Risk adjustment	53.5	81.0
Risk corridor	92.6	—

Other noncurrent assets:
Reinsurance	86.4	—
Risk adjustment	34.4	—
Risk corridor	86.3	90.4

Accounts payable and other liabilities:
Risk adjustment	132.3	153.4

Other noncurrent liabilities:
Risk adjustment	95.0	—
Risk corridor	—	3.6

Net Receivable (Payable) Balance:
Risk adjustment	$(139.4)	$(72.4)
Risk corridor	178.9	86.8
Reinsurance	300.6	234.0

The following table presents the changes in our balances related to the 3Rs during the three months ended June 30, 2015 and 2014:

	Net Receivable/(Payable) Balance as of March 31, 2015 and 2014	Change in Estimates Related to Prior Year	Current Estimates	Net Receivable/(Payable) Balance as of June 30, 2015 and 2014
		(Dollars in millions)
Three months ended June 30, 2015
Risk adjustment	$(144.5)	$34.7	$(29.6)	$(139.4)
Risk corridor	143.4	(19.8)	55.3	178.9
Reinsurance	273.4	(23.8)	51.0	300.6
Three months ended June 30, 2014
Risk adjustment	$—	$—	$(30.1)	$(30.1)
Risk corridor	8.7	—	18.6	27.3
Reinsurance	33.1	—	77.5	110.6

The following table presents the changes in our balances related to the 3Rs during the six months ended June 30, 2015 and 2014:

	Net Receivable/(Payable) Balance as of December 31, 2014 and 2013	Change in Estimates Related to Prior Year	Current Estimates	Net Receivable/(Payable) Balance as of June 30, 2015 and 2014
		(Dollars in millions)
Six months ended June 30, 2015
Risk adjustment	$(72.4)	$(6.4)	$(60.6)	$(139.4)
Risk corridor	86.8	5.9	86.2	178.9
Reinsurance	234.0	(19.8)	86.4	300.6
Six months ended June 30, 2014
Risk adjustment	$—	$—	$(30.1)	$(30.1)
Risk corridor	—	—	27.3	27.3
Reinsurance	—	—	110.6	110.6

The change in estimates related to the prior year reduced our pretax income by $(8.9) million and $(20.3) million for three and six months ended June 30, 2015, respectively.
The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year will be completed in the following year with HHS. The risk adjustment and reinsurance amounts for the benefit year 2014 reflect the final reconciliation by HHS. We expect to pay and receive risk adjustment and reinsurance amounts for 2014 during the third quarter of 2015. We expect to receive the estimate amount for the 2014 risk corridor amount from HHS on or about August 14, 2015.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule has been in effect since January 1, 2013. The provisions of section 1202 impact our 1.7 million Medi-Cal members in California and 76,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
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
Recently Issued Accounting Pronouncement
In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-09, “Financial Services—Insurance (Topic 944), Disclosures about Short-Duration Contracts (“ASU 2015-09”). ASU 2015-09 will apply to all insurance entities that issue short-term duration contracts. Insurance entities will be required to present additional disclosures about the liability for unpaid claims and claim adjustment expenses. For health insurance claims, ASU 2015-09 will require the disclosure of the total IBNR liabilities plus expected development on reported claims included in the liability for unpaid claim and claim adjustment expenses. For liabilities for unpaid claims and claim adjustment expenses that are reported at present value, additional disclosures will be required, including the aggregate amount of discount for the time value of money deducted to derive the liability for unpaid claims and claim adjustment expenses, for each period presented in the statement of financial position, and the amount of interest accretion recognized for each period presented in the statement of income. ASU 2015-09 will become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We do not expect this new guidance to have a material effect on our results of operations, financial condition, or cash flows.
3. ASSETS HELD FOR SALE
On November 2, 2014, we signed a definitive seven-year Master Services Agreement with Cognizant to provide consulting, technology and administrative services to us in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services and non-clinical medical management support. In addition, we have entered into an Asset Purchase Agreement with Cognizant for the sale of certain of our software system assets to Cognizant for $50 million. The closing of the Cognizant Transaction and commencement of services thereunder on the BPaaS Services Commencement Date (as defined in the Master Services Agreement), is subject to receipt of required regulatory approvals, and the closing of the related Asset Sale is scheduled for the BPaaS Services Commencement Date. See Note 11 for additional information regarding our subsequent amendment to the Master Services Agreement with Cognizant.

We have determined that the sale of these software system assets constitutes a sale of a business as defined under GAAP, and the requirements to classify these software system assets as held-for-sale were met as of September 30, 2014. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Accordingly, we have classified $50.0 million in assets as assets held for sale as of December 31, 2014 and June 30, 2015. The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale during the year ended December 31, 2014	Impairment Loss for the year ended December 31, 2014	Assets Held for Sale as of December 31, 2014	Assets Classified as Held for Sale during the six months ended June 30, 2015	Impairment Loss for the six months ended June 30, 2015	Assets Held for Sale as of June 30, 2015
Property and equipment, net	$130.2	$(80.2)	$50.0	$1.9	$(1.9)	$50.0
Goodwill allocated to sale of business	7.0	(7.0)	—	—	—	—
Assets held for sale	$137.2	$(87.2)	$50.0	$1.9	$ (1.9)	$50.0
In connection with the pending sale, we have assessed the recoverability of goodwill and our long-lived assets, including property and equipment. As a result, in the year ended December 31, 2014, we recorded $87.2 million in total asset impairments. In the three and six months ended June 30, 2015, we recorded $0 and $1.9 million, respectively, in asset impairments for additional property and equipment classified as assets held for sale (see Note 8). Such property and equipment consist of software system assets.
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

Our segment information for the three and six months ended June 30, 2015 and 2014 are as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended June 30, 2015
Revenues from external sources	$4,022.6	$141.0	$—	$4,163.6
Intersegment revenues	3.4	—	(3.4)	—
Segment pretax income (loss)	154.7	3.8	(26.4)	132.1
Segment net income (loss)	72.4	2.2	(16.2)	58.4
Three months ended June 30, 2014
Revenues from external sources	$3,267.3	$154.1	$—	$3,421.4
Intersegment revenues	3.1	—	(3.1)	—
Segment pretax income (loss)	80.7	21.4	(3.3)	98.8
Segment net income (loss)	37.8	12.5	70.6	120.9
Six months ended June 30, 2015
Revenues from external sources	$7,757.8	$295.7	$—	$8,053.5
Intersegment revenues	6.8	—	(6.8)	—
Segment pretax income (loss)	256.7	16.8	(73.7)	199.8
Segment net income (loss)	123.1	9.8	(44.5)	88.4
Six months ended June 30, 2014
Revenues from external sources	$6,162.1	$298.2	$—	$6,460.3
Intersegment revenues	6.1	—	(6.1)	—
Segment pretax income (loss)	133.7	34.5	(7.4)	160.8
Segment net income (loss)	61.4	20.1	68.1	149.6
Our health plan services premium revenue by line of business for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Commercial premium revenue	$1,412.9	$1,377.5	$2,745.9	$2,641.6
Medicare premium revenue	782.4	757.2	1,551.3	1,512.4
Medicaid premium revenue	1,673.1	1,121.9	3,144.4	1,983.9
Dual Eligibles premium revenue	135.0	5.3	282.6	5.3
Total health plan services premiums	$4,003.4	$3,261.9	$7,724.2	$6,143.2
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
During the three and six months ended June 30, 2015 and 2014, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $6.5 million and $4.6 million as investments available-for-sale-noncurrent as of June 30, 2015 and December 31, 2014, respectively, because we did not intend to sell and we believed it may take longer than one year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$623.7	$2.3	$(3.6)	$622.4
U.S. government and agencies	28.2	—	—	28.2
Obligations of states and other political subdivisions	979.0	10.0	(9.0)	980.0
Corporate debt securities	743.9	2.6	(5.6)	740.9
	$2,374.8	$14.9	$(18.2)	$2,371.5
Noncurrent:
Asset-backed securities	$0.6	$—	$(0.2)	$0.4
Obligations of states and other political subdivisions	1.7	—	(0.2)	1.5
Corporate debt securities	5.3	—	(0.7)	4.6
	$7.6	$—	$(1.1)	$6.5

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$437.2	$2.6	$(1.9)	$437.9
U.S. government and agencies	36.5	—	—	36.5
Obligations of states and other political subdivisions	716.7	17.2	(1.7)	732.2
Corporate debt securities	587.0	2.7	(5.3)	584.4
	$1,777.4	$22.5	$(8.9)	$1,791.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	4.7	—	(0.7)	4.0
	$5.5	$—	$(0.9)	$4.6

As of June 30, 2015, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$41.7	$41.8
Due after one year through five years	538.3	538.1
Due after five years through ten years	642.8	640.9
Due after ten years	528.3	528.3
Asset-backed securities	623.7	622.4
Total current investments available-for-sale	$2,374.8	$2,371.5

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after five years through ten years	7.0	6.1
Asset-backed securities	0.6	0.4
Total noncurrent investments available-for-sale	$7.6	$6.5

Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2015 were $447.9 million and $541.4 million, respectively. Gross realized gains and losses totaled $4.4 million and $2.8 million, respectively, for the three months ended June 30, 2015, and $5.2 million and $3.0 million, respectively, for the six months ended June 30, 2015. Proceeds from sales of investments available-for-sale during the three and six months ended June 30, 2014 were $125.8 million and $192.3 million, respectively. Gross realized gains and losses totaled $2.2 million and $0.3 million, respectively, for the three months ended June 30, 2014, and $3.4 million and $1.2 million, respectively, for the six months ended June 30, 2014.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2015 and December 31, 2014. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities also may be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$360.8	$(3.1)	$40.9	$(0.5)	$401.7	$(3.6)
U.S. government and agencies	1.8	—	—	—	1.8	—
Obligations of states and other political subdivisions	503.0	(8.3)	19.4	(0.7)	522.4	(9.0)
Corporate debt securities	414.6	(5.0)	22.9	(0.6)	437.5	(5.6)
	$1,280.2	$(16.4)	$83.2	$(1.8)	$1,363.4	$(18.2)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through June 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.4	$(0.2)	$0.4	$(0.2)
Obligations of states and other political subdivisions	—	—	1.5	(0.2)	1.5	(0.2)
Corporate debt securities	4.4	(0.7)	0.2	—	4.6	(0.7)
	$4.4	$(0.7)	$2.1	$(0.4)	$6.5	$(1.1)

The following table shows the number of our individual securities-current that have been in a continuous loss position through June 30, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	193	32	225
U.S. government and agencies	2	—	2
Obligations of states and other political subdivisions	344	13	357
Corporate debt securities	364	25	389
	903	70	973

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through June 30, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Obligations of states and other political subdivisions	—	1	1
Corporate debt securities	8	1	9
	8	3	11

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
During the three and six months ended June 30, 2014, we made no share repurchases under our stock repurchase program. As of December 31, 2014, the remaining authorization under our stock repurchase program was $400.0 million. During the three months ended June 30, 2015, we made no share repurchases and during the six months ended June 30, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of June 30, 2015 was $306.2 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2015, $210.0 million was outstanding under our revolving credit facility, and the maximum amount available for borrowing under the revolving credit facility was $383.5 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of June 30, 2015, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2015 and December 31, 2014, we had outstanding letters of credit of $6.5 million and $8.6 million, respectively, resulting in a maximum amount available for borrowing of $383.5 million and $491.4 million, respectively. As of June 30, 2015 and December 31, 2014, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007, we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2015, no default or event of default had occurred under the indenture governing the Senior Notes.
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
Our Senior Notes payable balances were $399.6 million as of June 30, 2015 and $399.5 million as of December 31, 2014.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of June 30, 2015:
Assets:
Cash and cash equivalents	$756.8	$—	$—	$—	$756.8
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$242.2	$—	$—	$242.2
Commercial mortgage-backed securities	—	215.5	0.4	—	215.9
Other asset-backed securities	—	164.7	—	—	164.7
U.S. government and agencies:
U.S. Treasury securities	28.2	—	—	—	28.2
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	980.0	1.5	—	981.5
Corporate debt securities	—	740.9	4.6	—	745.5
Total investments at fair value	$28.2	$2,343.3	$6.5	$—	$2,378.0
Embedded contractual derivative	—	—	—	9.5	9.5
Total assets at fair value	$785.0	$2,343.3	$6.5	$9.5	$3,144.3

As of June 30, 2015:	Level 3	Total
Liability:
Embedded contractual derivative	9.8	9.8
Total liability at fair value	9.8	9.8

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of December 31, 2014:
Assets:
Cash and cash equivalents	$869.1	$—	$—	$—	$869.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$210.9	$—	$—	$210.9
Commercial mortgage-backed securities	—	145.6	0.6	—	146.2
Other asset-backed securities	—	81.4	—	—	81.4
U.S. government and agencies:
U.S. Treasury securities	36.5	—	—	—	36.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	732.2	—	—	732.2
Corporate debt securities	—	584.4	4.0	—	588.4
Total investments at fair value	$36.5	$1,754.5	$4.6	$—	$1,795.6
Embedded contractual derivative	—	—	—	10.0	10.0
Total assets at fair value	$905.6	$1,754.5	$4.6	$10.0	$2,674.7

As of December 31, 2014:	Level 3	Total
Liability:
Embedded contractual derivative	$2.6	$2.6
Total liability at fair value	$2.6	$2.6
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and six months ended June 30, 2015 and 2014. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.
The changes in the balances of Level 3 financial assets for the three months ended June 30, 2015 and 2014 were as follows (dollars in millions):

Three months ended June 30,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$9.5	$—	$9.5	$11.4	$50.0	$61.4
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	—	—	—	1.9	(40.4)	(38.5)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$9.5	$—	$9.5	$13.3	$9.6	$22.9
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the six months ended June 30, 2015 and 2014 were as follows (dollars in millions):

Six months ended June 30,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$10.0	$—	$10.0	$7.2	$62.9	$70.1
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	(0.5)	—	(0.5)	6.1	(53.3)	(47.2)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Closing balance	$9.5	$—	$9.5	$13.3	$9.6	$22.9
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial liability for the three and six months ended June 30, 2015 were as follows (dollars in millions):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Embedded Contractual Derivative
Opening balance	$3.3	$2.6
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	6.5	7.2
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$9.8	$9.8

We had no financial liabilities fair valued on a recurring basis as of June 30, 2014.
As of December 31, 2014, we classified certain assets as assets held for sale. These assets held for sale are carried at the lower of carrying value or fair value (see Note 2, under the heading "Goodwill and Other Intangibles," and Note 3 for additional information). The following table presents information about our assets classified as held for sale as of June 30, 2015 and December 31, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the three and six months ended June 30, 2015 and for the year ended December 31, 2014 (dollars in millions):

	Level 3	Total Asset Impairment for the Three Months Ended June 30, 2015	Total Asset Impairment for the Six Months Ended June 30, 2015	Level 3	Total Asset Impairment for the Year Ended December 31, 2014
	As of June 30, 2015			As of December 31, 2014
Property and equipment, net	$50.0	$—	$1.9	$50.0	$80.2
Goodwill allocated to sale of business	—	—	—	—	7.0
Assets held for sale	$50.0	$—	$1.9	$50.0	$87.2

We had no liabilities fair valued on a non-recurring basis during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

The following tables present quantitative information about Level 3 Fair Value Measurements as of June 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value as of June 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$9.5	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	1.52%	—	2.72%	(2.13%)
			National Health Care Expenditures	-0.87%	—	8.18%	(3.80%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-2.80%	—	15.33%	(6.87%)
	$9.8		National Health Care Expenditures	-0.84%	—	8.48%	(9.53%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.08%	—	2.74%	(2.02%)
			National Health Care Expenditures	3.45%	—	4.14%	(3.80%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	0.79%	—	10.76%	(5.73%)
	$2.6		National Health Care Expenditures	0.64%	—	8.43%	(4.38%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)
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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal. On December 17, 2014, a divided (2-1) Ninth Circuit panel affirmed the district court's decision denying our motion to compel arbitration. On January 14, 2015, we petitioned for rehearing en banc, and the Ninth Circuit denied the petition on February 9, 2015. On February 13, 2015, the Ninth Circuit granted our motion to stay the proceedings, and the proceedings will remain stayed until the final disposition by the U.S. Supreme Court of our petition for a writ of certiorari. Our petition for writ of certiorari was filed on June 10, 2015. On July 23, 2015, the U.S. Supreme Court requested that the Plaintiffs file a response to the petition, which is currently due August 24, 2015.
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
10. INCOME TAXES
The effective income tax rate from operations was 55.8% and (22.3)% for the three months ended June 30, 2015 and 2014, respectively, and 55.8% and 6.9% for the six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015 and 2014, our effective income tax rate was adversely impacted by the health insurer fee under the ACA, which is not deductible for federal income tax purposes and in many state jurisdictions. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee.
For the three months ended June 30, 2014, we incurred a loss on a stock deduction under Internal Revenue Code Section 165, which produced a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. This tax benefit caused our effective tax rate for the quarter to be a negative percentage. Other items that caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the three and six months ended June 30, 2015 and 2014 included state income taxes, tax-exempt interest and non-deductible compensation.
11. SUBSEQUENT EVENTS
Amendment to Cognizant Master Services Agreement
On July 1, 2015, Health Net entered into an amendment (the “Cognizant Amendment”) to the Master Services Agreement, with Cognizant. The Cognizant Amendment suspends efforts towards, and defers the occurrence of, the BPaaS Services Commencement Date (as defined in the Master Services Agreement) by, among other things, extending the Pre-BPaaS Services Commencement Date Termination (as defined in the Master Services Agreement) period, or the period of time during which the Company may terminate the Cognizant Agreement for a break-up fee of $10 million, until after the closing of the Company’s previously-announced merger with Centene pursuant to the terms of the Merger Agreement. Concurrent with executing the Master Services Agreement, we entered into the Asset Purchase Agreement with Cognizant, through which Cognizant was to purchase certain software assets and related intellectual property from us. The closing of the Asset Sale was scheduled for the BPaaS Services Commencement Date. As a result, the parties’ aforementioned decision to suspend efforts towards the BPaaS Services Commencement Date has similarly deferred the Asset Sale.
Cognizant will continue to provide certain application and business processing services pursuant to existing agreements it has with the Company. The Company and Cognizant have agreed to exercise good faith efforts to explore and, if both parties agree to proceed, to negotiate and enter into a new definitive agreement relating to certain services described in the Master Services Agreement, which new definitive agreement shall survive the closing of the Merger. See Note 1 for information regarding our Merger Agreement with Centene.
Consent Solicitation for Senior Notes
On August 3, 2015, the Company commenced a solicitation with respect to the Senior Notes (as described in Note 7, "Financing Arrangements") to amend the defined term "Change of Control" in the Senior Notes to provide that the Merger will not constitute a Change of Control. If the requisite consents are received, the Company intends to execute a supplement to the indenture governing the Senior Notes effecting the amendment, and accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes would be required in connection with the completion of the Merger. The Company is offering a cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes for which a consent is validly delivered. The consent solicitation is scheduled to expire on August 12, 2015.
The Company is conducting the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement (see Note 1). Centene has agreed that it will be responsible for all liabilities incurred by the Company in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Form 10-K") and the other risks discussed in this Quarterly Report on Form 10-Q (this "Form 10-Q") and our other filings from time to time with the U.S. Securities and Exchange Commission ("SEC"). In this Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries.
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid, dual eligible, U.S. Department of Defense (“Department of Defense” or “DoD”), including TRICARE, and U.S. Department of Veterans Affairs ("VA") programs. We also offer behavioral health, substance abuse and employee assistance programs and managed health care products related to prescription drugs.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare,

Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries. As of June 30, 2015, we had approximately 3.2 million medical members in our Western Region Operations reportable segment.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region, our Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract with DoD and other health care related government contracts, including the Patient Centered Community Care program (“PC3 Program”) contract we have with VA. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million Military Health System (“MHS”) eligible beneficiaries. For additional information on our T-3, MFLC and PC3 Program contracts, see "—Results of Operations—Government Contracts Reportable Segment."
On November 2, 2014, we signed a definitive master services agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with the Master Services Agreement, we also entered into an asset purchase agreement (the "Asset Purchase Agreement") pursuant to which we agreed to sell certain software assets and related intellectual property we own to Cognizant (the "Asset Sale," and, together with the transactions contemplated by the Master Services Agreement, the "Cognizant Transaction"). In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that there were no changes to our reportable segments. See Note 3 and Note 11 to our consolidated financial statements for additional information on the Cognizant Transaction, including the parties subsequent decision to defer the BPaaS Commencement Date (as defined in the Master Services Agreement) in connection with the announcement of our transaction with Centene Corporation ("Centene"). This transaction is described in further detail in "—Recent Developments" below and Note 1 to our consolidated financial statements.
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
Recent Development
On July 2, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centene Corporation, a Delaware corporation ("Centene"), together with Chopin Merger Sub I, Inc. ("Merger Sub I") and Chopin Merger Sub II, Inc. ("Merger Sub II"), each a Delaware corporation and a direct, wholly-owned subsidiary of Centene. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I will merge with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation") and (ii) subject to delivery of a legal opinion from counsel to the Surviving Corporation regarding certain aspects of the tax treatment of the transactions, immediately after the consummation of the Merger, the Surviving Corporation will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company.
At the effective time of the Merger, our then existing stockholders will receive per share merger consideration consisting of $28.25 in cash and 0.6220 of one share of Centene's common stock.
The Company and Centene each have agreed, subject to certain exceptions, not to directly or indirectly solicit competing acquisition proposals or to enter into, continue or participate in discussions or negotiations concerning, or enter into any letter of intent, memorandum of understanding, merger agreement or other agreement relating to, an alternative business combination. However, our board of directors may, subject to certain conditions, withdraw its recommendation that its stockholders vote in favor of adoption of the Merger Agreement and terminate the Merger Agreement, and the Centene board of directors may, subject to certain conditions, withdraw its recommendation that its stockholders vote in favor of approval of the issuance of common stock forming part of the Merger Consideration (as defined in the Merger Agreement) and terminate the Merger Agreement, in connection with the receipt of an alternative proposal that our board of directors or Centene's board of directors, as the case may be, determines constitutes a superior proposal, and such board determines in good faith that a failure to effect such a withdrawal of recommendation would be inconsistent with its fiduciary duties.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including approval by our stockholders of the adoption of the Merger Agreement and approval by Centene's stockholders of the issuance of the common stock forming part of the merger consideration, as well as various regulatory approvals. The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close by early 2016.
Cognizant Transaction
On November 2, 2014, we entered into the Master Services Agreement with Cognizant. Under the terms of the Master Services Agreement, Cognizant agreed to, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services"). Concurrent with executing the Master Services Agreement, we entered into the Asset Purchase Agreement with Cognizant, through which Cognizant agreed to purchase certain software assets and related intellectual property from us for $50 million (the "Asset Sale"). See Note 3 to our consolidated financial statements for additional information. However, in connection with the announcement of the Merger with Centene, the parties agreed to suspend efforts towards, and defer the occurrence of, the BPaaS Services Commencement Date. Accordingly, on July 1, 2015, the parties entered into an amendment to the Master Services Agreement (the “Cognizant Amendment”) which, among other things, extended the Pre-BPaaS Services Commencement Date Termination period, or the period of time during which the Company may terminate the Cognizant Agreement for a break-up fee of $10 million, until after the closing of the Merger. Cognizant will continue to provide certain application and business processing services pursuant to existing agreements it has with the Company. The Company and Cognizant have agreed to exercise good faith efforts to explore and, if both parties agree to proceed, to negotiate and enter into a new definitive agreement relating to certain services described in the Master Services Agreement, which new definitive agreement shall survive the closing of the Merger.
The closing of the Asset Sale was scheduled for the BPaaS Services Commencement Date. As a result, the parties’ aforementioned decision to suspend efforts towards the BPaaS Services Commencement Date has similarly deferred the Asset Sale.
Due to the deferral of the Cognizant Transaction, the Master Services Agreement will not generate the expected $150 to $200 million in annual general and administrative and depreciation expense savings in the previously anticipated time frame. However, we are engaging in ongoing efforts to negotiate with Cognizant and other vendors to implement alternative arrangements for the BP and IT Services that were to be provided through the Cognizant Transaction to achieve general and administrative expense savings.
Our operating results in our Corporate/Other segment for the three and six months ended June 30, 2015 were impacted by $26.4 million and $73.7 million, respectively, in pretax expenses primarily related to the Cognizant Transaction. See Note 3 and Note 11 to our consolidated financial statements for additional information regarding the Cognizant Transaction.
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
Legal, Regulatory and Legislative Developments
Several recent lawsuits have considered the question of whether the ACA authorizes the Internal Revenue Service (“IRS”) to provide premium tax credits to individuals who purchase coverage through a federally-facilitated exchange (“FFE”). On June 25, the U.S. Supreme Court issued a ruling on one of these challenges in King v. Burwell. In King, the Court upheld the IRS rule that the ACA's premium tax credits are available to individuals in states that have an FFE. The King ruling settled one of the most prominent legal challenges to the ACA's implementation, though other legal challenges to the ACA remain ongoing, including litigation around federal regulations regarding contraception coverage and the ability of HHS to make payments to plans under the ACA’s cost sharing reductions program.
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level ("FPL") to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this "Medicaid expansion." As of June 30, 2015, our total Medicaid membership increased by 27.4 percent as compared to June 30, 2014, primarily as a result of Medicaid expansion.
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
We have experienced significant growth in our individual commercial enrollment since open enrollment for the exchanges commenced in October 2013. However, as we move past our second enrollment period, the exchanges remain a new marketplace with which we have limited experience, and a variety of factors could alter the economics and structure of our participation in the exchanges. These factors include, among others, changing economic conditions, the dynamic competitive environment on the exchanges, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges. If we are unable to successfully adapt to any such changes in our markets, our financial condition, cash flows and results of operations may be adversely affected. For more information on the exchanges, including enrollment information, see Note 2 to our consolidated financial statements and "—Western Region Operations Reportable Segment—Western Region Operations Segment Membership."
Health Insurer Fee
Our operating results for the three and six months ended June 30, 2015 were impacted by fees imposed under the ACA, including $58.5 million and $116.3 million, respectively, of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2014 net premiums written (the "health insurer fee"). In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee that was calculated based on 2013 premiums. We currently estimate that our allocable share of the health insurer fee based on 2014 premiums and payable in September 2015 (the "2014 Fee") will be approximately $232.6 million. However, this estimate is subject to inherent uncertainty as the amount of premiums upon which the 2014 Fee allocation is based is subject to a review and correction period by the IRS. The final assessment for the 2014 Fee is not expected to be made until August 2015. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, we could experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum. For the three and six months ended June 30, 2015, respectively, due to the non-deductibility of the health insurer fee for federal income tax purposes, our effective income tax rate was adversely affected by 17.4 percentage points and 17.2 percentage points, respectively. In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, our portion of the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. We generally are also unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For more information on this and other ACA related fees, including the associated risks, see Note 2, under the heading "Accounting for Certain Provisions of the ACA," to our consolidated financial statements.
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
The individual and small group market represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing ACA laws, regulations and guidance, including with respect to regulations related to treatment of income taxes in calculating risk corridors. How the certain laws and regulations are interpreted and applied may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
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
MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. As of June 30, 2015 and December 31, 2014, we had accrued $261.5 million and $200.6 million, respectively, for an MLR rebate with respect to our adult Medicaid expansion population payable to DHCS. Accordingly, during the six months ended June 30, 2015, health plan services premium revenues were reduced by $60.9 million. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced health plan services premium revenue by $10.0 million and $25.8 million for the three and six months ended June 30, 2015, respectively. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other noncurrent assets as of June 30, 2015 was $0, and the profit corridor payable balance included in accounts payable and other liabilities as of June 30, 2015 was $7.2 million. The profit corridor payable balance included in other noncurrent liabilities as of June 30, 2015 was $7.1 million. In the six months ended June 30, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See Note 2, under the heading "Health Plan Services Revenue Recognition," to our consolidated financial statements for further discussion on these MLR provisions.

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
RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$4,003,432	$3,261,878	$7,724,232	$6,143,223
Government contracts	141,055	154,083	295,769	298,173
Net investment income	16,424	12,043	29,665	23,145
Administrative services fees and other income	2,712	(6,612)	3,853	(4,214)
Total revenues	4,163,623	3,421,392	8,053,519	6,460,327
Expenses
Health plan services (excluding depreciation and amortization)	3,363,742	2,763,179	6,506,605	5,165,521
Government contracts	137,262	133,208	279,802	265,182
General and administrative	448,713	344,734	902,561	705,757
Selling	69,190	64,002	137,886	128,154
Depreciation and amortization	4,202	9,641	8,509	19,304
Interest	8,412	7,826	16,461	15,647
Asset impairment	—	—	1,884	—
Total expenses	4,031,521	3,322,590	7,853,708	6,299,565
Income from operations before income taxes	132,102	98,802	199,811	160,762
Income tax provision	73,734	(22,065)	111,455	11,108
Net income	$58,368	$120,867	$88,356	$149,654
Net income per share:
Basic	$0.76	$1.51	$1.15	$1.87
Diluted	$0.75	$1.49	$1.13	$1.85
For the three and six months ended June 30, 2015, we reported net income of $58.4 million or $0.75 per diluted share and net income of $88.4 million or $1.13 per diluted share, respectively, as compared to net income of $120.9 million or $1.49 per diluted share and net income of $149.7 million or $1.85 per diluted share, respectively, for the same periods in 2014. Pretax margins were 3.2 percent and 2.5 percent, respectively, for the three and six months ended June 30, 2015 compared to 2.9 percent and 2.5 percent, respectively, for the same periods in 2014.
Our total revenues increased 21.7 percent for the three months ended June 30, 2015 to approximately $4.2 billion from approximately $3.4 billion in the same period in 2014 and increased 24.7 percent for the six months ended June 30, 2015 to approximately $8.1 billion from approximately $6.5 billion in the same period in 2014.
Health plan services premium revenues increased by 22.7 percent to approximately $4.0 billion for the three months ended June 30, 2015 compared to approximately $3.3 billion in the same period in 2014, and increased by 25.7 percent to approximately $7.7 billion for the six months ended June 30, 2015 compared to approximately $6.1 billion in the same period in 2014.
Health plan services expenses increased by 21.7 percent to approximately $3.4 billion for the three months ended June 30, 2015 compared to approximately $2.8 billion in the same period in 2014, and increased by 26.0 percent to approximately $6.5 billion for the six months ended June 30, 2015 compared to approximately $5.2 billion in the same period in 2014. Net investment income increased to approximately $16.4 million and $29.7 million for the three and six months ended June 30, 2015, respectively, compared with approximately $12.0 million and $23.1 million for the three and six months ended June 30, 2014, respectively, primarily due to larger investments-available-for-sale balances during these periods.
Our government contracts revenues decreased by 8.5 percent for the three months ended June 30, 2015 to approximately $141.1 million from approximately $154.1 million in the same period in 2014 and decreased by 0.8 percent for the six months ended June 30, 2015 to approximately $295.8 million from approximately $298.2 million in the same period in 2014. Our government contracts costs increased by 3.0 percent for the three months ended June 30, 2015 to approximately $137.3 million from approximately $133.2 million in the same period in 2014 and increased by 5.5 percent for the six months ended June 30, 2015 to approximately $279.8 million from approximately $265.2 million in the same period in 2014. The decreases in government contract revenues for the three and six months ended June 30, 2015 were primarily due to lower incentives on the T-3 contract, partially offset by increased revenues from the PC3 Program. The increases in government contract costs for the three and six months ended June 30, 2015 were primarily due to increased services provided under the PC3 Program. For additional information see “—Government Contracts Reportable Segment".
Our general and administrative (G&A) expenses increased by $104.0 million, or 30.2 percent, in the three months ended June 30, 2015 compared to the same period in 2014 and increased by $196.8 million, or 27.9 percent, in the six months ended June 30, 2015 compared to the same period in 2014, primarily due to increases in premium taxes, increases in the health insurer fee which is based on the prior calendar year premiums, as well as expenses related to the Cognizant Transaction (see "—Overview—Cognizant Transaction" and Note 3 to our consolidated financial statements). See "—Overview—Health Care Reform Legislation and Implementation" for more information regarding the health insurer fee.

Days Claims Payable
Days claims payable ("DCP") for the second quarter of 2015 was 47.6 days compared with 49.0 days in the second quarter of 2014. Adjusted DCP, which we calculate in accordance with the paragraph below, for the second quarter of 2015 was 59.1 days compared with 64.4 days in the second quarter of 2014. The decreases in our DCP and adjusted DCP are primarily due to the increase in health plan services cost, partially offset by an increase in reserves for claims and other settlements, which resulted from enrollment growth.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the quarter and multiplying that amount by the number of days in the quarter. In this Quarterly Report on Form 10-Q, the following table presents an adjusted DCP metric that subtracts capitation and Medicare Advantage Prescription Drug ("MAPD") payables/costs from the Claims Reserve and Health Plan Costs. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Three months ended June 30,
	2015	2014
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,757.9	$1,488.3
Less: Capitation and MAPD Payables	(374.4)	(351.7)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,383.5	$1,136.6
(3) Health Plan Services Cost—GAAP	$3,363.7	$2,763.2
Less: Capitation and MAPD Costs	(1,233.0)	(1,156.0)
(4) Health Plan Services Cost—Adjusted	$2,130.7	$1,607.2
(5) Number of Days in Period	91	91
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	47.6	49.0
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	59.1	64.4

Income Tax Provision
Our income tax expense and the effective tax rate for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income tax expense (benefit)	$73.7	$(22.1)	$111.5	$11.1
Effective income tax rate	55.8%	(22.3)%	55.8%	6.9%
For the three and six months ended June 30, 2015 and 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The non-deductible health insurer fee increased our effective tax rate for the three and six months ended June 30, 2015 by 17.4 percentage points and 17.2 percentage points, respectively, compared with 13.7 percentage points and 14.0 percentage points for the three and six months ended June 30, 2014, respectively. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Our effective tax rate was affected favorably for the three months ended June 30, 2014 by 73.5 percentage points due to a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. Other items that caused our effective tax rate to differ from the statutory federal tax rate of 35% for the three and six months ended June 30, 2015 and 2014 include state income taxes, tax-exempt interest and non-deductible compensation. See Note 10 to our consolidated financial statements for additional information.

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
Western Region Operations Segment Membership (in thousands)

	As of June 30, 2015	As of June 30, 2014	Increase/ (Decrease)	% Change
California
Large Group	444	492	(48)	(9.8)%
Small Group	241	240	1	0.4%
Individual	279	272	7	2.6%
Commercial	964	1,004	(40)	(4.0)%
Medicare Advantage	168	162	6	3.7%
Medi-Cal/Medicaid	1,712	1,359	353	26.0%
Dual Eligibles	27	2	25	1,250.0%
Total California	2,871	2,527	344	13.6%

Arizona
Large Group	36	48	(12)	(25.0)%
Small Group	37	43	(6)	(14.0)%
Individual	69	99	(30)	(30.3)%
Commercial	142	190	(48)	(25.3)%
Medicare Advantage	38	46	(8)	(17.4)%
Medicaid	76	45	31	68.9%
Total Arizona	256	281	(25)	(8.9)%

Northwest
Large Group	27	28	(1)	(3.6)%
Small Group	22	25	(3)	(12.0)%
Individual	2	4	(2)	(50.0)%
Commercial	51	57	(6)	(10.5)%
Medicare Advantage	63	54	9	16.7%
Total Northwest	114	111	3	2.7%

Total Health Plan Enrollment
Large Group	507	568	(61)	(10.7)%
Small Group	300	308	(8)	(2.6)%
Individual	350	375	(25)	(6.7)%
Commercial	1,157	1,251	(94)	(7.5)%
Medicare Advantage	269	262	7	2.7%
Medi-Cal/Medicaid	1,788	1,404	384	27.4%
Dual Eligibles	27	2	25	1,250.0%
	3,241	2,919	322	11.0%

Total Western Region Operations enrollment was approximately 3.2 million members at June 30, 2015, an increase of 11.0 percent compared with enrollment at June 30, 2014. Total enrollment in our California health plans increased by 13.6 percent to approximately 2.9 million members from June 30, 2014 to June 30, 2015.
Western Region Operations commercial enrollment decreased by 7.5 percent from June 30, 2014 to approximately 1.2 million members at June 30, 2015, primarily due to membership decreases in our large group and individual businesses.
Enrollment in our large group business decreased by 10.7 percent, or approximately 61,000 members, from approximately 568,000 members at June 30, 2014 to approximately 507,000 members at June 30, 2015 due to competitive pricing in California. Enrollment in our small group business in our Western Region Operations segment decreased by 2.6 percent, from approximately 308,000 members at June 30, 2014 to approximately 300,000 members at June 30, 2015. Enrollment in our individual business in our Western Region Operations segment decreased by 6.7 percent, from approximately 375,000 members at June 30, 2014 to approximately 350,000 members at June 30, 2015 primarily due to declines in Arizona as a result of competitive pricing on the individual exchange. As of June 30, 2015, membership in our tailored network products accounted for 54.7 percent of our Western Region Operations commercial enrollment compared with 52.5 percent at June 30, 2014.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at June 30, 2015 was approximately 269,000 members, an increase of 2.7 percent compared with approximately 262,000 members at June 30, 2014. This increase was due to gains of approximately 9,000 members in the Northwest and 6,000 members in California, partially offset by a loss of 8,000 members in Arizona. We have exited certain under-performing counties in our Medicare business, and consequently expected lower enrollment in our Medicare Advantage plans in 2015.
Enrollment in our state Medicaid program in California ("Medi-Cal") increased by approximately 353,000 members, or 26.0 percent, to approximately 1,712,000 members at June 30, 2015 compared with approximately 1,359,000 members at June 30, 2014, primarily as a result of new members added from Medicaid expansion. We expect that our Medi-Cal enrollment for the remainder of 2015 will be impacted by the state of California’s efforts to redetermine enrollee eligibility for the state’s Medicaid program. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with AHCCCS. As of June 30, 2015, we had approximately 76,000 Medicaid members in Arizona compared with approximately 45,000 members as of June 30, 2014. On February 4, 2015, we received a notice from the AHCCCS Division of Health Care Management that stated that we were in violation of our Medicaid contract in Maricopa County. As a result, we are currently subject to sanctions that include a cap on member auto assignments under the contract effective as of February 13, 2015 until further notice.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of June 30, 2015, approximately 925,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 54 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The CCI is being implemented in seven counties, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. As of June 30, 2015, we had approximately 27,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.
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
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment has concluded in both Los Angeles and San Diego counties. For the remainder of the demonstration, all dual eligibles, including newly eligible individuals, individuals who have previously selected or been passively enrolled in a health plan and individuals who have previously opted out of the demonstration, have the continuing option to select from the Cal MediConnect health plans available in their county or "opt out" of the demonstration. As of July 1, 2015, we were administering benefits to 42% of the Cal MediConnect enrollments in Los Angeles County and 20% of the enrollments in San Diego County.
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
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to beneficiaries, providers, regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, larger than expected numbers of dual eligibles opted out of the demonstration during passive enrollment in Los Angeles and San Diego counties, which impacted our expected enrollment for 2014 and the first half of 2015. We have worked with DHCS and others to implement outreach and other programs designed to increase our Cal MediConnect enrollment, but if enrollment continues below expectations over the course of the demonstration, our overall profitability with respect to our participation in the CCI may be lower than originally anticipated. Due to these and other risks associated with the CCI, including, without limitation, that the dual eligibles demonstration is a pilot program subject to changing legislation and state budgetary concerns, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation. For a discussion of this and other risks related to our participation in the CCI, see "Item 1A. Risk Factors" in our Form 10-K.

Western Region Operations Segment Results

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,412,920	$1,377,460	$2,745,914	$2,641,637
Medicare premiums	782,412	757,194	1,551,297	1,512,352
Medicaid premiums	1,673,083	1,121,912	3,144,437	1,983,922
Dual Eligibles premiums	135,017	5,312	282,584	5,312
Health plan services premiums	4,003,432	3,261,878	7,724,232	6,143,223
Net investment income	16,424	12,043	29,665	23,145
Administrative services fees and other income	2,712	(6,612)	3,853	(4,214)
Total revenues	4,022,568	3,267,309	7,757,750	6,162,154
Health plan services	3,363,742	2,763,179	6,506,605	5,165,521
Premium tax	67,954	31,930	126,371	74,388
Health insurer fee	58,500	37,844	116,320	74,137
Other ACA fees	21,495	22,546	42,312	45,073
Administrative expenses	274,610	249,665	547,124	506,259
Total general and administrative	422,559	341,985	832,127	699,857
Selling	69,190	64,002	137,886	128,154
Depreciation and amortization	3,958	9,641	7,958	19,304
Interest	8,412	7,826	16,461	15,647
Total expenses	3,867,861	3,186,633	7,501,037	6,028,483
Income from operations before income taxes	154,707	80,676	256,713	133,671
Income tax provision	82,300	42,874	133,661	72,245
Net income	$72,407	$37,802	$123,052	$61,426
Pretax margin	3.8%	2.5%	3.3%	2.2%
Western Region Operations premium yield	8.0%	10.8%	7.4%	7.9%
Western Region Operations premium per member per month (PMPM) (d)	$414.68	$384.03	$405.82	$377.77
Western Region Operations health care cost trend	7.1%	10.5%	7.6%	6.0%
Western Region Operations health care cost PMPM (d)	$348.42	$325.32	$341.84	$317.65
Western Region Operations health plan services MCR (a)	84.0%	84.7%	84.2%	84.1%
Administrative expense ratio (b)	6.9%	7.7%	7.1%	8.2%
Total G&A expense ratio (b)	10.5%	10.5%	10.8%	11.4%
Selling costs ratio (c)	1.7%	2.0%	1.8%	2.1%

_________________

(a)	Western Region Operations medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

(b)
Administrative expense and Total G&A expense ratios are computed as either administrative expenses or total general and administrative expenses divided by the sum of health plan services premiums revenue and administrative services fees and other income.

(c)	The selling costs ratio is computed as selling expenses divided by health plan services premiums revenue.

(d)	Per member per month ("PMPM") is calculated based on member months.

Revenues
Total revenues in our Western Region Operations segment increased 23.1 percent to approximately $4.0 billion for the three months ended June 30, 2015 and increased 25.9 percent to approximately $7.8 billion for the six months ended June 30, 2015, compared to the same periods in 2014 primarily due to an increase in our premium revenues in our health plans.
Health plan services premium revenues in our Western Region Operations segment increased 22.7 percent to approximately $4.0 billion for the three months ended June 30, 2015 and increased 25.7 percent to approximately $7.7 billion for the six months ended June 30, 2015 compared to the same periods in 2014 primarily due to enrollment growth from Medicaid expansion, dual eligibles and the individual ACA exchanges. Our MLR rebate liability, which is payable to DHCS in connection with Medicaid adult expansion members decreased by $2.5 million for the three months ended June 30, 2015 and increased by $60.9 million for the six months ended June 30, 2015. No MLR rebates were recorded in the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, respectively, we accrued $10.0 million and $25.8 million for excess profit sharing, which is payable to the state of Arizona under our Arizona Medicaid contract. Due to the combined impact of these MLR rebates and profit sharing provisions in Arizona, Medicaid premium revenue was reduced by $7.5 million and $86.7 million for the three and six months ended June 30, 2015, respectively, compared with $6.6 million and $8.0 million for the three and six months ended June 30, 2014, respectively related to MLR rebates and excess profit sharing. For the three and six months ended June 30, 2015, retroactive premium adjustments for our Medi-Cal member risk reassignment for prior periods increased premium revenue by $2.6 million and $29.8 million, respectively. See Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information.
Investment income in our Western Region Operations segment increased to $16.4 million for the three months ended June 30, 2015 from $12.0 million and increased to $29.7 million for the six months ended June 30, 2015 from $23.1 million for the same periods in 2014 primarily due to larger investments-available-for-sale balances.
Administrative services fees and other income in our Western Region Operations segment increased to $2.7 million and $3.9 million for the three and six months ended June 30, 2015, respectively, from $(6.6) million and $(4.2) million, respectively, for the same periods in 2014. The administrative services fees and other income for the three and six months ended June 30, 2014 were negative due to the reversal of certain ACA administrative fee income booked in the first quarter of 2014 and the fourth quarter of 2013 as discussed in Note 2 to the consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA—Section 1202 of the ACA."
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 21.7 percent to $3.4 billion for the three months ended June 30, 2015 and increased by 26.0 percent to $6.5 billion for the six months ended June 30, 2015 compared to $2.8 billion and $5.2 billion for the three and six months ended June 30, 2014, respectively, primarily due to enrollment growth from Medicaid expansion and dual eligibles.
Premium Yields and Health Care Cost Trends
Our Western Region Operations premium PMPM increased by 8.0 percent to $415 for the three months ended June 30, 2015 compared to an increase of 10.8 percent to $384 for the same period in 2014. Western Region Operations premium PMPM increased by 7.4 percent to $406 for the six months ended June 30, 2015 compared to an increase of 7.9 percent to $378 for the same period in 2014.
Western Region Operations health care cost PMPM increased by 7.1 percent to $348 for the three months ended June 30, 2015 compared to an increase of 10.5 percent to $325 for the same period in 2014. Health care cost PMPM increased by 7.6 percent to $342 for the six months ended June 30, 2015 compared to an increase of 6.0 percent to $318 for the same period in 2014.
The change in the premium yields and health care cost trends reflect the ongoing product mix change associated with our membership growth.
Medical Care Ratios
The Western Region Operations health plan services MCR was 84.0 percent and 84.2 percent for the three and six months ended June 30, 2015, respectively, compared with 84.7 percent and 84.1 percent for the three and six months ended June 30, 2014, respectively. The improvement in the three months ended June 30, 2015 compared to the same period in 2014 is primarily due to improved performance in our Medicaid business.

General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $422.6 million and $832.1 million for the three and six months ended June 30, 2015, respectively, compared with $342.0 million and $699.9 million for the three and six months ended June 30, 2014, respectively. The total G&A expense ratio was 10.5 percent and 10.8 percent for the three and six months ended June 30, 2015, respectively, compared to 10.5 percent and 11.4 percent for the three and six months ended June 30, 2014, respectively. The increases in our total general and administrative expenses were primarily due to increases in the health insurer fee and premium taxes.
Selling expense in our Western Region Operations segment was $69.2 million and $137.9 million for the three and six months ended June 30, 2015, respectively, compared with $64.0 million and $128.2 million for the three and six months ended June 30, 2014, respectively. The selling costs ratio was 1.7 percent and 1.8 percent for the three and six months ended June 30, 2015, respectively, compared with 2.0 percent and 2.1 percent for the three and six months ended June 30, 2014, respectively.
Interest expense in our Western Region Operations segment was $8.4 million and $16.5 million for the three and six months ended June 30, 2015, respectively, compared with $7.8 million and $15.6 million for the three and six months ended June 30, 2014, respectively.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If the two remaining option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract (the "T-2017 contracts"). On July 23, 2015, we responded to the DoD's request for proposal, which will reduce the three existing TRICARE regions to two regions. The DoD anticipates it will award the T-2017 contracts in the first quarter of 2016, with health care delivery commencing on April 1, 2017. If we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted. See "Item 1A. Risk Factors" in our Form 10-K for additional discussion of this and certain other risks related to our participation in TRICARE and other government programs.
Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million MHS eligible beneficiaries as of June 30, 2015. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contract were $28.7 million and $57.3 million for the three and six months ended June 30, 2015, respectively, compared to $31.9 million and $61.4 million for the three and six month ended June 30, 2014, respectively.
In September 2013, VA awarded us a contract under its new PC3 Program. The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, the VA exercised option period 1 which commenced on October 1, 2014 and is scheduled to end on September 30, 2015. On July 27, 2015, VA notified us of its intent to exercise option period 2, which would commence on October 1, 2015 and would be scheduled to end on September 30, 2016. In addition to the one-year option periods, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's needs. In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 contract expires no later than September 30, 2017. For the three and six months ended June 30, 2015, we had $21.5 million and $39.6 million, respectively, in revenues from the PC3 Program compared to $3.5 million and $5.4 million, respectively, for the three and six months ended June 30, 2014. This increase was driven primarily by the increased services related to the VACAA modification.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Government contracts revenues	$141,055	$154,083	$295,769	$298,173
Government contracts costs	137,248	132,634	278,935	263,704
Income from operations before income taxes	3,807	21,449	16,834	34,469
Income tax provision	1,587	8,942	6,993	14,328
Net income	$2,220	$12,507	$9,841	$20,141
Government contracts revenues decreased by $13.0 million, or 8.5 percent, for the three months ended June 30, 2015 and decreased by $2.4 million, or 0.8 percent, for the six months ended June 30, 2015 as compared to the same periods in 2014. Government contracts costs increased by $4.6 million, or 3.5 percent, for the three months ended June 30, 2015 and increased by $15.2 million, or 5.8 percent, for the six months ended June 30, 2015 as compared to the same periods in 2014. The decreases in government contract revenues for the three and six months ended June 30, 2015 were primarily due to lower incentives on the T-3 contract, partially offset by increased revenues from the PC3 Program. The increases in government contract costs for the three and six months ended June 30, 2015 were primarily due to costs associated with the ramp-up of operations associated with the PC3 Program. These higher costs were driven by VA's expedited implementation of the VACAA modification of the PC3 Program, and we expect these higher costs to continue through the second half of 2015. In total, we expect to spend approximately $40 million in start-up costs in 2015, which will not recur in 2016.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Costs included in government contract costs	$14	$574	$867	$1,478
Costs included in G&A	26,154	2,749	70,434	5,900
Depreciation and amortization	244	—	551	—
Asset impairment	—	—	1,884	—
Loss from operations before income taxes	(26,412)	(3,323)	(73,736)	(7,378)
Income tax benefit	(10,153)	(73,881)	(29,199)	(75,465)
Net loss	$(16,259)	$70,558	$(44,537)	$68,087
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.

Our Corporate/Other segment for the three and six months ended June 30, 2015 primarily includes expenses related to the Cognizant Transaction. See Note 3 and Note 11 to our consolidated financial statement and "—Overview—Cognizant Transaction" for additional information regarding the Cognizant Transaction.
Our Corporate/Other segment for the three and six months ended June 30, 2014 were primarily impacted by severance expenses related to our efforts to address scale issues. Our Corporate/Other segment for the three and six months ended June 30, 2014 also included a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits, created by a loss on the stock of one of our subsidiaries.
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
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. For example, our receivable from DHCS and AHCCCS related to our California and Arizona Medicaid businesses totaled $241.7 million as of June 30, 2015 and $801.7 million as of December 31, 2014. The receivable from CMS related to our Medicare business was $146.3 million as of June 30, 2015 and $119.1 million as of December 31, 2014. Our Government Contracts receivable, including receivables from the DoD relating to our current and prior contracts for the TRICARE North Region, was $223.2 million as of June 30, 2015 and $150.5 million as of December 31, 2014. The timing of collection of such receivables from the federal and state governments and agencies is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, we believe that our cash flow in 2015 will be impacted, among other things, by the timing of payments related to the ACA. The largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the 2014 health insurer fee, based upon 2013 premiums, was $141.4 million. We paid that amount in September 2014. We currently estimate that our allocable share of the health insurer fee payable in 2015, based upon 2014 premiums, is approximately $232.6 million, and is expected to be paid in a single lump sum payment in September 2015. Our cash flow is also impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. Our receivable balance for the reinsurance program related to the premium stabilization provisions of the ACA was $300.6 million and $234.0 million as of June 30, 2015 and December 31, 2014, respectively. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers for the following year. Our net receivable balance for the risk corridor program related to the premium stabilization provisions of the ACA was $178.9 million and $86.8 million as of June 30, 2015 and December 31, 2014, respectively. HHS recognizes, in both final regulations and guidance, it is obligated to make the risk corridors program payments without regard to budget neutrality. Although HHS anticipates the program will be budget neutral, the ACA requires HHS to make full payments to those issuers with risk corridors receivable. Additionally, HHS states in final regulations and guidance that if the program’s collections, including any potential carryover from prior years, are insufficient to satisfy its payment obligations, the agency will use other sources of funding to meet its payment obligations, subject to the availability of appropriations. If corridor collections are insufficient in 2015, HHS explains that it shall fulfill its obligations for the 2014 benefit year by using funds collected for the 2015 benefit year prior to making payments on 2015 obligations. Our net payable balance for the risk adjustment program related to the premium stabilization provisions of the ACA was $139.4 million and $72.4 million as of June 30, 2015 and December 31, 2014, respectively. See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions. Depending on the amounts due or payable as a result of these provisions, our financial condition, cash flows and results of operations could be materially adversely affected.
Cash and Investments
As of June 30, 2015, the fair value of our investment securities available-for-sale was $2.4 billion, which includes both current and noncurrent investments. Noncurrent investments were $6.5 million as of June 30, 2015. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of June 30, 2015, our investment portfolio includes $622.8 million, or 26.2% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of June 30, 2015, our investment portfolio also included $981.5 million, or 41.3% of our portfolio holdings, of obligations of states and other political subdivisions and $745.5 million, or 31.3% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $19.3 million as of June 30, 2015 and $9.8 million as of December 31, 2014. Included in the gross unrealized losses as of June 30, 2015 and December 31, 2014 were $1.1 million and $0.9 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and six months ended June 30, 2015 or 2014.

Operating Activities
Our net cash flow provided by operating activities for the six months ended June 30, 2015 compared to the same period in 2014 is as follows:

	June 30,	June 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$600.3	$297.7	$302.6
Net cash provided by operating activities increased by $302.6 million for the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to the receipt of ACA 1202 payments and the timing of other Medi-Cal payments, partially reduced by the decrease in reserves for claims and other settlements.
Investing Activities
Our net cash flow used in investing activities for the six months ended June 30, 2015 compared to the same period in 2014 is as follows:

	June 30,	June 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash used in investing activities	$(753.3)	$(21.7)	$(731.6)
Net cash used in investing activities increased by $731.6 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to a $726.9 million increase in net purchases of available-for-sale investments.
Financing Activities
Our net cash flow provided by (used in) financing activities for the six months ended June 30, 2015 compared to the same period in 2014 is as follows:

	June 30,	June 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash provided by (used in) financing activities	$40.7	$(106.1)	$146.8
Net cash provided by financing activities increased by $146.8 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to a $114.0 million net increase in cash provided by customer funds administered and a $110.0 million increase in net borrowings under our revolving credit facility, partially offset by a $99.5 million increase in share repurchases under our stock repurchase program.
Capital Structure
Our debt-to-total capital ratio was 26.3 percent as of June 30, 2015 compared with 22.6 percent as of December 31, 2014. This increase is primarily due to an increase in borrowings under our revolving credit facility.
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
During the three months ended June 30, 2015, we made no share repurchases and during the six months ended June 30, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of June 30, 2015 was $306.2 million. We primarily funded these repurchases through our revolving credit facility. Our stock repurchase program may be suspended or discontinued at any time, and we have suspended repurchases for the remainder of 2015 in connection with the announced Merger with Centene. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, for the three month period ending June 30, 2015:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)(b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
April 1—April 30	3,021	(c)	$55.15	$166,614	—	$306,182,333
May 1—May 31	3,153	(c)	58.19	183,476	—	$306,182,333
June 1—June 30	1,700	(c)	64.10	108,962	—	$306,182,333
	7,874		$58.30	$459,052	—
 ________

(a)
During the three months ended June 30, 2015, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. On December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. Our stock repurchase program does not have an expiration date. During the three months ended June 30, 2015, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of June 30, 2015, $210.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $383.5 million (see "—Letters of Credit" below). As of July 30, 2015, we had $210.0 million in borrowings outstanding under the revolving credit facility.
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
As of June 30, 2015, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of June 30, 2015 and July 30, 2015, we had outstanding letters of credit of $6.5 million and $6.5 million, respectively, resulting in a maximum amount available for borrowing of $383.5 million and $383.5 million as of June 30, 2015 and July 30, 2015, respectively. As of June 30, 2015 and July 30, 2015, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of June 30, 2015, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
On August 3, 2015, we commenced a solicitation with respect to the Senior Notes to amend the defined term "Change of Control" in the Senior Notes to provide that the Merger will not constitute a Change of Control. If the requisite consents are received, we intend to execute a supplement to the indenture governing the Senior Notes effecting the amendment, and accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes would be required in connection with the completion of the Merger. We are offering a cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes for which a consent is validly delivered. The consent solicitation is scheduled to expire on August 12, 2015.
We are conducting the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement. Centene has agreed that it will be responsible for all liabilities incurred by the Company in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes.
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. We believe that as of July 30, 2015, all of our active health plans and insurance subsidiaries were in compliance with their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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
Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement. As of June 30, 2015 all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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

CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2014 in our Form 10-K. During the six months ended June 30, 2015, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies that affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including IBNR amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, income taxes and accounting for certain provisions of the ACA. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of June 30, 2015 is discussed below. Our critical accounting policy on income taxes also is discussed below. During the six months ended June 30, 2015, there were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (68.5) million
1%	$ (35.0) million
(1)%	$ 36.7 million
(2)%	$ 75.1 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 32.0 million
1%	$ 16.0 million
(1)%	$ (16.0) million
(2)%	$ (32.0) million

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

For the three and six months ended June 30, 2015, we had $14.3 million and $99.7 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended June 30, 2015 consisted of $2.4 million in favorable prior year development and a release of $11.9 million of the provision for adverse deviation held at December 31, 2014. The amount for the six months ended June 30, 2015 consisted of $23.0 million in favorable prior year development and a release of $76.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $23.0 million favorable development for the six months ended June 30, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of June 30, 2015 and December 31, 2014 was $79.4 million and $77.7 million, respectively. For the three and six months ended June 30, 2015, the reserve development related to prior years, when considered together with the provision for adverse deviation recorded as of June 30, 2015, did not have a material impact on our operating results or financial condition.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The risk factors set forth below relate to our proposed merger (the "Merger") with Centene Corporation ("Centene"), and should be read together with the risk factors disclosed in Part I, Item 1A of our Form 10-K.
The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
The completion of the Merger is subject to a number of conditions, including, among others, the approval by the Centene stockholders of the issuance of the shares of its common stock forming part of the merger consideration and the approval by our stockholders of the adoption of the Merger Agreement, which make the completion and timing of the completion of the Merger uncertain. Also, either we or Centene may terminate the Merger Agreement if the Merger has not been consummated by July 2, 2016, except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the cause of or the primary factor that resulted in the failure of the Merger to be consummated on or before that date.
If the Merger is not completed on a timely basis, or at all, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•	the market price of our common stock could decline;

•	we could owe substantial termination fees to Centene under certain circumstances;

•
if the Merger Agreement is terminated and our Board of Directors (“Board”) seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Centene has agreed to in the Merger Agreement;

•	time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company; and

•	we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.
In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. Either of these developments could adversely impact our ongoing business.
The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Company or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended and other applicable law. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities may, among other things, consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business following the Merger. Under the Merger Agreement, we have agreed to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that we are not required to agree to any term, limitation, condition, restriction or requirement that, individually or in the aggregate, would have or would reasonably be expected to have a material and adverse effect on our financial condition, business, revenue or EBITDA as currently conducted, or a requirement that would or would reasonably be expected to restrict or prohibit any lines or types of business in which we shall be permitted to engage and would have or would reasonably be expected to have a material and adverse effect on the Company.
In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Merger.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Centene.
The Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative transaction. Further, even if our Board withdraws or qualifies its recommendation with respect to the adoption of the Merger Agreement, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to submit our merger-related proposals to a vote at a special meeting of our stockholders. In addition, Centene generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any third-party alternative transaction proposal made to our Board before our Board may withdraw or qualify its recommendation with respect to the merger-related proposals.
In some circumstances, upon termination of the Merger Agreement, we may be required to pay a termination fee of between $63 million and $251 million to Centene.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be received or realized in the Merger. In particular, a termination fee, if applicable, may be substantial, and could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

We are subject to business uncertainties and contractual restrictions while the proposed Merger is pending, which could adversely affect our business and operations.
In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.
In addition, due to the deferral of the Cognizant Transaction, we have been making ongoing efforts to negotiate alternative arrangements for the consulting, technology and administrative services that were to be provided under the Master Services Agreement. If we are unable to successfully negotiate such alternative arrangements in a timely or cost effective manner, if we experience a loss or disruption in the provision of any of these functions or services, or if these functions or services are not performed in a timely, satisfactory or compliant manner we may be subject to regulatory enforcement actions; we may, among other things, incur unexpected costs; become vulnerable to security breaches that threaten the security and confidentiality of our information and data; or be unable to meet the full demands of our customers or be subject to claims against us by our members. Any of the foregoing could have an adverse impact on our business.
Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect our business and operations prior to the completion of the Merger.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. Prior to completion of the Merger, current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel and in turn could adversely affect our business and results of operations.
Litigation filed against the Company, Centene, Merger Sub I, Merger Sub II or the respective officers or boards of directors of the Company or Centene could result in substantial costs to us, prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.
In connection with the Merger, purported Company stockholders have filed a putative stockholder class action lawsuit against Centene, Merger Sub I, Merger Sub II and certain members of the board of directors of the Company. Among other remedies, the plaintiffs seek to enjoin the Merger. The outcome of this litigation is uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuit could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with indemnification. Additional lawsuits may be filed against Centene, the Company, Merger Sub I, Merger Sub II or the directors and officers of either company in connection with the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. As of June 30, 2015, the remaining authorization under our stock repurchase program was $306.2 million.
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

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1+	Employment Agreement, dated as of May 8, 2015, by and between Health Net, Inc. and Andrew R. Ortiz, a copy of which is filed herewith.
10.2+	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.3+	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.4+	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.5	Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, effective as of May 7, 2015, a copy of which is filed herewith.
10.6ˆ
Addendum to the Master Staff Augmentation and Application Development Services Agreement dated May 3, 2006, the Master Services Agreement dated September 30, 2008 and the Master Services Agreement dated January 23, 2009, made July 1, 2015 by and between Cognizant Technology U.S. Corporation and Health Net, Inc., a copy of which is filed herewith.

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

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (3) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

__________

+	Management contract or compensatory plan.

ˆ
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

HEALTH NET, INC. (REGISTRANT)
Date:	August 4, 2015	By:	/s/ JAMES E. WOYS
James E. Woys
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 4, 2015	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Employment Agreement, dated as of May 8, 2015, by and between Health Net, Inc. and Andrew R. Ortiz, a copy of which is filed herewith.
10.2+	Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.3+	Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.4+	Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan, a copy of which is filed herewith.
10.5	Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, effective as of May 7, 2015, a copy of which is filed herewith.
10.6ˆ
Addendum to the Master Staff Augmentation and Application Development Services Agreement dated May 3, 2006, the Master Services Agreement dated September 30, 2008 and the Master Services Agreement dated January 23, 2009, made July 1, 2015 by and between Cognizant Technology U.S. Corporation and Health Net, Inc., a copy of which is filed herewith.

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

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (3) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

__________

+	Management contract or compensatory plan.

ˆ
Portions of this exhibit have been redacted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, that has been submitted separately to the Securities and Exchange Commission.