Form 10-Q
period 2015-09-30
HEALTH NET INC
filed 2015-11-03
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares outstanding of the registrant’s Common Stock as of October 29, 2015 was 77,294,127 (excluding 76,447,690 shares held as treasury stock).

HEALTH NET, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Health plan services premiums	$3,977,891	$3,631,617	$11,702,123	$9,774,840
Government contracts	160,661	146,183	456,430	444,356
Net investment income	13,915	10,964	43,580	34,109
Administrative services fees and other income	1,200	1,106	5,053	(3,108)
Total revenues	4,153,667	3,789,870	12,207,186	10,250,197
Expenses
Health plan services (excluding depreciation and amortization)	3,318,415	3,104,010	9,825,020	8,269,531
Government contracts	158,124	124,403	437,926	389,585
General and administrative	442,326	373,623	1,344,887	1,079,380
Selling	66,155	66,111	204,041	194,265
Depreciation and amortization	6,882	6,500	15,391	25,804
Interest	8,417	7,810	24,878	23,457
Asset impairment	—	84,690	1,884	84,690
Total expenses	4,000,319	3,767,147	11,854,027	10,066,712
Income from operations before income taxes	153,348	22,723	353,159	183,485
Income tax provision	93,095	31,662	204,550	42,770
Net income (loss)	$60,253	$(8,939)	$148,609	$140,715
Net income (loss) per share:
Basic	$0.78	$(0.11)	$1.93	$1.76
Diluted	$0.77	$(0.11)	$1.90	$1.73
Weighted average shares outstanding:
Basic	77,288	80,235	77,183	80,096
Diluted	78,405	80,235	78,311	81,218
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$60,253	$(8,939)	$148,609	$140,715
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding gains (losses) arising during the period	11,406	2,103	(3,498)	54,011
Less: Reclassification adjustments for gains included in earnings	82	(346)	(2,087)	(2,582)
Unrealized gains (losses) on investments available-for-sale, net	11,488	1,757	(5,585)	51,429
Defined benefit pension plans:
Prior service cost arising during the period	—	—	—	—
Net loss arising during the period	—	—	—	—
Less: Amortization of prior service cost and net loss included in net periodic pension cost	640	150	1,920	450
Defined benefit pension plans, net	640	150	1,920	450
Other comprehensive income (loss) before tax	12,128	1,907	(3,665)	51,879
Income tax expense (benefit) related to components of other comprehensive income	4,277	680	(1,238)	18,236
Other comprehensive income (loss), net of tax	7,851	1,227	(2,427)	33,643
Comprehensive income (loss)	$68,104	$(7,712)	$146,182	$174,358

See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$972,908	$869,133
Investments-available-for-sale (amortized cost: 2015-$2,210,387, 2014-$1,777,404)	2,221,278	1,791,060
Premiums receivable, net of allowance for doubtful accounts (2015-$1,267, 2014-$1,671)	832,785	951,935
Amounts receivable under government contracts	165,073	150,546
Other receivables	430,987	424,910
Deferred taxes	76,495	57,911
Assets held for sale	—	50,000
Other assets	309,543	220,122
Total current assets	5,009,069	4,515,617
Property and equipment, net	139,083	84,328
Goodwill	558,886	558,886
Other intangible assets, net	9,712	11,822
Deferred taxes	16,520	33,081
Investments-available-for-sale-noncurrent (amortized cost: 2015-$23,788, 2014-$5,474)	20,064	4,570
Other noncurrent assets	270,097	187,630
Total Assets	$6,023,431	$5,395,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,684,423	$1,896,035
Health care and other costs payable under government contracts	56,417	71,988
Unearned premiums	121,061	96,106
Accounts payable and other liabilities	1,486,133	880,374
Total current liabilities	3,348,034	2,944,503
Senior notes payable	399,658	399,504
Borrowings under revolving credit facility	210,000	100,000
Other noncurrent liabilities	277,922	242,705
Total Liabilities	4,235,614	3,686,712
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2015-153,736 shares; 2014-152,451 shares)	154	153
Additional paid-in capital	1,489,532	1,444,705
Treasury common stock, at cost (2015-76,445 shares of common stock; 2014-74,378 shares of common stock)	(2,454,067)	(2,341,652)
Retained earnings	2,757,886	2,609,277
Accumulated other comprehensive income (loss)	(5,688)	(3,261)
Total Stockholders’ Equity	1,787,817	1,709,222
Total Liabilities and Stockholders’ Equity	$6,023,431	$5,395,934
See accompanying condensed notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						140,715		140,715
Other comprehensive income							33,643	33,643
Exercise of stock options and vesting of restricted stock units	2,052	2	31,497					31,499
Share-based compensation expense			21,809					21,809
Tax benefit related to equity compensation plans			1,583					1,583
Repurchases of common stock				(2,143)	(92,436)			(92,436)
Balance as of September 30, 2014	152,276	$152	$1,432,513	(72,847)	$(2,272,180)	$2,604,363	$776	$1,765,624
Balance as of January 1, 2015	152,451	$153	$1,444,705	(74,378)	$(2,341,652)	$2,609,277	$(3,261)	$1,709,222
Net income						148,609		148,609
Other comprehensive loss							(2,427)	(2,427)
Exercise of stock options and vesting of restricted stock units	1,285	1	18,268					18,269
Share-based compensation expense			21,459					21,459
Tax benefit related to equity compensation plans			5,100					5,100
Repurchases of common stock				(2,067)	(112,415)			(112,415)
Balance as of September 30, 2015	153,736	$154	$1,489,532	(76,445)	$(2,454,067)	$2,757,886	$(5,688)	$1,787,817
See accompanying condensed notes to consolidated financial statements.

 HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,609	$140,715
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	15,391	25,804
Asset impairment charges	1,884	84,690
Share-based compensation expense	21,459	21,809
Deferred income taxes	(755)	(34,755)
Excess tax benefit on share-based compensation	(5,264)	(1,595)
Net realized (gain) loss on investments	(2,087)	(2,582)
Other changes	29,716	23,190
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	144,105	(148,109)
Other current assets, receivables and noncurrent assets	(178,784)	(251,479)
Amounts receivable/payable under government contracts	(15,499)	45,966
Reserves for claims and other settlements	(211,612)	749,232
Accounts payable and other liabilities	622,499	232,777
Net cash provided by operating activities	569,662	885,663
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	883,428	296,878
Maturities of investments	77,365	64,743
Purchases of investments	(1,424,313)	(361,451)
Purchases of property and equipment	(46,060)	(48,395)
Sales (purchases) of restricted investments and other	(3,464)	2,762
Net cash used in investing activities	(513,044)	(45,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	18,559	21,417
Excess tax benefit on share-based compensation	5,264	1,595
Repurchases of common stock	(112,139)	(69,686)
Borrowings under financing arrangements	240,000	—
Repayment of borrowings under financing arrangements	(130,000)	—
Net increase (decrease) in checks outstanding, net of deposits	—	—
Customer funds administered	25,473	(112,123)
Net cash provided by (used in) financing activities	47,157	(158,797)
Net increase in cash and cash equivalents	103,775	681,403
Cash and cash equivalents, beginning of period	869,133	433,155
Cash and cash equivalents, end of period	$972,908	$1,114,558
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$17,246	$15,948
Income taxes paid	199,320	63,635
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
Pending Merger
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
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, certain approval, notice or similar requirements with applicable regulatory authorities. On August 11, 2015, the Antitrust Division of the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On October 23, 2015, our stockholders approved the adoption of the Merger Agreement and Centene’s stockholders approved the issuance of the shares of its common stock forming part of the merger consideration.
The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close in early 2016, subject to the receipt of required regulatory approvals and satisfaction or waiver of other closing conditions.
Cognizant Transaction
On November 2, 2014, we entered into a master services agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC to provide certain services to us. In connection with the Master Services Agreement, we also entered into an asset purchase agreement (the "Asset Purchase

Agreement") pursuant to which we agreed to sell certain software assets and related intellectual property we own to Cognizant (the "Asset Sale," and together with the transactions contemplated by the Master Services Agreement, the "Cognizant Transaction"). The closing of the Cognizant Transaction and commencement of services under the Master Services Agreement on the BPaaS Services Commencement Date (as defined in the Master Services Agreement), was subject to receipt of required regulatory approvals, and the closing of the related Asset Sale was scheduled for the BPaaS Services Commencement Date. However, in connection with the announcement of the Merger with Centene, we agreed with Cognizant to suspend efforts toward, and defer the occurrence of, the BPaaS Services Commencement Date to provide time for Health Net and Centene to work towards closing the Merger, and accordingly entered into an amendment to the Master Services Agreement on July 1, 2015 (the "Cognizant Amendment"). The decision to suspend efforts toward the BPaaS Services Commencement Date has similarly deferred the Asset Sale.
As of December 31, 2014 we had classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale. During the three months ended September 30, 2015, we reclassified assets held for sale to property and equipment held-for use and resumed depreciation of such assets due to the deferral of the Asset Sale. As of September 30, 2015, we had no assets held for sale. See Note 3 for additional information about our agreement with Cognizant, the assets previously held for sale and our subsequent amendment to the Master Services Agreement.
2. SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of September 30, 2015 and December 31, 2014. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the three and nine months ended September 30, 2015 and 2014, respectively, no losses were recognized from other-than-temporary impairments.
Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $418.5 million and $437.0 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the fair value of our variable-rate borrowings under our revolving credit facility was $210.0 million and $100.0 million, respectively. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 7 and 8 for additional information regarding our financing arrangements and fair value measurements, respectively.
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, PPO, EPO and POS premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients and revenue relating to our dual eligible members who are participating in the California Coordinated Care Initiative (the "CCI"). Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0.4 million for each of the three and nine months ended September 30, 2015 and $0 for each of the three and nine months ended September 30, 2014. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the state Medicaid program in California ("Medi-Cal") from January 1, 2014 to September 30, 2015 and for annual periods thereafter. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. As of September 30, 2015 and December 31, 2014, we have accrued $270.3 million and $200.6 million, respectively, in MLR rebates with respect to this population payable to DHCS. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. If our Arizona Medicaid profits are in excess of the amount we are allowed to fully retain, we record a payable and reduce health plan services premiums. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other current assets as of September 30, 2015 and December 31, 2014 was $1.3 million and $0, respectively, the balance included in other noncurrent assets as of September 30, 2015 and December 31, 2014 was $0 and $2.3 million, respectively, and the profit corridor payable balance included in accounts payable and other liabilities as of September 30, 2015 and December 31, 2014 was $0 and $27.0 million, respectively. The profit corridor payable balance included in other noncurrent liabilities as of September 30, 2015 was $34.1 million and $0 as of December 31, 2014. In the nine months ended September 30, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
The following table presents information regarding the impact to health plan services premium revenues related to the Medi-Cal MLR rebates and our Arizona Medicaid contract profit-sharing provisions (amounts in millions):

	Increase (Decrease) in Health Plan Services Premium Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medi-Cal MLR rebates	$(8.8)	$(45.3)	$(69.7)	$(45.3)
AZ Medicaid contract profit-sharing provisions	(18.5)	(3.9)	(44.3)	(11.9)

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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of September 30, 2015, we had calculated a surplus of $264.1 million. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of September 30, 2015 in connection with the Agreement. As of December 31, 2014, we had calculated a surplus of $53.4 million under the Agreement and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on December 31, 2014.

The following table presents information regarding the impact to health plan services premium revenues related to the change in prior years Medicare risk adjustment revenues, retroactive premium adjustments for our Medi-Cal and other state-sponsored health programs and the change in deficit calculated under our state-sponsored health plans rate settlement agreement (amounts in millions):

	Increase (Decrease) in Health Plan Services Premium Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in prior years risk adjustment revenue estimate	$(1.4)	$(5.5)	$2.3	$14.5
Retroactive premium adjustments for prior years Medi-Cal member risk reassignment	—	—	29.8	—
Change in deficit calculated under our state-sponsored health plans rate settlement agreement	—	(9.6)	—	(62.9)
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
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the three and nine months ended September 30, 2015, we had $9.8 million and $109.4 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended September 30, 2015 consisted of $8.8 million in favorable prior year development and a release of $1.0 million of the provision for adverse deviation held at December 31, 2014. The amount for the nine months ended September 30, 2015 consisted of $31.7 million in favorable prior year development and a release of $77.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $31.7 million favorable development for the nine months ended September 30, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2015 and December 31, 2014 was $84.3 million and $77.7 million, respectively. For the three months ended September 30, 2014, we had $9.7 million in net unfavorable reserve developments related to prior years. For the nine months ended

September 30, 2014, we had $16.9 million in net favorable reserve developments related to prior years. The amount for the three months ended September 30, 2014 consisted of $10.4 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $0.7 million of the provision for adverse deviation held at December 31, 2013. The amount for the nine months ended September 30, 2014 consisted of $34.5 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.4 million of the provision for adverse deviation held at December 31, 2013. We believe that the $10.4 million and $34.5 million unfavorable developments for the three and nine months ended September 30, 2014, respectively, were due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. For the three and nine months ended September 30, 2015, the reserve development related to prior years, when considered together with the provision for adverse deviation recorded as of September 30, 2015, did not have a material impact on our operating results or financial condition.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Concentrations of credit risk with respect to premiums receivable are limited due to the large number of payers comprising our customer base. The federal government is the primary customer of our Government Contracts reportable segment with fees and premiums associated with this customer accounting for approximately 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations reportable segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Furthermore, our Medicaid revenue is derived in California through our contracts with the DHCS, and in Arizona through our contract with AHCCCS. The DHCS is a significant customer of our Western Region Operations reportable segment.

Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan.
Our accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30:		(Dollars in millions)
Balance as of July 1, 2014	$3.9	$(4.4)	$(0.5)
Other comprehensive income before reclassifications	1.3	—	1.3
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.1	(0.1)
Other comprehensive income for the three months ended September 30, 2014	1.1	0.1	1.2
Balance as of September 30, 2014	$5.0	$(4.3)	$0.7

Balance as of July 1, 2015	$(2.8)	$(10.7)	$(13.5)
Other comprehensive income before reclassifications	7.3	—	7.3
Amounts reclassified from accumulated other comprehensive income	0.1	0.4	0.5
Other comprehensive income for the three months ended September 30, 2015	7.4	0.4	7.8
Balance as of September 30, 2015	$4.6	$(10.3)	$(5.7)
Nine Months Ended September 30:
Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income before reclassifications	35.0	—	35.0
Amounts reclassified from accumulated other comprehensive (loss) income	(1.7)	0.3	(1.4)
Other comprehensive income for the nine months ended September 30, 2014	33.3	0.3	33.6
Balance as of September 30, 2014	$5.0	$(4.3)	$0.7

Balance as of January 1, 2015	$8.2	$(11.5)	$(3.3)
Other comprehensive (loss) income before reclassifications	(2.3)	—	(2.3)
Amounts reclassified from accumulated other comprehensive (loss) income	(1.3)	1.2	(0.1)
Other comprehensive (loss) income for the nine months ended September 30, 2015	(3.6)	1.2	(2.4)
Balance as of September 30, 2015	$4.6	$(10.3)	$(5.7)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,		Affected line item in the Consolidated Statements of Operations
	2015	2014	2015	2014
	(Dollars in millions)
Unrealized (losses) gains on investments available-for-sale	$(0.1)	$0.3	$2.1	$2.6	Net investment income
	(0.1)	0.3	2.1	2.6	Total before tax
	—	0.1	0.8	0.9	Tax expense
	(0.1)	0.2	1.3	1.7	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.1)	(0.1)	(0.3)	(0.3)	(a)
Actuarial gains (losses)	(0.5)	(0.1)	(1.6)	(0.2)	(a)
	(0.6)	(0.2)	(1.9)	(0.5)	Total before tax
	(0.2)	(0.1)	(0.7)	(0.2)	Tax benefit
	(0.4)	(0.1)	(1.2)	(0.3)	Net of tax

Total reclassifications for the period	$(0.5)	$0.1	$0.1	$1.4	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the three and nine months ended September 30, 2015, respectively, 1,117,000 shares and 1,128,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share. For the three months ended September 30, 2014, 1,278,000 shares of common stock equivalents were excluded from the computation of loss per share due to their anti-dilutive effect. For the nine months ended September 30, 2014, 1,122,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the three and nine months ended September 30, 2015, respectively, an aggregate of 27,000 shares and 28,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. For the nine months ended September 30, 2014, an aggregate of 779,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019.
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, which when taken together with the remaining authorization at that time, brought our total authorization up to $400 million. As of December 31, 2014 and September 30, 2015, the remaining authorization under our stock repurchase program was $400.0 million and $306.2 million, respectively. See Note 6 for more information regarding our stock repurchase program.

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
The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2014	$558.9	$558.9
Balance as of September 30, 2015	$558.9	$558.9
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of September 30, 2015:
Provider networks	$41.5	$(37.8)	$3.7	18.9
Customer relationships and other	29.5	(23.5)	6.0	11.1
	$71.0	$(61.3)	$9.7

As of December 31, 2014:
Provider networks	$41.5	$(36.9)	$4.6	18.9
Customer relationships and other	29.5	(22.3)	7.2	11.1
	$71.0	$(59.2)	$11.8
Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2015	$2.8
2016	2.2
2017	2.2
2018	2.1
2019	0.9
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds that may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of September 30, 2015 and December 31, 2014, the restricted cash and cash equivalents balances totaled $0.2 million and $0.2 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $28.1 million and $24.0 million as of September 30, 2015 and December 31, 2014, respectively, and are included in investments available-for-sale.

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
We paid the federal government $233.0 million in September 2015 for our portion of the 2015 health insurer fee based on 2014 premiums in accordance with the ACA. We had recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. In September 2014, we paid the federal government $141.4 million for our portion of the health insurer fee based on 2013 premiums. Our general and administrative expenses for the three and nine months ended September 30, 2015 include amortization of the deferred cost of $58.4 million and $174.7 million, respectively. Our general and administrative expenses for the three and nine months ended September 30, 2014 include amortization of the deferred cost of $31.9 million and $106.1 million, respectively. The remaining deferred cost asset was approximately $58.2 million as of September 30, 2015 and $0 as of December 31, 2014.
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
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing laws, regulations and guidance, including, among others, those related to the treatment of income taxes in calculating risk corridors as well as the timing and source of program funding. How the certain laws, regulations and guidance are interpreted and applied may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.

Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income and recorded $9.0 million and $13.7 million for the three months ended September 30, 2015 and 2014, respectively, and recorded $27.1 million and $41.7 million for the nine months ended September 30, 2015 and 2014, respectively. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue and recorded $3.7 million and $5.9 million for the three months ended September 30, 2015 and 2014, respectively, and recorded $11.3 million and $13.8 million for the nine months ended September 30, 2015 and 2014, respectively. We account for any recoveries as contra-health plan services expense in our consolidated statements of income. Reinsurance assessments and recoveries are classified as current or long-term receivable or payable based on the timing of expected settlement.
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
HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at this time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. This payment structure would be consistent with the Consolidated and Further Continuing Appropriations Act, 2015, which is also referred to as the “2015 Budget Act" or "Cromnibus." Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.
On October 13, 2015, HHS reiterated its continuing obligation to make full payment of its risk corridors liabilities and stated that HHS recognizes that the ACA requires the Secretary to make full payments to issuers. HHS further stated that it is recording those amounts that remain unpaid following its 12.6 percent prorated payment this winter as fiscal year 2015 obligations of the United States Government for which full payment is required.

The following table presents the assets and liabilities related to the 3Rs as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Other receivables:	(Dollars in millions)
Reinsurance	$167.8	$234.0
Risk adjustment	123.2	81.0
Risk corridor	12.4	—

Other noncurrent assets:
Reinsurance	—	—
Risk adjustment	—	—
Risk corridor	176.9	90.4

Accounts payable and other liabilities:
Risk adjustment	144.9	153.4

Other noncurrent liabilities:
Risk adjustment	—	—
Risk corridor	—	3.6

Net Receivable (Payable) Balance:
Risk adjustment	$(21.7)	$(72.4)
Risk corridor	189.3	86.8
Reinsurance	167.8	234.0

The following table presents the changes in our balances related to the 3Rs during the three months ended September 30, 2015 and 2014:

	Net Receivable/(Payable) Balance as of June 30, 2015 and 2014	Change in Estimates Related to Prior Year	Current Estimates	Payments Made (Received)	Net Receivable/(Payable) Balance as of September 30, 2015 and 2014
		(Dollars in millions)
Three months ended September 30, 2015
Risk adjustment	$(139.4)	$0.2	$28.4	$89.1	$(21.7)
Risk corridor	178.9	5.5	4.9	—	189.3
Reinsurance	300.6	—	65.7	(198.5)	167.8
Three months ended September 30, 2014
Risk adjustment	$(30.1)	$—	$(17.6)	$—	$(47.7)
Risk corridor	27.3	—	44.7	—	72.0
Reinsurance	110.6	—	32.0	—	142.6

The following table presents the changes in our balances related to the 3Rs during the nine months ended September 30, 2015 and 2014:

	Net Receivable/(Payable) Balance as of December 31, 2014 and 2013	Change in Estimates Related to Prior Year	Current Estimates	Payments Made (Received)	Net Receivable/(Payable) Balance as of September 30, 2015 and 2014
		(Dollars in millions)
Nine months ended September 30, 2015
Risk adjustment	$(72.4)	$(6.2)	$(32.2)	$89.1	$(21.7)
Risk corridor	86.8	11.4	91.1	—	189.3
Reinsurance	234.0	(19.8)	152.1	(198.5)	167.8
Nine months ended September 30, 2014
Risk adjustment	$—	$—	$(47.7)	$—	$(47.7)
Risk corridor	—	—	72.0	—	72.0
Reinsurance	—	—	142.6	—	142.6

The change in estimates related to the prior year increased our pretax income by $5.7 million for the three months ended September 30, 2015 and reduced our pretax income by $(14.6) million for nine months ended September 30, 2015.
The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year generally will be completed in the following year with HHS. The risk adjustment and reinsurance amounts for the benefit year 2014 reflect the final reconciliation by HHS. Risk adjustment and reinsurance amounts for 2014 were substantially settled during the third quarter of 2015. We expect to receive approximately $12.4 million, which represents 12.6 percent of our 2014 risk corridor receivables, from HHS in the fourth quarter of 2015. For further information with respect to our risk corridor receivables, see the discussion above in this Note 2.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule has been in effect since January 1, 2013. The provisions of section 1202 impact our 1.8 million Medi-Cal members in California and 67,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
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
Recently Issued Accounting Pronouncement
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-14, "Revenue From Contracts with Customers (Topic 606), Deferral of the Effective Date (ASU 2015-14"). The amendments in this ASU defer the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that was issued in May 2014, for all entities by one year. Public business entities, certain non-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
3. ASSETS HELD FOR SALE
On November 2, 2014, we signed a definitive seven-year Master Services Agreement with Cognizant to provide consulting, technology and administrative services to us in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services and non-clinical medical management support. In addition, in connection with the MSA we entered into an Asset Purchase Agreement with Cognizant for the sale of certain of our software system assets to Cognizant for $50 million. The closing of the Cognizant Transaction and commencement of services thereunder on the BPaaS Services Commencement Date (as defined in the Master Services Agreement), was subject to receipt of required regulatory approvals, and the closing of the related Asset Sale was scheduled for the BPaaS Services Commencement Date. See below for additional information regarding our subsequent amendment to the Master Services Agreement with Cognizant.
We had determined that the sale of these software system assets constitutes a sale of a business as defined under GAAP, and the requirements to classify these software system assets as held-for-sale were met as of September 30, 2014. Assets held for sale were measured at the lower of carrying value or fair value less cost to sell. Accordingly, we had classified $50.0 million in assets as assets held for sale as of December 31, 2014. The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale during the year ended December 31, 2014	Impairment Loss for the year ended December 31, 2014	Assets Held for Sale as of December 31, 2014	Assets Classified as Held for Sale during the nine months ended September 30, 2015	Impairment Loss for the nine months ended September 30, 2015	Assets Reclassified to Property and Equipment (Held for Use) during the three months ended September 30, 2015	Assets Held for Sale as of September 30, 2015
Property and equipment, net	$130.2	$(80.2)	$50.0	$1.9	$(1.9)	$(50.0)	$—
Goodwill allocated to sale of business	7.0	(7.0)	—	—	—	—	—
Assets held for sale	$137.2	$(87.2)	$50.0	$1.9	$ (1.9)	$(50.0)	$—

In connection with the then pending sale, we had assessed the recoverability of goodwill and our long-lived assets, including property and equipment. As a result, in the year ended December 31, 2014, we recorded $87.2 million in total asset impairments. In the nine months ended September 30, 2015, we recorded $1.9 million in asset impairments for additional property and equipment classified as assets held for sale (see Note 8). No asset impairments were recorded during the three months ended September 30, 2015. In the three and nine months ended September 30, 2014, we recorded $84.7 million in total asset impairments, including goodwill impairment of $7.0 million and impairment of property and equipment of $77.7 million. Such property and equipment consisted of software system assets.
However, in connection with the announcement of the Merger with Centene, we agreed with Cognizant to suspend efforts toward, and defer the occurrence of, the BPaaS Services Commencement Date to provide time for Health Net and Centene to work towards closing the Merger, and accordingly entered into the Cognizant Amendment on July 1, 2015. The decision to suspend efforts toward the BPaaS Services Commencement Date has similarly deferred the Asset Sale. The Cognizant Amendment, among other things, extended the Pre-BPaaS Services Commencement Date Termination period, or the period of time during which the Company may terminate the Cognizant Agreement for a break-up fee of $10 million, until after the closing of the Merger. Cognizant will continue to provide certain application and business processing services pursuant to existing agreements it has with the Company. The Company and Cognizant have agreed to exercise good faith efforts to explore and, if both parties agree to proceed, to negotiate and enter into a new definitive agreement relating to certain services described in the Master Services Agreement, which new definitive agreement shall survive the closing of the Merger with Centene.
Due to the deferral of the Asset Sale in connection with the pending Merger with Centene, the Company determined that the sale of these software system assets no longer meets the requirements of held-for-sale classification. Consequently, during the three months ended September 30, 2015, the Company reclassified all assets held for sale to property and equipment held-for-use and commenced depreciation for such assets. As of September 30, 2015, the Company had no assets held for sale.
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

Our segment information for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Three months ended September 30, 2015
Revenues from external sources	$3,993.0	$160.7	$—	$4,153.7
Intersegment revenues	3.4	—	(3.4)	—
Segment pretax income (loss)	172.6	2.5	(21.7)	153.4
Segment net income (loss)	73.7	1.4	(14.8)	60.3
Three months ended September 30, 2014
Revenues from external sources	$3,643.7	$146.2	$—	$3,789.9
Intersegment revenues	3.1	—	(3.1)	—
Segment pretax income (loss)	105.9	22.6	(105.8)	22.7
Segment net income (loss)	44.8	13.7	(67.4)	(8.9)
Nine months ended September 30, 2015
Revenues from external sources	$11,750.8	$456.4	$—	$12,207.2
Intersegment revenues	10.2	—	(10.2)	—
Segment pretax income (loss)	429.3	19.3	(95.4)	353.2
Segment net income (loss)	196.8	11.2	(59.4)	148.6
Nine months ended September 30, 2014
Revenues from external sources	$9,805.8	$444.4	$—	$10,250.2
Intersegment revenues	9.2	—	(9.2)	—
Segment pretax income (loss)	239.6	57.1	(113.2)	183.5
Segment net income (loss)	106.2	33.8	0.7	140.7
Our health plan services premium revenue by line of business for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Commercial premium revenue	$1,412.3	$1,430.8	$4,158.2	$4,072.4
Medicare premium revenue	778.2	763.3	2,329.5	2,275.7
Medicaid premium revenue	1,668.1	1,397.7	4,812.5	3,381.6
Dual Eligibles premium revenue	119.3	39.8	401.9	45.1
Total health plan services premiums	$3,977.9	$3,631.6	$11,702.1	$9,774.8
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
During the three and nine months ended September 30, 2015 and 2014, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $20.1 million and $4.6 million as investments available-for-sale-noncurrent as of September 30, 2015 and December 31, 2014, respectively, because we did not intend to sell and we believed it may take longer than one year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market values as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments, were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$556.2	$3.1	$(1.8)	$557.5
U.S. government and agencies	28.1	—	—	28.1
Obligations of states and other political subdivisions	925.1	16.5	(3.0)	938.6
Corporate debt securities	701.0	2.2	(6.1)	697.1
	$2,210.4	$21.8	$(10.9)	$2,221.3
Noncurrent:
Asset-backed securities	$0.5	$—	$(0.1)	$0.4
Obligations of states and other political subdivisions	1.6	—	(0.1)	1.5
Corporate debt securities	21.7	—	(3.5)	18.2
	$23.8	$—	$(3.7)	$20.1

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$437.2	$2.6	$(1.9)	$437.9
U.S. government and agencies	36.5	—	—	36.5
Obligations of states and other political subdivisions	716.7	17.2	(1.7)	732.2
Corporate debt securities	587.0	2.7	(5.3)	584.4
	$1,777.4	$22.5	$(8.9)	$1,791.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	4.7	—	(0.7)	4.0
	$5.5	$—	$(0.9)	$4.6

As of September 30, 2015, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$42.3	$42.4
Due after one year through five years	492.1	492.3
Due after five years through ten years	610.5	612.4
Due after ten years	509.3	516.7
Asset-backed securities	556.2	557.5
Total current investments available-for-sale	$2,210.4	$2,221.3

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	$10.8	$9.0
Due after five years through ten years	12.5	10.7
Asset-backed securities	0.5	0.4
Total noncurrent investments available-for-sale	$23.8	$20.1

Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2015 were $342.0 million and $883.4 million, respectively. Gross realized gains and losses totaled $0.8 million and $0.9 million, respectively, for the three months ended September 30, 2015, and $5.9 million and $3.9 million, respectively, for the nine months ended September 30, 2015. Proceeds from sales of investments available-for-sale during the three and nine months ended September 30, 2014 were $104.6 million and $296.9 million, respectively. Gross realized gains and losses totaled $1.0 million and $0.6 million, respectively, for the three months ended September 30, 2014, and $4.4 million and $1.8 million, respectively, for the nine months ended September 30, 2014.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2015 and December 31, 2014. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities also may be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$262.2	$(1.6)	$23.9	$(0.2)	$286.1	$(1.8)
U.S. government and agencies	12.3	—	—	—	12.3	—
Obligations of states and other political subdivisions	211.2	(2.3)	17.2	(0.7)	228.4	(3.0)
Corporate debt securities	379.4	(5.1)	27.3	(1.0)	406.7	(6.1)
	$865.1	$(9.0)	$68.4	$(1.9)	$933.5	$(10.9)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through September 30, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.4	$(0.1)	$0.4	$(0.1)
Obligations of states and other political subdivisions	—	—	1.5	(0.1)	1.5	(0.1)
Corporate debt securities	11.1	(1.9)	7.1	(1.6)	18.2	(3.5)
	$11.1	$(1.9)	$9.0	$(1.8)	$20.1	$(3.7)

The following table shows the number of our individual securities-current that have been in a continuous loss position through September 30, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	153	29	182
U.S. government and agencies	1	—	1
Obligations of states and other political subdivisions	149	11	160
Corporate debt securities	343	30	373
	646	70	716

The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through September 30, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	—	1	1
Obligations of states and other political subdivisions	—	1	1
Corporate debt securities	13	11	24
	13	13	26

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
Subject to the approval of our Board of Directors, we may repurchase our common stock under our stock repurchase program from time to time in privately negotiated transactions, through accelerated stock repurchase programs or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. The timing of any repurchases and the actual number of shares of stock repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. Our stock repurchase program may be suspended or discontinued at any time, and we suspended our stock repurchase program until further notice in connection with our pending Merger with Centene. See Note 1 for additional information regarding the pending Merger with Centene.
During the three and nine months ended September 30, 2014, we repurchased 1.5 million shares of our common stock for aggregate consideration of $69.0 million under our stock repurchase program. As of December 31, 2014, the remaining authorization under our stock repurchase program was $400.0 million. During the three months ended September 30, 2015, we made no share repurchases and during the nine months ended September 30, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2015 was $306.2 million.
7. FINANCING ARRANGEMENTS
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2015, $210.0 million was outstanding under our revolving credit facility, and the maximum amount available for borrowing under the revolving credit facility was $383.5 million (see "—Letters of Credit" below).
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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of September 30, 2015, we were in compliance with all covenants under the revolving credit facility.
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
The pending Merger with Centene, if completed, would constitute a change of control under the terms of our revolving credit facility, which would constitute an event of default thereunder. Accordingly, if the pending Merger with Centene is completed prior to the due date of the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all outstanding amounts thereunder and replace the existing letters of credit discussed below. See Note 1 to our consolidated financial statements for additional information regarding our pending Merger with Centene.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2015 and December 31, 2014, we had outstanding letters of credit of $6.5 million and $8.6 million, respectively, resulting in a maximum amount available for borrowing of $383.5 million and $491.4 million, respectively. As of September 30, 2015 and December 31, 2014, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007, we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2015, no default or event of default had occurred under the indenture governing the Senior Notes.
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
On August 3, 2015, we commenced a solicitation with respect to the Senior Notes to amend the defined term "Change of Control" in the Senior Notes to provide that the pending Merger with Centene will not constitute a "Change of Control." The required consents were received by August 12, 2015, and we executed a supplement to the indenture governing the Senior Notes effectuating the amendment. Accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes will be effectuated in connection with the completion of the Merger. A cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes was offered for a validly delivered consent. We conducted the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement (see Note 1). Centene had agreed that it would be responsible for all liabilities we incurred in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes.
Our Senior Notes payable balances were $399.7 million as of September 30, 2015 and $399.5 million as of December 31, 2014.
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

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of September 30, 2015:
Assets:
Cash and cash equivalents	$972.9	$—	$—	$—	$972.9
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$218.1	$—	$—	$218.1
Commercial mortgage-backed securities	—	206.0	0.4	—	206.4
Other asset-backed securities	—	133.4	—	—	133.4
U.S. government and agencies:
U.S. Treasury securities	28.1	—	—	—	28.1
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	938.6	1.5	—	940.1
Corporate debt securities	—	697.1	18.2	—	715.3
Total investments at fair value	$28.1	$2,193.2	$20.1	$—	$2,241.4
Embedded contractual derivative	—	—	—	5.8	5.8
Total assets at fair value	$1,001.0	$2,193.2	$20.1	$5.8	$3,220.1

As of September 30, 2015:	Level 3	Total
Liability:
Embedded contractual derivative	10.1	10.1
Total liability at fair value	10.1	10.1

	Level 1	Level 2-current	Level 2- noncurrent	Level 3	Total
As of December 31, 2014:
Assets:
Cash and cash equivalents	$869.1	$—	$—	$—	$869.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$210.9	$—	$—	$210.9
Commercial mortgage-backed securities	—	145.6	0.6	—	146.2
Other asset-backed securities	—	81.4	—	—	81.4
U.S. government and agencies:
U.S. Treasury securities	36.5	—	—	—	36.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	732.2	—	—	732.2
Corporate debt securities	—	584.4	4.0	—	588.4
Total investments at fair value	$36.5	$1,754.5	$4.6	$—	$1,795.6
Embedded contractual derivative	—	—	—	10.0	10.0
Total assets at fair value	$905.6	$1,754.5	$4.6	$10.0	$2,674.7

As of December 31, 2014:	Level 3	Total
Liability:
Embedded contractual derivative	$2.6	$2.6
Total liability at fair value	$2.6	$2.6
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the three and nine months ended September 30, 2015 and 2014. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.
The changes in the balances of Level 3 financial assets for the three months ended September 30, 2015 and 2014 were as follows (dollars in millions):

	Three months ended September 30,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$9.5	$—	$9.5	$13.3	$9.6	$22.9
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	(1.7)	—	(1.7)	0.9	(9.6)	(8.7)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2.0)	—	(2.0)	—	—	—
Closing balance	$5.8	$—	$5.8	$14.2	$—	$14.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial assets for the nine months ended September 30, 2015 and 2014 were as follows (dollars in millions):

	Nine months ended September 30,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$10.0	$—	$10.0	$7.2	$62.9	$70.1
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized in net income	(2.2)	—	(2.2)	7.0	(62.9)	(55.9)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases/additions	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2.0)	—	(2.0)	—	—	—
Closing balance	$5.8	$—	$5.8	$14.2	$—	$14.2
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

The changes in the balances of Level 3 financial liability for the three and nine months ended September 30, 2015 were as follows (dollars in millions):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Embedded Contractual Derivative
Opening balance	$9.8	$2.6
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	0.3	7.5
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$10.1	$10.1

We had no financial liabilities fair valued on a recurring basis as of September 30, 2014.
As of December 31, 2014, we classified certain assets as assets held for sale. These assets held for sale were carried at the lower of carrying value or fair value (see Note 3 for additional information). The following table presents information about our assets classified as held for sale as of September 30, 2015 and December 31, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the three and nine months ended September 30, 2015 and for the year ended December 31, 2014 (dollars in millions):

	Level 3	Total Asset Impairment for the Three Months Ended September 30, 2015	Total Asset Impairment for the Nine Months Ended September 30, 2015	Level 3	Total Asset Impairment for the Year Ended December 31, 2014
	As of September 30, 2015			As of December 31, 2014
Property and equipment, net	$—	$—	$1.9	$50.0	$80.2
Goodwill allocated to sale of business	—	—	—	—	7.0
Assets held for sale	$—	$—	$1.9	$50.0	$87.2

We had no liabilities fair valued on a non-recurring basis during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

The following tables present quantitative information about Level 3 Fair Value Measurements as of September 30, 2015 and December 31, 2014 (dollars in millions):

	Fair Value as of September 30, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$5.8	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-4.46%	—	12.64%	(2.64%)
			National Health Care Expenditures	-0.21%	—	8.59%	(3.83%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	5.97%	—	9.48%	(7.49%)
	$10.1		National Health Care Expenditures	-1.32%	—	8.49%	(3.62%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.08%	—	2.74%	(2.02%)
			National Health Care Expenditures	3.45%	—	4.14%	(3.80%)
Embedded contractual derivative liability		Monte Carlo Simulation Approach	Health Net Health Care Expenditures	0.79%	—	10.76%	(5.73%)
	$2.6		National Health Care Expenditures	0.64%	—	8.43%	(4.38%)
Goodwill - Western Region reporting unit	$558.9	Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	$50.0	Income Approach	Discount Rate	12.0%	—	12.0%	(12.0%)
Valuation policies and procedures are managed by our finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on a quarterly basis and any third-party valuations are reviewed for reasonableness and compliance with the Fair Value Measurement Topic of the Accounting Standards Codification. Specifically, we compare prices received from our pricing service to prices reported by the custodian or third-party investment advisers, and we perform a review of the inputs, validating that they are reasonable and observable in the marketplace, if applicable. For our embedded contractual derivative asset and/or liability, we use internal historical and projected health care expenditure data and the national health care expenditures as reflected in the National External Trend Standards, which is published by CMS, to estimate the unobservable inputs. The growth rates in each of these health care expenditures are modeled using the Monte Carlo simulation approach, and the resulting value is discounted to the valuation date. We estimate our non-recurring Level 3 asset and goodwill for our Western Region Operations reporting unit using the income approach based on discounted cash flows. We estimated our non-recurring Level 3 assets held for sale based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology.

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
9. LEGAL PROCEEDINGS
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings, including those described below in this Note 9 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions,” depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Except for the regulatory and legal proceedings discussed in this Note 9 under the heading “Military and Family Life Counseling Program Putative Class and Collective Actions," management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
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
On November 1, 2012, we moved to compel arbitration in the Northern District of California, and the court denied the motion on April 3, 2013. We noticed our appeal of that decision to the United States Court of Appeals for the Ninth Circuit on April 8, 2013. On April 25, 2013, the district court granted Plaintiffs’ motion for conditional FLSA collective action certification to allow notice to be sent to the FLSA collective action members. The court stayed all other proceedings pending an outcome in the Ninth Circuit appeal. On December 17, 2014, a divided (2-1) Ninth Circuit panel affirmed the district court's decision denying our motion to compel arbitration. On January 14, 2015, we petitioned for rehearing en banc, and the Ninth Circuit denied the petition on February 9, 2015. On February 13, 2015, the Ninth Circuit granted our motion to stay the proceedings, and the proceedings will remain stayed until the final disposition by the U.S. Supreme Court of our petition for a writ of certiorari. We filed our petition for writ of certiorari on June 10, 2015, and on September 30, 2015, the U.S. Supreme Court granted our petition.
On March 28, 2014, the original Washington case was transferred to the Northern District of California to relate it to the two FLSA suits pending there. On April 11, 2014, we moved to stay the suit pending the Ninth Circuit appeal. We also filed two alternative motions seeking an order to either compel the case to arbitration or dismiss Plaintiffs’ class claims and California Labor Code section 226.8 claims. On June 3, 2014, the court granted our motion to stay, and denied the later alternative motions without prejudice to renewal after the stay is lifted. This suit will also remain stayed until the U.S. Supreme Court's disposition of our case and final determination on appeal.
We intend to vigorously defend ourselves against these claims; however, these proceedings are subject to many uncertainties.
Miscellaneous Proceedings
In connection with the Merger, two purported Company stockholders filed two putative class action lawsuits in the Court of Chancery of the State of Delaware seeking to enjoin the Merger, and other relief. The lawsuits were consolidated, and the amended complaint alleges, among other things, that the merger consideration is inadequate, that the process culminating in the Merger was flawed, that the directors of the Company breached their fiduciary duties in connection with the Merger, and that Centene, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duty. The amended complaint also alleges that the Form S-4 Registration Statement filed by Centene on August 19, 2015 contains material misstatements and omits material information. We intend to vigorously defend ourselves against these claims; however, these proceedings are subject to many uncertainties.
In addition, in the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, the Office of Civil Rights of HHS and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, tax matters, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate and intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, and claims arising out of the acquisition or divestiture of various business units or other assets. We also are subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. In addition, from time to time we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
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
10. INCOME TAXES
The effective income tax rate from operations was 60.7% and 139.3% for the three months ended September 30, 2015 and 2014, respectively, and 57.9% and 23.3% for the nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015 and 2014, our effective income tax rate was adversely impacted by the health insurer fee under the ACA, which is not deductible for federal income tax purposes and in many state jurisdictions. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee.
For the three months ended June 30, 2014, we incurred a deduction for a loss on stock under Internal Revenue Code Section 165, which produced a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. The impact of this significant tax benefit continued to have a lowering effect on our tax rate for the nine months ended September 30, 2014. Other items that caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2015 and 2014 included state income taxes, tax-exempt interest and non-deductible compensation.
During the three months ended September 30, 2015, we increased our reserve for uncertain tax positions by an additional $14.8 million due to research and development tax credits and adjustments to the 2014 stock loss deduction. During the three months ended September 30, 2014, we increased our reserve for uncertain tax positions by $7.3 million due to adjustments to our claims reserves. The deductibility of a portion of these claims reserve adjustments may be challenged by the taxing authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS
The following discussion and other portions of this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) and Section 27A of the Securities Act of 1933 regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe-harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements other than statements of historical information provided or incorporated by reference herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Managed health care companies operate in a highly competitive, constantly changing environment that is significantly influenced by, among other things, aggressive marketing and pricing practices of competitors and regulatory oversight. In addition, on July 2, 2015, we entered into the Merger Agreement with Centene and the other parties thereto. Factors that could cause our actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, the factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 ("Form 10-K") and the other risks discussed in this Quarterly Report on Form 10-Q (this "Form 10-Q") and our other filings from time to time with the U.S. Securities and Exchange Commission ("SEC"). In this Form 10-Q, unless the context otherwise requires, the terms “Company,” “Health Net,” “we,” “us,” and “our” refer to Health Net, Inc. and its subsidiaries.
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
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid and dual eligible programs, as well as programs with the U.S. Department of Defense (“Department of Defense” or “DoD”) and U.S. Department of Veterans Affairs ("VA"). We also offer behavioral health, substance abuse and employee assistance programs and managed health care products related to prescription drugs.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 4 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare,

Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries. As of September 30, 2015, we had approximately 3.3 million medical members in our Western Region Operations reportable segment.
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
On November 2, 2014, we signed a definitive master services agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation ("Cognizant") to provide certain services to us. In connection with the Master Services Agreement, we also entered into an asset purchase agreement (the "Asset Purchase Agreement") pursuant to which we agreed to sell certain software assets and related intellectual property we own to Cognizant (the "Asset Sale," and, together with the transactions contemplated by the Master Services Agreement, the "Cognizant Transaction"). In connection with the Cognizant Transaction, we reviewed our reportable segments and determined that there were no changes to our reportable segments. See Note 3 to our consolidated financial statements for additional information on the Cognizant Transaction, including the parties subsequent decision to defer the BPaaS Commencement Date (as defined in the Master Services Agreement) and Asset Sale in connection with the announcement of our transaction with Centene Corporation ("Centene"). This transaction is described in further detail in "—Overview—Centene Transaction" below and Note 1 to our consolidated financial statements.
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
Centene Transaction
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
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, certain approval, notice or similar requirements with applicable regulatory authorities. On August 11, 2015, the Antitrust Division of the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). On October 23, 2015, our stockholders approved the adoption of the Merger Agreement and Centene’s stockholders approved the issuance of the shares of its common stock forming part of the merger consideration.
The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close in early 2016, subject to the receipt of required regulatory approvals and satisfaction or waiver of other closing conditions. For additional discussion of the risks and uncertainties associated with the Merger, see Item 1A. "Risk Factors."
Cognizant Transaction
On November 2, 2014, we entered into the Master Services Agreement with Cognizant. Under the terms of the Master Services Agreement, Cognizant agreed to, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services"). Concurrent with executing the Master Services Agreement, we entered into the Asset Purchase Agreement with Cognizant, through which Cognizant agreed to purchase certain software assets and related intellectual property from us for $50 million (the "Asset Sale"). See Note 3 to our consolidated financial statements for additional information. However, in connection with the announcement of the Merger with Centene, the parties agreed to suspend efforts towards, and defer the occurrence of, the BPaaS Services Commencement Date. Accordingly, on July 1, 2015, the parties entered into an amendment to the Master Services Agreement (the “Cognizant Amendment”) which, among other things, extended the Pre-BPaaS Services Commencement Date Termination period, or the period of time during which the Company may terminate the Cognizant Agreement for a break-up fee of $10 million, until after the closing of the Merger. Cognizant continues to provide certain application and business processing services pursuant to existing agreements it has with the Company. The Company and Cognizant have agreed to exercise good faith efforts to explore and, if both parties agree to proceed, to negotiate and enter into a new definitive agreement relating to certain services described in the Master Services Agreement, which new definitive agreement shall survive the closing of the Merger.
The closing of the Asset Sale was scheduled for the BPaaS Services Commencement Date. As a result, the parties’ aforementioned decision to suspend efforts towards the BPaaS Services Commencement Date has similarly deferred the Asset Sale.
Due to the deferral of the Cognizant Transaction, the Master Services Agreement will not generate the expected $150 to $200 million in annual general and administrative and depreciation expense savings in the previously anticipated time frame. Our operating results in our Corporate/Other segment for the three and nine months ended September 30, 2015 were impacted by $21.7 million and $95.5 million, respectively, in pretax expenses primarily related to the Cognizant Transaction. The pretax expenses for the three months ended September 30, 2015 also include $5.2 million related to our pending Merger with Centene. See Note 3 to our consolidated financial statements for additional information regarding the Cognizant Transaction.
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
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see "Item 1. Business—Government Regulation—Health Care Reform Legislation and Implementation" in our Form 10-K. For additional discussion of some of our risks and uncertainties related to the ACA, see "Item 1A. Risk Factors" in our Form 10-K.
Legal, Regulatory and Legislative Developments
The ACA continues to face certain legal challenges, including litigation around federal regulations regarding contraception coverage and the ability of HHS to make payments to plans under the ACA’s cost sharing reductions ("CSR") program. With respect to the CSR program, the House of Representatives has brought suit challenging the ability of HHS to make payments to plans under the CSR program without an explicit appropriation. On September 9, 2015, a Federal District Court in the District of Columbia issued a procedural ruling finding that the House of Representatives had standing to bring the lawsuit, though no ruling has yet been made on the merits. There remains significant uncertainty about the time frame, outcome or ultimate impact of this litigation, but a final ruling that adversely impacts the CSR program may hinder our ability to offer coverage through the ACA's health insurance exchanges.
In addition, new state and federal legislation and regulation continues to develop around the ACA. For example, most states, including those in which we offer small group coverage, now define small groups as groups with 50 or fewer employees. The ACA initially required states to expand this definition of small groups to include groups with 100 or fewer employees, with the effective date for this change set at January 1, 2016. However, the Protecting Affordable Coverage for Employees ("PACE") Act, signed into law on October 7, 2015, gives states the option to make this change, or to maintain the small group definition at 50 or fewer employees after January 1, 2016. While most states, including Arizona, Oregon and Washington, are expected to continue under the current definition of 50 or fewer, California has already passed statutes expanding the definition to 100 or fewer effective as of January 1, 2016. The small group market in California represents a significant portion of our business, and while we have been preparing for this change, its ultimate impact on the California small group market remains uncertain.
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level ("FPL") to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this "Medicaid expansion." As of September 30, 2015, our total Medicaid membership increased by 17.8 percent as compared to September 30, 2014, primarily as a result of Medicaid expansion.
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
Health Insurer Fee
Our operating results for the three and nine months ended September 30, 2015 were impacted by fees imposed under the ACA, including $58.4 million and $174.7 million, respectively, of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2014 net premiums written (the "health insurer fee"). In September 2015, we paid the federal government a lump sum of $233.0 million for our portion of the health insurer fee that was calculated based on 2014 premiums. Our operating results for the three and nine months ended September 30, 2014 were impacted by fees imposed under the ACA, including $31.9 million and $106.1 million, respectively, of amortization of the deferred cost of the health insurer fee calculated on 2013 net premiums written. In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee that was calculated based on 2013 premiums. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, we have experienced, and in the future could continue to experience, significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum. For the three and nine months ended September 30, 2015, respectively, due to the non-deductibility of the health insurer fee for federal income tax purposes, our effective income tax rate was adversely affected by 19.7 percentage points and 18.3 percentage points, respectively. In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, our portion of the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. We generally are also unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For more information on this and other ACA related fees, including the associated risks, see Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA."
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
The individual and small group market represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing laws, regulations and guidance, including, among others, those related to the treatment of income taxes in calculating risk corridors as well as the timing and source of program funding. How the certain laws, regulations and guidance are interpreted and applied may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs, among other things, are subject to risks inherent in untested initiatives and government programs, and the relevant legislative and regulatory framework for the exchanges and the 3Rs remains subject to change and interpretation over time. Whether due to legislative or regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including but not limited to adverse selection risk, if we experience significant payment delays with respect to any 3R receivables, including without limitation, our risk corridor receivables, or we are unable to successfully adapt our strategy to these or any other future changes in our markets, our financial condition, cash flows, liquidity and results of operations may be materially adversely affected. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for additional information on the 3Rs.
MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. As of September 30, 2015 and December 31, 2014, we had accrued $270.3 million and $200.6 million, respectively, for an MLR rebate with respect to our adult Medicaid expansion population payable to DHCS. Accordingly, during the three and nine months ended September 30, 2015, health plan services premium revenues were reduced by $8.8 million and $69.7 million, respectively. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced health plan services premium revenue by $18.5 million and $44.3 million for the three and nine months ended September 30, 2015, respectively. With respect to our Arizona Medicaid contract, the profit corridor receivable balance included in other current assets as of September 30, 2015 was $1.3 million, the balance included in other noncurrent assets as of September 30, 2015 was $0, and the profit corridor payable balance included in accounts payable and other liabilities as of September 30, 2015 was $0. The profit corridor payable balance included in other noncurrent liabilities as of September 30, 2015 was $34.1 million. In the nine months ended September 30, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition," for further discussion on these MLR provisions.
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

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$3,977,891	$3,631,617	$11,702,123	$9,774,840
Government contracts	160,661	146,183	456,430	444,356
Net investment income	13,915	10,964	43,580	34,109
Administrative services fees and other income	1,200	1,106	5,053	(3,108)
Total revenues	4,153,667	3,789,870	12,207,186	10,250,197
Expenses
Health plan services (excluding depreciation and amortization)	3,318,415	3,104,010	9,825,020	8,269,531
Government contracts	158,124	124,403	437,926	389,585
General and administrative	442,326	373,623	1,344,887	1,079,380
Selling	66,155	66,111	204,041	194,265
Depreciation and amortization	6,882	6,500	15,391	25,804
Interest	8,417	7,810	24,878	23,457
Asset impairment	—	84,690	1,884	84,690
Total expenses	4,000,319	3,767,147	11,854,027	10,066,712
Income from operations before income taxes	153,348	22,723	353,159	183,485
Income tax provision	93,095	31,662	204,550	42,770
Net income (loss)	$60,253	$(8,939)	$148,609	$140,715
Net income (loss) per share:
Basic	$0.78	$(0.11)	$1.93	$1.76
Diluted	$0.77	$(0.11)	$1.90	$1.73
For the three and nine months ended September 30, 2015, we reported net income of $60.3 million or $0.77 per diluted share and net income of $148.6 million or $1.90 per diluted share, respectively, as compared to net loss of $(8.9) million or $(0.11) per share and net income of $140.7 million or $1.73 per diluted share, respectively, for the same periods in 2014. Pretax margins were 3.7 percent and 2.9 percent, respectively, for the three and nine months ended September 30, 2015 compared to 0.6 percent and 1.8 percent, respectively, for the same periods in 2014.
Our total revenues increased 9.6 percent for the three months ended September 30, 2015 to approximately $4.2 billion from approximately $3.8 billion in the same period in 2014 and increased 19.1 percent for the nine months ended September 30, 2015 to approximately $12.2 billion from approximately $10.3 billion in the same period in 2014.
Health plan services premium revenues increased by 9.5 percent to approximately $4.0 billion for the three months ended September 30, 2015 compared to approximately $3.6 billion in the same period in 2014, and increased by 19.7 percent to approximately $11.7 billion for the nine months ended September 30, 2015 compared to approximately $9.8 billion in the same period in 2014.
Health plan services expenses increased by 6.9 percent to approximately $3.3 billion for the three months ended September 30, 2015 compared to approximately $3.1 billion in the same period in 2014, and increased by 18.8 percent to approximately $9.8 billion for the nine months ended September 30, 2015 compared to approximately $8.3 billion in the same period in 2014. Net investment income increased to approximately $13.9 million and $43.6 million for the three and nine months ended September 30, 2015, respectively, compared with approximately $11.0 million and $34.1 million for the three and nine months ended September 30, 2014, respectively, primarily due to larger investments-available-for-sale balances during these periods.
Our government contracts revenues increased by 9.9 percent for the three months ended September 30, 2015 to approximately $160.7 million from approximately $146.2 million in the same period in 2014 and increased by 2.7 percent for the nine months ended September 30, 2015 to approximately $456.4 million from approximately $444.4 million in the same period in 2014. Our government contracts costs increased by 27.1 percent for the three months ended September 30, 2015 to approximately $158.1 million from approximately $124.4 million in the same period in 2014 and increased by 12.4 percent for the nine months ended September 30, 2015 to approximately $437.9 million from approximately $389.6 million in the same period in 2014. The increases in government contract revenues for the three and nine months ended September 30, 2015 were primarily due to increased revenues from the PC3 Program, partially offset by lower revenues related to the extension option year pricing on the T-3 contract. The increases in government contract costs for the three and nine months ended September 30, 2015 were primarily due to costs associated with the ramp-up of operations associated with the PC3 Program, partially offset by lower costs related to the T-3 extension option year. For additional information see “—Government Contracts Reportable Segment".
Our general and administrative ("G&A") expenses increased by $68.7 million, or 18.4 percent, in the three months ended September 30, 2015 compared to the same period in 2014 and by $265.5 million, or 24.6 percent, in the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to increases in premium taxes and increases in the health insurer fee which is based on the prior calendar year premiums. The G&A expenses for the nine months ended September 30, 2015 were also impacted by expenses related to the Cognizant Transaction as well as our pending Merger with Centene (see "—Overview—Cognizant Transaction," "—Overview—Centene Transaction" and Note 3 to our consolidated financial statements). See "—Overview—Health Care Reform Legislation and Implementation" for more information regarding the health insurer fee.

Days Claims Payable
Days claims payable ("DCP") for the third quarter of 2015 was 46.7 days compared with 51.4 days in the third quarter of 2014. Adjusted DCP, which we calculate in accordance with the paragraph below, for the third quarter of 2015 was 63.4 days compared with 65.3 days in the third quarter of 2014. The decreases in our DCP and adjusted DCP are primarily due to the increase in health plan services cost that resulted from enrollment growth.
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

	Three months ended September 30,
	2015	2014
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,684.4	$1,733.3
Less: Capitation and MAPD Payables	(251.2)	(407.1)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,433.2	$1,326.2
(3) Health Plan Services Cost—GAAP	$3,318.4	$3,104.0
Less: Capitation and MAPD Costs	(1,237.6)	(1,236.0)
(4) Health Plan Services Cost—Adjusted	$2,080.8	$1,868.0
(5) Number of Days in Period	92	92
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	46.7	51.4
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	63.4	65.3

Income Tax Provision
Our income tax expense and the effective tax rate for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Income tax expense	$93.1	$31.7	$204.6	$42.8
Effective income tax rate	60.7%	139.3%	57.9%	23.3%
For the three and nine months ended September 30, 2015 and 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. The fee is not deductible for federal income tax purposes and in many state jurisdictions. The non-deductible health insurer fee increased our effective tax rate for the three and nine months ended September 30, 2015 by 19.7 percentage points and 18.3 percentage points, respectively, compared with 83.8 percentage points and 22.7 percentage points for the three and nine months ended September 30, 2014, respectively. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee. Our effective tax rate was affected favorably for the nine months ended September 30, 2014 by 39.6 percentage points due to a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. Other items that caused our effective tax rate to differ from the statutory federal tax rate of 35% for the three and nine months ended September 30, 2015 and 2014 include state income taxes, tax-exempt interest and non-deductible compensation. See Note 10 to our consolidated financial statements for additional information.

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
Western Region Operations Segment Membership (in thousands)

	As of September 30, 2015	As of September 30, 2014	Increase/ (Decrease)	% Change
California
Large Group	450	477	(27)	(5.7)%
Small Group	236	243	(7)	(2.9)%
Individual	267	269	(2)	(0.7)%
Commercial	953	989	(36)	(3.6)%
Medicare Advantage	168	169	(1)	(0.6)%
Medi-Cal/Medicaid	1,777	1,485	292	19.7%
Dual Eligibles	24	9	15	166.7%
Total California	2,922	2,652	270	10.2%

Arizona
Large Group	32	45	(13)	(28.9)%
Small Group	36	44	(8)	(18.2)%
Individual	65	97	(32)	(33.0)%
Commercial	133	186	(53)	(28.5)%
Medicare Advantage	38	46	(8)	(17.4)%
Medicaid	67	80	(13)	(16.3)%
Total Arizona	238	312	(74)	(23.7)%

Northwest
Large Group	25	28	(3)	(10.7)%
Small Group	22	23	(1)	(4.3)%
Individual	2	4	(2)	(50.0)%
Commercial	49	55	(6)	(10.9)%
Medicare Advantage	64	56	8	14.3%
Total Northwest	113	111	2	1.8%

Total Health Plan Enrollment
Large Group	507	550	(43)	(7.8)%
Small Group	294	310	(16)	(5.2)%
Individual	334	370	(36)	(9.7)%
Commercial	1,135	1,230	(95)	(7.7)%
Medicare Advantage	270	271	(1)	(0.4)%
Medi-Cal/Medicaid	1,844	1,565	279	17.8%
Dual Eligibles	24	9	15	166.7%
	3,273	3,075	198	6.4%

Total Western Region Operations enrollment was approximately 3.3 million members at September 30, 2015, an increase of 6.4 percent compared with enrollment at September 30, 2014. Total enrollment in our California health plans increased by 10.2 percent to approximately 2.9 million members from September 30, 2014 to September 30, 2015.
Western Region Operations commercial enrollment decreased by 7.7 percent from September 30, 2014 to approximately 1.1 million members at September 30, 2015, primarily due to membership decreases in our large group and individual businesses.
Enrollment in our large group business decreased by 7.8 percent, or approximately 43,000 members, from approximately 550,000 members at September 30, 2014 to approximately 507,000 members at September 30, 2015 due to competitive pricing in California. Enrollment in our small group business in our Western Region Operations segment decreased by 5.2 percent, from approximately 310,000 members at September 30, 2014 to approximately 294,000 members at September 30, 2015. Enrollment in our individual business in our Western Region Operations segment decreased by 9.7 percent, from approximately 370,000 members at September 30, 2014 to approximately 334,000 members at September 30, 2015 primarily due to declines in Arizona as a result of competitive pricing on the individual exchange. As of September 30, 2015, membership in our tailored network products accounted for 54.9 percent of our Western Region Operations commercial enrollment compared with 51.7 percent at September 30, 2014.
Enrollment in our Medicare Advantage plans in our Western Region Operations segment at September 30, 2015 was approximately 270,000 members, a decrease of 0.4 percent compared with approximately 271,000 members at September 30, 2014. This decrease was due to a loss of 8,000 members in Arizona and a loss of 1,000 members in California, partially offset by gains of 8,000 members in the Northwest. We have exited certain under-performing counties in our Medicare business, and consequently expected lower enrollment in our Medicare Advantage plans in 2015.
Enrollment in our state Medicaid program in California ("Medi-Cal") increased by approximately 292,000 members, or 19.7 percent, to approximately 1,777,000 members at September 30, 2015 compared with approximately 1,485,000 members at September 30, 2014, primarily as a result of new members added from Medicaid expansion. We expect that our Medi-Cal enrollment for the remainder of 2015 will be impacted by the state of California’s efforts to redetermine enrollee eligibility for the state’s Medicaid program. In addition, in October 2013, we began administering Medicaid benefits in Maricopa County, Arizona pursuant to our contract with AHCCCS. As of September 30, 2015, we had approximately 67,000 Medicaid members in Arizona compared with approximately 80,000 members as of September 30, 2014. On February 4, 2015, we received a notice from the AHCCCS Division of Health Care Management that stated that we were in violation of our Medicaid contract in Maricopa County. As a result, we are currently subject to sanctions that include a cap on member auto assignments under the contract effective as of February 13, 2015 until further notice.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of September 30, 2015, approximately 967,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 54 percent of our Medi-Cal membership. As part of our 2012 settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” The CCI is being implemented in seven counties, including Los Angeles and San Diego counties. In participating counties, the CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. As of September 30, 2015, we had approximately 24,000 dual eligibles members. See "—California Coordinated Care Initiative," below for more information on the CCI and the dual eligibles.
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
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. On July 1, 2014, DHCS began automatically enrolling dual eligibles in Los Angeles County who have not selected a health plan, which we refer to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Such dual eligibles will then continue to receive fee-for-service Medicare benefits but will receive Medi-Cal benefits through a managed care health plan as required under the CCI. During the active enrollment period in San Diego County, dual eligibles are able to select to receive benefits from any one of four health plan options, including us, or “opt out” of the demonstration. Passive enrollment has concluded in both Los Angeles and San Diego counties. For the remainder of the demonstration, all dual eligibles, including newly eligible individuals, individuals who have previously selected or been passively enrolled in a health plan and individuals who have previously opted out of the demonstration, have the continuing option to select from the Cal MediConnect health plans available in their county or "opt out" of the demonstration. As of September 1, 2015, we were administering benefits to 42% of the Cal MediConnect enrollment in Los Angeles County and 20% of the enrollment in San Diego County.
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
Health Net’s participation in the CCI, and the dual eligibles demonstration in particular, represents a significant business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, the CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to beneficiaries, providers, regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, larger than expected numbers of dual eligibles have opted out of, and continue to dis-enroll from, the demonstration, which has impacted and continues to impact our expected total enrollment for the demonstration. We have worked with DHCS and others to implement outreach and other programs designed to increase our Cal MediConnect enrollment, but if enrollment continues below expectations over the course of the demonstration, our overall profitability with respect to our participation in the CCI may be lower than originally anticipated. Due to these and other risks associated with the CCI, including, without limitation, that the dual eligibles demonstration is a pilot program subject to changing legislation and state budgetary concerns, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation. For a discussion of this and other risks related to our participation in the CCI, see "Item 1A. Risk Factors" in our Form 10-K.

Western Region Operations Segment Results

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except PMPM data)
Commercial premiums	$1,412,264	$1,430,769	$4,158,178	$4,072,406
Medicare premiums	778,237	763,327	2,329,534	2,275,679
Medicaid premiums	1,668,091	1,397,732	4,812,528	3,381,654
Dual Eligibles premiums	119,299	39,789	401,883	45,101
Health plan services premiums	3,977,891	3,631,617	11,702,123	9,774,840
Net investment income	13,915	10,964	43,580	34,109
Administrative services fees and other income	1,200	1,106	5,053	(3,108)
Total revenues	3,993,006	3,643,687	11,750,756	9,805,841
Health plan services	3,318,415	3,104,010	9,825,020	8,269,531
Premium tax	71,374	53,417	197,745	127,805
Health insurer fee	58,408	31,947	174,728	106,084
Other ACA fees	22,163	26,643	64,475	71,716
Administrative expenses	268,628	241,352	815,752	747,611
Total general and administrative	420,573	353,359	1,252,700	1,053,216
Selling	66,155	66,111	204,041	194,265
Depreciation and amortization	6,882	6,500	14,840	25,804
Interest	8,417	7,810	24,878	23,457
Total expenses	3,820,442	3,537,790	11,321,479	9,566,273
Income from operations before income taxes	172,564	105,897	429,277	239,568
Income tax provision	98,812	61,085	232,473	133,330
Net income	$73,752	$44,812	$196,804	$106,238
Pretax margin	4.3%	2.9%	3.7%	2.4%
Western Region Operations premium yield	1.2%	13.7%	5.1%	10.0%
Western Region Operations premium per member per month (PMPM) (d)	$405.73	$400.91	$405.79	$386.05
Western Region Operations health care cost trend	(1.2)%	15.3%	4.3%	9.3%
Western Region Operations health care cost PMPM (d)	$338.46	$342.66	$340.69	$326.60
Western Region Operations health plan services MCR (a)	83.4%	85.5%	84.0%	84.6%
Administrative expense ratio (b)	6.8%	6.6%	7.0%	7.7%
Total G&A expense ratio (b)	10.6%	9.7%	10.7%	10.8%
Selling costs ratio (c)	1.7%	1.8%	1.7%	2.0%

_________________

(a)	Western Region Operations medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

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

Revenues
Total revenues in our Western Region Operations segment increased 9.6 percent to approximately $4.0 billion for the three months ended September 30, 2015 and increased 19.8 percent to approximately $11.8 billion for the nine months ended September 30, 2015, compared to the same periods in 2014 primarily due to an increase in enrollment in our health plans.
Health plan services premium revenues in our Western Region Operations segment increased 9.5 percent to approximately $4.0 billion for the three months ended September 30, 2015 and increased 19.7 percent to approximately $11.7 billion for the nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to enrollment growth from Medicaid expansion. Our MLR rebate liability, which is payable to DHCS in connection with Medicaid adult expansion members increased by $8.8 million and $69.7 million for the three and nine months ended September 30, 2015, respectively. We accrued $45.3 million for MLR rebates in the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, respectively, we accrued $18.5 million and $44.3 million for excess profit sharing, which is payable to the state of Arizona under our Arizona Medicaid contract. Due to the combined impact of these MLR rebates and profit sharing provisions in Arizona, Medicaid premium revenue was reduced by $27.3 million and $114.0 million for the three and nine months ended September 30, 2015, respectively, compared with $49.2 million and $57.2 million for the three and nine months ended September 30, 2014, respectively related to MLR rebates and excess profit sharing. For the nine months ended September 30, 2015, retroactive premium adjustments for our Medi-Cal member risk reassignment for prior periods increased premium revenue by $29.8 million. We had no retroactive premium adjustments for the three months ended September 30, 2015. See Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information.
Investment income in our Western Region Operations segment increased to $13.9 million for the three months ended September 30, 2015 from $11.0 million and increased to $43.6 million for the nine months ended September 30, 2015 from $34.1 million for the same periods in 2014 primarily due to larger investments-available-for-sale balances.
Administrative services fees and other income in our Western Region Operations segment increased to $1.2 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, from $1.1 million and $(3.1) million, respectively, for the same periods in 2014. The administrative services fees and other income for the nine months ended September 30, 2014 was negative due to the reversal of certain ACA administrative fee income booked in the first quarter of 2014 and the fourth quarter of 2013 as discussed in Note 2 to the consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA—Section 1202 of the ACA."
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased by 6.9 percent to $3.3 billion for the three months ended September 30, 2015 and increased by 18.8 percent to $9.8 billion for the nine months ended September 30, 2015 compared to $3.1 billion and $8.3 billion for the three and nine months ended September 30, 2014, respectively, primarily due to enrollment growth from Medicaid expansion.
Premium Yields and Health Care Cost Trends
Our Western Region Operations premium PMPM increased by 1.2 percent to $406 for the three months ended September 30, 2015 compared to an increase of 13.7 percent to $401 for the same period in 2014. Western Region Operations premium PMPM increased by 5.1 percent to $406 for the nine months ended September 30, 2015 compared to an increase of 10.0 percent to $386 for the same period in 2014.
Western Region Operations health care cost PMPM decreased by 1.2 percent to $338 for the three months ended September 30, 2015 compared to an increase of 15.3 percent to $343 for the same period in 2014. Health care cost PMPM increased by 4.3 percent to $341 for the nine months ended September 30, 2015 compared to an increase of 9.3 percent to $327 for the same period in 2014.
The change in the premium yields and health care cost trends reflect the ongoing product mix change associated with our membership growth.
Medical Care Ratios
The Western Region Operations health plan services MCR was 83.4 percent and 84.0 percent for the three and nine months ended September 30, 2015, respectively, compared with 85.5 percent and 84.6 percent for the three and nine months ended September 30, 2014, respectively. The improvements in the three and nine months ended September 30, 2015 compared to the same period in 2014 is primarily due to improved performance in our Medicaid business.

General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $420.6 million and $1,252.7 million for the three and nine months ended September 30, 2015, respectively, compared with $353.4 million and $1,053.2 million for the three and nine months ended September 30, 2014, respectively. The total G&A expense ratio was 10.6 percent and 10.7 percent for the three and nine months ended September 30, 2015, respectively, compared to 9.7 percent and 10.8 percent for the three and nine months ended September 30, 2014, respectively. The increases in our total general and administrative expenses were primarily due to increases in the health insurer fee and premium taxes.
Selling expense in our Western Region Operations segment was $66.2 million and $204.0 million for the three and nine months ended September 30, 2015, respectively, compared with $66.1 million and $194.3 million for the three and nine months ended September 30, 2014, respectively. The selling costs ratio was 1.7 percent for each of the three and nine months ended September 30, 2015, respectively, compared with 1.8 percent and 2.0 percent for the three and nine months ended September 30, 2014, respectively.
Interest expense in our Western Region Operations segment was $8.4 million and $24.9 million for the three and nine months ended September 30, 2015, respectively, compared with $7.8 million and $23.5 million for the three and nine months ended September 30, 2014, respectively.
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the Department of Defense exercised the last of these options, which extended the T-3 contract through March 31, 2015. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If the two remaining option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract (the "T-2017 contracts"). On July 23, 2015, we responded to the DoD's request for proposal, which will reduce the three existing TRICARE regions to two. The DoD anticipates it will award the T-2017 contracts in the first quarter of 2016, with health care delivery commencing on April 1, 2017. If we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted. See "Item 1A. Risk Factors" in our Form 10-K for additional discussion of this and certain other risks related to our participation in TRICARE and other government programs.
Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million MHS eligible beneficiaries as of September 30, 2015. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability.”
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a new contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors initially selected to participate in the MFLC program under the current MFLC contract. Revenues from the MFLC contract were $26.3 million and $83.6 million for the three and nine months ended September 30, 2015, respectively, compared to $28.4 million and $89.9 million for the three and nine months ended September 30, 2014, respectively.
In September 2013, VA awarded us a contract under its new PC3 Program. The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On September 23, 2014, VA exercised option period 1 which commenced on October 1, 2014 and ended on September 30, 2015. On October 1, 2015, VA exercised option period 2, which commenced on October 1, 2015 and is scheduled to end on September 30, 2016. In addition to the one-year option periods, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's needs. In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014

("VACAA"). The VACAA modification to our PC3 contract expires no later than September 30, 2017. For the three and nine months ended September 30, 2015, we had $38.9 million and $78.5 million, respectively, in revenues from the PC3 Program compared to $3.9 million and $9.3 million, respectively, for the three and nine months ended September 30, 2014. This increase was driven primarily by the increased services related to the VACAA modification.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Government contracts revenues	$160,661	$146,183	$456,430	$444,356
Government contracts costs	158,158	123,571	437,093	387,275
Income from operations before income taxes	2,503	22,612	19,337	57,081
Income tax provision	1,182	8,918	8,175	23,246
Net income	$1,321	$13,694	$11,162	$33,835
Government contracts revenues increased by $14.5 million, or 9.9 percent, for the three months ended September 30, 2015 and increased by $12.1 million, or 2.7 percent, for the nine months ended September 30, 2015 compared to the same periods in 2014. Government contracts costs increased by $34.6 million, or 28.0 percent, for the three months ended September 30, 2015 and increased by $49.8 million, or 12.9 percent, for the nine months ended September 30, 2015 compared to the same periods in 2014. The increases in government contract revenues for the three and nine months ended September 30, 2015 were primarily due to increased revenues from the PC3 Program, partially offset by lower revenues related to the extension option year pricing on the T-3 contract. The increases in government contract costs for the three and nine months ended September 30, 2015 were primarily due to costs associated with the ramp-up of operations associated with the PC3 Program, partially offset by lower costs related to the T-3 extension option year. The higher PC3 costs were driven by VA's expedited implementation of the VACAA modification of the PC3 Program, and we expect these higher costs to continue through the remainder of 2015. In total, we expect to spend approximately $40 million in start-up costs in 2015, which will not recur in 2016.
Corporate/Other
The following table summarizes the Corporate/Other segment for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Costs included in government contract costs	$(34)	$832	$833	$2,310
Costs included in G&A	21,753	20,264	92,187	26,164
Depreciation and amortization	—	—	551	—
Asset impairment	—	84,690	1,884	84,690
Loss from operations before income taxes	(21,719)	(105,786)	(95,455)	(113,164)
Income tax benefit	(6,899)	(38,341)	(36,098)	(113,806)
Net loss	$(14,820)	$(67,445)	$(59,357)	$642
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Our Corporate/Other segment for the three and nine months ended September 30, 2015 primarily includes expenses related to the Cognizant Transaction, and also includes costs related to our pending Merger with Centene. See

Note 3 to our consolidated financial statements and "—Overview—Cognizant Transaction" for additional information regarding the Cognizant Transaction and "—Overview—Centene Transaction" for more information regarding our pending Merger with Centene.
Our operating results in our Corporate/Other segment for the three and nine months ended September 30, 2014 were impacted by an $84.7 million pretax asset impairment related to our assets held for sale in connection with the Cognizant Transaction. See Note 3 to our consolidated financial statements for additional information regarding assets held for sale and the Cognizant Transaction. Our operating results in our Corporate/Other segment for the three and nine months ended September 30, 2014 were also impacted by pretax expenses related to the Cognizant Transaction as well as severance expenses related to our efforts to address scale issues. In addition, our operating results in our Corporate/Other segment for the nine months ended September 30, 2014 were impacted by a loss on the stock of one of our subsidiaries that created a tax benefit of $72.6 million, net of adjustments to our reserve for uncertain tax benefits. See Note 10 to our consolidated financial statements for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as Medicaid expansion and exchange participation under the ACA. We may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints in the near term. However, turbulence in U.S. and international markets and certain costs associated with health care reform legislation and its implementation, Medicaid expansion under the ACA and our preparation for the Centene Transaction, among other things, could adversely affect our liquidity. In addition, as a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. We are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a discussion of these and other risks that impact our liquidity, see "Item 1A. Risk Factors" in our Form 10-K.
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from state and federal governments and agencies. For example, our receivable from DHCS and AHCCCS related to our California and Arizona Medicaid businesses totaled $672.8 million as of September 30, 2015 and $801.7 million as of December 31, 2014. The receivable from CMS related to our Medicare business was $124.0 million as of September 30, 2015 and $119.1 million as of December 31, 2014. Our Government Contracts receivable, including receivables from the DoD relating to our current and prior contracts for the TRICARE North Region, was $165.1 million as of September 30, 2015 and $150.5 million as of December 31, 2014. The timing of collection of such receivables from the federal and state governments and agencies is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year.
In addition, our cash flow has been and will continue to be impacted, among other things, by the timing of payments related to the ACA. For example, the largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the health insurer fee payable in 2015, based upon 2014 premiums, was $233.0 million and was paid in a single lump sum payment in September 2015. Our cash flow is also impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. Our receivable balance for the reinsurance program related to the premium stabilization provisions of the ACA was $167.8 million and $234.0 million as of September 30, 2015 and December 31, 2014, respectively. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers for the following year.

Our net receivable balance for the risk corridor program related to the premium stabilization provisions of the ACA was $189.3 million and $86.8 million as of September 30, 2015 and December 31, 2014, respectively. HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at this time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. This payment structure would be consistent with the Consolidated and Further Continuing Appropriations Act, 2015, which is also referred to as the “2015 Budget Act" or "Cromnibus." Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.
On October 13, 2015, HHS reiterated its continuing obligation to make full payment of its risk corridors liabilities and stated that HHS recognizes that the ACA requires the Secretary to make full payments to issuers. HHS further stated that it is recording those amounts that remain unpaid following its 12.6 percent prorated payment this winter as fiscal year 2015 obligations of the United States Government for which full payment is required.
Our net payable balance for the risk adjustment program related to the premium stabilization provisions of the ACA was $21.7 million and $72.4 million as of September 30, 2015 and December 31, 2014, respectively. Risk adjustment and reinsurance amounts for 2014 were substantially settled during the third quarter of 2015. See "—Overview—Health Care Reform Legislation and Implementation—Premium Stabilization Provisions" and "Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs, among other things, are subject to risks inherent in untested initiatives and government programs, and the relevant legislative and regulatory framework for the exchanges and the 3Rs remains subject to change and interpretation over time. Whether due to legislative or regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including but not limited to adverse selection risk, if we experience significant payment delays with respect to any 3R receivables, including without limitation, our risk corridor receivables, or if we are unable to successfully adapt our strategy to these or any other future changes in our markets, our financial condition, cash flows, liquidity and results of operations may be materially adversely affected.
Cash and Investments
As of September 30, 2015, the fair value of our investment securities available-for-sale was $2.2 billion, which includes both current and noncurrent investments. Noncurrent investments were $20.1 million as of September 30, 2015. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgage-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of September 30, 2015, our investment portfolio includes $557.9 million, or 24.9% of our portfolio holdings, of mortgage-backed and asset-backed securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of September 30, 2015, our investment portfolio also included $940.1 million, or 41.9% of our portfolio holdings, of obligations of states and other political subdivisions and $715.3 million, or 31.9% of our portfolio holdings, of corporate debt securities.
We had gross unrealized losses of $14.6 million as of September 30, 2015 and $9.8 million as of December 31, 2014. Included in the gross unrealized losses as of September 30, 2015 and December 31, 2014 were $3.7 million and $0.9 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and we do not intend to sell these investments. It is not likely that we will be required to sell any security in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. No impairment was recognized during the three and nine months ended September 30, 2015 or 2014.
Operating Activities
Our net cash flow provided by operating activities for the nine months ended September 30, 2015 compared to the same period in 2014 is as follows:

	September 30,	September 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$569.7	$885.7	$(316.0)
Net cash provided by operating activities decreased by $316.0 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a decrease in our reserves for claims and other settlements and higher paid claims.
Investing Activities
Our net cash flow used in investing activities for the nine months ended September 30, 2015 compared to the same period in 2014 is as follows:

	September 30,	September 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash used in investing activities	$(513.0)	$(45.5)	$(467.5)
Net cash used in investing activities increased by $467.5 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to primarily due to a $463.7 million increase in net purchases of available-for-sale investments.
Financing Activities
Our net cash flow provided by (used in) financing activities for the nine months ended September 30, 2015 compared to the same period in 2014 is as follows:

	September 30,	September 30,	Change Period over Period
	2015	2014
	(Dollars in millions)
Net cash provided by (used in) financing activities	$47.2	$(158.8)	$206.0
Net cash provided by financing activities increased by $206.0 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a $137.6 million increase in cash provided by customer funds administered and a $110.0 million increase in net borrowings under our revolving credit facility, partially offset by a $42.5 million increase in share repurchases under our stock repurchase program.

Capital Structure
Our debt-to-total capital ratio was 25.4 percent as of September 30, 2015 compared with 22.6 percent as of December 31, 2014. This increase is primarily due to an increase in borrowings under our revolving credit facility.
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
During the three months ended September 30, 2015, we made no share repurchases and during the nine months ended September 30, 2015, we repurchased approximately 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of September 30, 2015 was $306.2 million. We primarily funded these repurchases through our revolving credit facility. Our stock repurchase program may be suspended or discontinued at any time, and we have suspended our stock repurchase program until further notice in connection with our pending Merger with Centene. For additional information on our stock repurchase program, see Note 6 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, for the three month period ending September 30, 2015:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)(b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
July 1—July 31	394	(c)	$68.73	$27,081	—	$306,182,333
August 1—August 31	924	(c)	68.49	63,284	—	$306,182,333
September 1—September 30	1,665	(c)	64.74	107,791	—	$306,182,333
	2,983		$66.43	$198,156	—
 ________

(a)
During the three months ended September 30, 2015, we did not repurchase any shares of our common stock outside our stock repurchase program, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300.0 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. On December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. Our stock repurchase program does not have an expiration date. During the three months ended September 30, 2015, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Includes shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Revolving Credit Facility. In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of September 30, 2015, $210.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $383.5 million (see "—Letters of Credit" below). As of October 29, 2015, we had $210.0 million in borrowings outstanding under the revolving credit facility.
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
The pending Merger with Centene, if completed, would constitute a change of control under the terms of our revolving credit facility, which would constitute an event of default thereunder. Accordingly, if the pending Merger with Centene is completed prior to the due date of the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all outstanding amounts thereunder and replace the existing letters of credit discussed below. See Note 1 to our consolidated financial statements for additional information regarding our pending Merger with Centene.
As of September 30, 2015, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of September 30, 2015 and October 29, 2015, we had outstanding letters of credit of $6.5 million and $6.5 million, respectively, resulting in a maximum amount available for borrowing of $383.5 million and $383.5 million as of September 30, 2015 and October 29, 2015, respectively. As of September 30, 2015 and October 29, 2015, no amount had been drawn on any of these letters of credit.
Senior Notes. We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services, within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of September 30, 2015, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
On August 3, 2015, we commenced a solicitation with respect to the Senior Notes to amend the defined term "Change of Control" in the Senior Notes to provide that the pending Merger with Centene will not constitute a "Change of Control." The required consents were received by August 12, 2015, and we executed a supplement to the indenture governing the Senior Notes effectuating the amendment. Accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes will be required in connection with the completion of the Merger. A cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes was offered for a validly delivered consent. We conducted the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement. Centene had agreed that it would be responsible for all liabilities we incurred in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes. See "—Overview—Centene Transaction" for additional information on our pending Merger with Centene.
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. We believe that as of October 29, 2015, all of our active health plans and insurance subsidiaries were in compliance with their respective regulatory requirements relating to maintenance of minimum capital standards, surplus requirements and adequate reserves for claims in all material respects.
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

Under the California Knox-Keene Health Care Service Plan Act of 1975, as amended (“Knox-Keene”), certain of our California subsidiaries must comply with TNE requirements. Under these Knox-Keene TNE requirements, actual net worth less unsecured receivables and intangible assets must be more than the greater of (i) a fixed minimum amount, (ii) a minimum amount based on premiums or (iii) a minimum amount based on health care expenditures, excluding capitated amounts. In addition, certain of our California subsidiaries have made certain undertakings to the DMHC to restrict dividends and loans to affiliates, to the extent that the payment of such would reduce such entities' TNE below the minimum requirement or 130% of the minimum requirement. As of September 30, 2015 all of our subsidiaries subject to the TNE requirements and the undertakings to DMHC exceeded the minimum requirements.
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
CONTRACTUAL OBLIGATIONS
Pursuant to Item 303(a)(5) of Regulation S-K, we identified our known contractual obligations as of December 31, 2014 in our Form 10-K. During the three months ended September 30, 2015, we entered into a two and one half-year agreement for caregiver outreach activities and to provide training and education services. The estimated total future minimum commitments under the agreement are approximately $23.1 million beginning in 2015. We also entered into a three-year agreement for provider engagement services, and the estimated total future minimum commitments under the agreement are approximately $17.8 million beginning in 2015. During the three months ended September 30, 2015, except for the aforementioned long term purchase obligations, there were no significant changes to our contractual obligations as previously disclosed in our Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 7 to our consolidated financial statements for a discussion of our letters of credit.
CRITICAL ACCOUNTING ESTIMATES
In our Form 10-K, we identified the critical accounting policies that affect the more significant estimates and assumptions used in preparing our consolidated financial statements. Those policies include revenue recognition, health care costs, including incurred but not reported ("IBNR") amounts, reserves for contingent liabilities, amounts receivable or payable under government contracts, goodwill and other intangible assets, recoverability of long-lived assets and investments, income taxes and accounting for certain provisions of the ACA. We have not changed existing policies from those previously disclosed in our Form 10-K. Our critical accounting policy on estimating reserves for claims and other settlements and the quantification of the sensitivity of financial results to reasonably possible changes in the underlying assumptions used in such estimation as of September 30, 2015 is discussed below. Our critical accounting policy on income taxes also is discussed below. During the nine months ended September 30, 2015, there were no significant changes to the critical accounting estimates as disclosed in our Form 10-K.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$ (76.5) million
1%	$ (39.2) million
(1)%	$ 41.2 million
(2)%	$ 84.5 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$ 33.1 million
1%	$ 16.5 million
(1)%	$ (16.5) million
(2)%	$ (33.1) million

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
For the three and nine months ended September 30, 2015, we had $9.8 million and $109.4 million, respectively, in net favorable reserve developments related to prior years. The amount for the three months ended September 30, 2015 consisted of $8.8 million in favorable prior year development and a release of $1.0 million of the provision for adverse deviation held at December 31, 2014. The amount for the nine months ended September 30, 2015 consisted of $31.7 million in favorable prior year development and a release of the $77.7 million provision for adverse deviation held at December 31, 2014. We believe that the $31.7 million favorable development for the nine months ended September 30, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. As part of our best estimate for IBNR, the provision for adverse deviation recorded as of September 30, 2015 and December 31, 2014 was $84.3 million and $77.7 million, respectively. For the three and nine months ended September 30, 2015, the reserve development related to prior years, when considered together with the provision for adverse deviation recorded as of September 30, 2015, did not have a material impact on our operating results or financial condition.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The risk factors set forth below relate to our pending Merger with Centene , and should be read together with the risk factors disclosed in Part I, Item 1A of our Form 10-K.
The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
The completion of the Merger is subject to a number of conditions, including, among others, the receipt of certain regulatory approvals, which make the completion and timing of the completion of the Merger uncertain. Also, either we or Centene may terminate the merger agreement if the Merger has not been consummated by July 2, 2016, except that this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has been the cause of or the primary factor that resulted in the failure of the Merger to be consummated on or before that date.
If the Merger is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

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

•
time and resources committed by our management to matters relating to the Merger and the related suspension of the Cognizant Transaction could otherwise have been devoted to pursuing other beneficial opportunities for the Company; and

•	we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.
In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. The materialization of any of these risks could adversely impact our ongoing business.
Similarly, delays in completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.
The Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on the Company or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under applicable law, including pursuant to the insurance laws and, in some instances, state health care laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will, among other things, consider the effect of the Merger on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Under the Merger Agreement, we have agreed to use our reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities, except that we are not required to agree to any term, limitation, condition, restriction or requirement that, individually or in the aggregate, would have or would reasonably be expected to have a material and adverse effect on our financial condition, business, revenue or EBITDA as currently conducted, or a requirement that would or would reasonably be expected to restrict or prohibit any lines or types of business in which we shall be permitted to engage and would have or would reasonably be expected to have a material and adverse effect on the Company.
In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Merger. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may, among other things, delay or lead to the abandonment of the Merger.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of the Company from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay substantial termination fees to Centene.
The Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative transaction. In some circumstances, upon termination of the Merger Agreement, we may be required to pay a termination fee of between $188 million and $251 million to Centene.
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
Litigation filed against the Company, Centene, Merger Sub I, Merger Sub II and the members of the Company's Board could result in substantial costs to us or result in the payment of damages following completion of the Merger.
In connection with the Merger, two purported Company stockholders have filed two putative stockholder class action lawsuits against the Company, Centene, Merger Sub I, Merger Sub II and the members of the Company's Board. The lawsuits, as amended and consolidated, allege, among other things, that the merger consideration is inadequate, that the process culminating in the Merger was flawed, that the directors of the Company breached their fiduciary duties in connection with the Merger, and that Centene, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duty. The amended complaint states that the Registration Statement on Form S-4 filed by Centene on August 19, 2015 contains material misstatements and omits material information. The consolidated lawsuit seeks to enjoin the Merger and other relief. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, the lawsuits could result in substantial costs to us, including any costs associated with indemnification. Additional lawsuits may be filed against Centene, the Company, Merger Sub I, Merger Sub II or the directors and officers of either company in connection with the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Purchases of Equity Securities by the Issuer
On May 2, 2011, our Board of Directors authorized a stock repurchase program pursuant to which a total of $300.0 million of our outstanding common stock could be repurchased (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. As of September 30, 2015, the remaining authorization under our stock repurchase program was $306.2 million. We have suspended our stock repurchase program until further notice in connection with our pending Merger with Centene.
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

†2.1
Agreement and Plan of Merger, dated as of July 2, 2015, by and among Centene Corporation, Health Net, Inc., Chopin Merger Sub I, Inc. and Chopin Merger Sub II, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

4.1
Amendment to Rights Agreement, dated as of July 2, 2015, between Health Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015 (File No. 1-12718) and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of August 12, 2015, between Health Net, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2015 (File No. 1-12718) and incorporated herein by reference).

10.1
Voting Agreement, dated as of July 2, 2015, among the Health Net, Inc. and Michael F. Neidorff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

10.2
Voting Agreement, dated as of July 2, 2015, among Centene Corporation and Jay M. Gellert (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

10.3
Amendment No. 1 to Amended and Restated Master Services Agreement, by and among Cognizant Healthcare Services, LLC, Cognizant Technology Solutions U.S. Corporation and Health Net, Inc., effective as of July 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015 (File No. 1-12718) and incorporated herein by reference).

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

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (3) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

_________________

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

HEALTH NET, INC. (REGISTRANT)
Date:	November 2, 2015	By:	/s/ JAMES E. WOYS
James E. Woys
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 2, 2015	By:	/s/ MARIE MONTGOMERY
Marie Montgomery
Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

†2.1
Agreement and Plan of Merger, dated as of July 2, 2015, by and among Centene Corporation, Health Net, Inc., Chopin Merger Sub I, Inc. and Chopin Merger Sub II, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

4.1
Amendment to Rights Agreement, dated as of July 2, 2015, between Health Net, Inc. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015 (File No. 1-12718) and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of August 12, 2015, between Health Net, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2015 (File No. 1-12718) and incorporated herein by reference).

10.1
Voting Agreement, dated as of July 2, 2015, among the Health Net, Inc. and Michael F. Neidorff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

10.2
Voting Agreement, dated as of July 2, 2015, among Centene Corporation and Jay M. Gellert (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (File No. 1-12718) and incorporated herein by reference).

10.3
Amendment No. 1 to Amended and Restated Master Services Agreement, by and among Cognizant Healthcare Services, LLC, Cognizant Technology Solutions U.S. Corporation and Health Net, Inc., effective as of July 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015 (File No. 1-12718) and incorporated herein by reference).

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

101
The following materials from Health Net, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (2) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (3) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and (6) Condensed Notes to Consolidated Financial Statements.

_________________

†
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.