Form 10-K
period 2015-12-31
HEALTH NET INC
filed 2016-02-29
CIK 916085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $4,858,629,585 (which represents 75,774,011 shares of Common Stock held by such non-affiliates multiplied by $64.12, the closing sales price of such stock on the New York Stock Exchange on June 30, 2015).
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2016 was 77,633,701 (excluding 76,700,096 shares held as treasury stock).

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
We make available free of charge on or through our Internet website, www.healthnet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Such materials also are available free of charge on the SEC website, www.sec.gov. Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Director Independence Standards and charters for the Audit Committee, Compensation Committee, Governance Committee and Finance Committee of our Board of Directors also are available on our Internet website. We will provide electronic or paper copies free of charge upon request. Please direct your written request to Investor Relations, Health Net, Inc., 21650 Oxnard Street, Woodland Hills, California 91367, or contact Investor Relations by telephone at (818) 676-6000. We have included our and the SEC’s Internet website addresses throughout this Annual Report on Form 10-K as textual references only. The information contained on these websites is not incorporated into this Annual Report on Form 10-K.
Our transfer agent, Wells Fargo Bank, N.A., can help you with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person and other administrative services. You can write to our transfer agent at: Wells Fargo Shareowner Services, P.O. Box 64854, St. Paul, Minnesota 55164-0854, email stocktransfer@wellsfargo.com, or telephone (866) 877-6270 or (651) 450-4064.
Centene Transaction
On July 2, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Centene Corporation, a Delaware corporation ("Centene"), together with Chopin Merger Sub I, Inc. ("Merger Sub I") and Chopin Merger Sub II, Inc. ("Merger Sub II"), each a Delaware corporation and a direct, wholly owned subsidiary of Centene. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I will merge with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation") and (ii) subject to delivery of a legal opinion from counsel to the Surviving Corporation regarding certain aspects of the tax treatment of the transactions, immediately after the consummation of the Merger, the Surviving Corporation will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company.
At the effective time of the Merger, our then existing stockholders will receive per share merger consideration consisting of $28.25 in cash and 0.6220 of one share of Centene's common stock.
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, certain approval, notice or similar requirements with applicable regulatory authorities. On August 11, 2015, the Antitrust Division of the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On

October 23, 2015, our stockholders approved the adoption of the Merger Agreement and Centene’s stockholders approved the issuance of the shares of its common stock forming part of the merger consideration.
The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close in the first quarter of 2016, subject to the receipt of the remaining required regulatory approvals and satisfaction or waiver of other closing conditions. For additional discussion of the risks and uncertainties associated with the Merger, see “Item 1A. Risk Factors.”
Segment Information
We have two reportable segments for 2015: Western Region Operations and Government Contracts. We also have a Corporate/Other segment that is not a business operating segment but is added to our reportable segments to reconcile our consolidated results. For additional financial information regarding our reportable segments, see “—Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Western Region Operations Segment
Our Western Region Operations segment includes the operations of our commercial, Medicare, and Medicaid health plans as well as the operations of our health and life insurance companies and certain operations of our behavioral health and pharmaceutical services subsidiaries, primarily in Arizona, California, Oregon and Washington. As of December 31, 2015, we had approximately 3.3 million risk members in our Western Region Operations segment.
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

•
PPO Plans: Our preferred provider organization or PPO plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance.

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

•	EPO Plans and HSP: Our Exclusive Provider Organization or EPO plans and Healthcare Service Plans or HSPs similarly blend elements of traditional HMO and PPO plans. Referrals are not required for in-

network specialty care, but there are no out of network benefits other than emergency care. In some, but not all, plans members select a PCP that coordinates most care.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) has altered and continues to alter the dynamics of the health care insurance industry. The breadth and scope of these changes have presented us with a number of new and substantial business opportunities as well as a number of strategic and operational challenges. Among other things, the ACA required the modification of existing commercial products and the development of new products beginning with the 2014 benefit year. In response, we developed new health plans both for the ACA’s individual health insurance exchanges and for off-exchange use that met the ACA’s essential health benefits standard and other requirements. These products incorporated new cost sharing features as required by the ACA. Whether sold through the exchange or off-exchange, these products also had to meet the requirements of four “metal” tiers - Bronze, Silver, Gold and Platinum. Plans offered in each tier have to achieve a prescribed actuarial value. On the exchanges we must offer at least one silver and one gold product. We also offer catastrophic plans. For additional information on the exchanges, see "—Western Region Exchanges."
In recent years, the health care industry has seen a renewed interest in the managed care model. The evolving health care landscape, including the changes presented by the ACA and related state initiatives and regulations, have, among other things, resulted in increased popularity of health care delivery systems that focus on coordination of care and cost management, particularly through the use of fixed payment models, otherwise referred to as capitation. A recent example is California’s Coordinated Care Initiative, or “CCI,” which required that California Medicaid (“Medi-Cal”) beneficiaries in the participating CCI counties receive their benefits from managed care health plans. For additional information on the CCI, see "—Dual Eligibles and the California Coordinated Care Initiative."
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
We offer tailored network HMO, EPO or HSP products throughout our Western Region Operations segment. These products are structured in a variety of ways. They may include a tiered provider option, be organized in conjunction with a strategic provider partner or be created specifically for particular populations and geographically proximate networks. For example, our HMO CommunityCareSM product offers a network of HMO doctors, specialists and hospitals designed to meet the unique needs of the individual exchange markets. Our Salud Con Health NetSM product line is a suite of affordable plans developed for the Latino community. In addition, we have developed tailored network products with strategic provider partners in California, Arizona, Oregon and Washington, and we have developed customized products for large employer groups with a large geographic distribution within a particular state. We believe our strength in tailored network products has been an important factor in our performance on the health insurance exchanges, and accordingly we have been fostering growth in our exchange based business utilizing tailored networks.
We assume both underwriting and administrative expense risk in return for the premium revenue we receive from our HMO, POS, PPO/EOA and HSP products. In California, under a capitation payment model, we pay a provider group a fixed amount per member on a regular basis, usually monthly, and the provider group accepts the risk of the frequency and cost of member utilization of professional services. We believe that capitation payment models incentivize providers to focus more on preventive care and cost management. Under these payment models, we believe members are more likely to receive a comprehensive array of appropriate and timely preventive services than in fee-for-service models, thereby helping to improve members’ health, reduce the need for more costly acute care interventions and, in so doing, lower the rate of growth of health care costs. With its focus on improving patient care through shared risk amongst providers and health insurers, the capitation payment model shares certain similarities with the Accountable Care Organization (“ACO”) model that is one of the ACA’s primary initiatives for improving the quality and efficiency of health care delivery systems. See “—Provider Relationships” for additional information about our capitation fee arrangements and “Item 1A. Risk Factors—If we fail to develop and maintain satisfactory relationships on competitive terms with the hospitals, provider groups and other providers that provide services to our members, our profitability could be adversely affected” for additional information on the challenges we face with providers in the changing health care environment. As of December 31, 2015, approximately 63% of our California commercial membership was enrolled in capitated medical groups. In addition, approximately 71% of our Medicare, 78% of our Medicaid and all of our dual eligibles businesses are linked to capitated provider groups.

As of December 31, 2015, 63% of our commercial members in our Western Region Operations segment were covered by conventional HMO products, 33% were covered by POS and PPO products, and 4% were covered by other related products.
Membership in our tailored network products was approximately 51% of total commercial membership as of December 31, 2015, compared with 50% as of December 31, 2014. As of December 31, 2015, approximately 64% of our California commercial capitated membership was enrolled in tailored network products.
The following table contains membership information relating to our commercial large group (generally defined as an employer group with more than 50 employees) members, commercial small group (defined as employer groups with 2 to 50 employees) members, commercial individual members, Medicare Advantage members, Medicaid members, and dual eligibles members as of December 31, 2015 (our Medicare, Medicaid and dual eligibles businesses are discussed below under “—Medicare Products,” “—Medicaid and Related Products” and “—Dual Eligibles and the California Coordinated Care Initiative," respectively):

Commercial—Large Group	509,579	(a)
Commercial—Small Group	300,250	(b)
Commercial—Individual	310,493	(c)
Medicare Advantage	268,914
Medicaid	1,891,259
Dual Eligibles	21,864
___________

(a)	Includes 328,726 HMO members, 96,047 POS members, 47,889 PPO members, 9,617 EPO members and 27,300 members in other related products.

(b)	Includes 134,379 HMO members, 10,102 POS members, 154,201 PPO members and 1,568 EPO members.

(c)	Includes 241,507 HMO members, 1,155 POS members, 64,441 PPO members, and 3,390 EPO members.
As of December 31, 2015, our total membership was comprised of approximately 34% commercial, 8% Medicare Advantage, 57% Medicaid, and 1% dual eligibles. As of December 31, 2015, our commercial enrollment was comprised of approximately 45% large group, 27% small group and 28% individual accounts.
The following table sets forth certain information regarding our employer groups in the commercial managed care operations of our Western Region Operations segment as of December 31, 2015:

Number of Employer Groups	29,475
Largest Employer Group as % of commercial enrollment	10.0%
10 largest Employer Groups as % of commercial enrollment	22.0%
Detailed membership information regarding our health plan operations in Arizona, California, Oregon and Washington health plans is set forth below. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for a discussion on changes in our membership levels during 2015.
Arizona. Our Arizona health plan operations are conducted by our subsidiaries, Health Net of Arizona, Inc., Health Net Access, Inc. and Health Net Life Insurance Company (“HNL”). Our commercial membership in Arizona was 126,048 including 30,367 tailored network members, as of December 31, 2015. Our Medicare Advantage membership in Arizona was 37,907 as of December 31, 2015. Our Medicaid membership in Arizona was 64,728 as of December 31, 2015.
California. In California, our health plan operations are conducted by our subsidiaries Health Net of California, Inc. (“HN California”), Health Net Community Solutions, Inc. (“HNCS”), and HNL. HN California, our California HMO for commercial and Medicare Advantage programs, and HNCS, our California HMO for Medicaid programs, together constitute one of the largest HMOs in California as measured by total membership and together have one of the largest provider networks in California. Our commercial membership in California as of December 31, 2015 was 944,748, including 526,287 tailored network members. Our Medicare Advantage membership in California as of December 31, 2015 was 166,193. Our Medicaid membership in California as of December 31, 2015 was 1,826,531 members. Our dual eligibles membership in California as of December 31, 2015 was 21,864 members.
Northwest. The Northwest includes our Oregon and Washington health plan operations, which are conducted by our subsidiaries, Health Net Health Plan of Oregon, Inc. (“HNOR”) and HNL. Our commercial membership in Oregon was 41,652 including 9,373 tailored network members, as of December 31, 2015. Our commercial membership in Washington was 7,874 as of December 31, 2015. Our Medicare Advantage membership in Oregon and Washington was 64,814 as of December 31, 2015. We did not have any Medicaid members in Oregon or Washington as of December 31, 2015.
Medicaid and Related Products
We are one of the two largest Medicaid managed care health plans in California based on membership as of December 31, 2015. We continued to experience significant growth in our Medicaid business during 2015, primarily the result of Medicaid expansion under the ACA, which is discussed in further detail below under the heading “—Medicaid Expansion and Recent State Legislation.” As of December 31, 2015, we had 1,826,531 members enrolled in Medi-Cal and other California state health programs, and we had 64,728 Medicaid members enrolled in Arizona.
California
To enroll in our Medi-Cal products, an individual must be eligible for Medicaid benefits in accordance with California's regulatory requirements. The State of California's Department of Health Care Services (“DHCS”) pays us a monthly fee for the coverage of our Medi-Cal members. The monthly fee is based on prepaid payment rates that are required by federal law to be actuarially sound, and ultimately determined by the State. The State considers a combination of various factors in setting these rates, including, without limitation, geographic area, a member's health status, age, gender, county or region, benefit mix and member eligibility category. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Western Region Operations Reportable Segment—Western Region Operations Segment Membership” for detailed information regarding our Medicaid enrollment.
Medi-Cal is a public health insurance program that provides health care services for low-income individuals residing in California, and is financed by the state of California and the federal government. As of December 31, 2015, through HNCS, we had Medi-Cal operations in 12 California counties: Fresno, Kern, Kings, Los Angeles, Madera, Riverside, Sacramento, San Bernardino, San Diego, San Joaquin, Stanislaus and Tulare. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2015, 995,562 of our Medi-Cal members resided in Los Angeles County, representing approximately 55% of our Medi-Cal membership.
In November 2012, we entered into a state-sponsored health plans rate settlement agreement (the "Agreement") with DHCS to settle certain rate disputes related to prior years. Under the Agreement, DHCS agreed, among other things, to the extension of all of our Medi-Cal managed care contracts existing on the date of the Agreement, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their existing expiration dates. As a result, our agreement to provide Medi-Cal services in Los Angeles County is currently scheduled to expire by its terms on March 31, 2019. The Agreement also established an account to track retrospective premium adjustments on all of our state-sponsored health care programs, including Medi-Cal, which includes our seniors and persons with disabilities population—also referred to as the aged, blind and disabled, our participation in the dual eligibles demonstration portion of the CCI that began in April 2014 and Medi-Cal expansion that also began in 2014. These retrospective premium adjustments are designed to help maintain minimum pretax margins with respect to our Medi-Cal operations. For additional information on the Agreement, see Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition," included as part of this Annual Report on Form 10-K.
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
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level (“FPL”) to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this “Medicaid expansion,” which has increased and is expected to continue to increase our Medicaid membership. California also enacted a bill under which DHCS expanded the list of benefits that we are required to provide to our Medi-Cal population. Under this legislation, which became effective as of January 1, 2014, we began administering certain mental health outpatient benefits to all our Medi-Cal members, including those newly eligible as a result of Medicaid expansion, and closely coordinating mental health and substance abuse services activities with county mental health departments.
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
Medicare Advantage Products
As of December 31, 2015, we had Medicare Advantage membership of 268,914 members as a contractor in California, Arizona, Oregon and Washington. We contract with CMS under the Medicare Advantage program to provide Medicare Advantage products directly to Medicare beneficiaries as well as through employer and union groups. We provide or arrange health care benefits for services normally covered by Medicare, plus a broad range of health care benefits for services not covered by traditional Medicare, usually in exchange for a fixed monthly premium per member from CMS that varies based upon the county in which the member resides, demographic factors of the member such as age, gender and institutionalized status, and the health status of the member. Any benefits that are not covered by Medicare may result in an additional monthly premium charged to the enrollee or through portions of payments received from CMS that may be allocated to these benefits, according to CMS regulations and guidance. Many of our Medicare Advantage members pay no monthly premium to us for these additional benefits.
Our portfolio of Medicare Advantage plans focuses on simplicity so that members can use benefits with minimal paperwork and receive coverage that starts immediately upon enrollment. We also provide Medicare supplemental coverage to 30,569 members as of December 31, 2015 through either individual Medicare supplement policies or employer group sponsored coverage.
We provide Medicare Advantage plans in select counties in Arizona, California, Oregon and Washington, and provide prescription drug benefits in most of our Medicare Advantage plan offerings. We also provide multiple types of Medicare Advantage Special Needs Plans, including dual eligible Special Needs Plans (designed for low income Medicare beneficiaries) in California and Arizona ("D-SNP"), and chronic condition Special Needs Plans (designed for beneficiaries with congestive heart failure and diabetes) in California, Oregon and Arizona. These plans provide access to additional health care and prescription drug coverage.
CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in certain measures of quality. The Star Ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star Rating (calculated in 2013), Medicare Advantage plans were required to achieve a minimum of 4.0 Stars to qualify for a quality bonus payment in 2015. The methodology and measures included in the Star Ratings system can be modified by CMS annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally.
For the 2016 Star rating (calculated in 2015 for the quality bonus payment in 2017), our Oregon HMO contract received 4.5 out of 5.0 Stars. The California HMO and Oregon PPO contracts were measured at 4.0 Stars while our Arizona HMO and California PPO contracts received 3.5 Stars. See "Item 1A. Risk Factors—Medicare programs represent a significant portion of our business and are subject to risk" for additional information on our star ratings.

Dual Eligibles and the California Coordinated Care Initiative
A portion of our members are eligible to receive both Medicaid and Medicare benefits. These “dual eligibles” are generally among the most chronically ill members within each of Medicare and Medi-Cal, and require a complex range of services from multiple providers. We provide services to this population through multiple health plan categories, including our managed Medi-Cal plan and certain Medicare Advantage plans, as well as our managed long-term services and supports (“LTSS”) program and our Cal MediConnect demonstration program, the latter two of which were established as part of the CCI and further described below.
In 2012, the California legislature enacted CCI with a stated purpose to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or dual eligibles, as well as to all Medi-Cal only beneficiaries who rely on LTSS, which includes institutional long-term care and home and community-based services and other support services.
In participating counties, CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and requires that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. The CCI is being implemented in seven counties including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, Health Net Community Solutions, Inc., our wholly owned subsidiary, entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, and as further discussed below, under the Cal MediConnect Contract we receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego counties.
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to continue through the duration of the demonstration, currently expected to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. Similarly, dual eligibles in San Diego County are able to enroll in one of four health plan options, including us. Beginning on May 1, 2014 in San Diego County and on July 1, 2014 in Los Angeles County, dual eligibles who had not selected a health plan were automatically enrolled in a health plan during a 12-month period that we referred to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Dual eligibles that opt out of the demonstration can receive their Medicare benefits through fee-for-service Medicare or a Medicare Advantage plan, but will receive Medi-Cal benefits through a managed care health plan as required under CCI. For the remainder of the demonstration, all dual eligibles, including newly eligible individuals, individuals who have previously selected or been passively enrolled in a health plan and individuals who have previously opted out of the demonstration, have the continuing option to select from the Cal MediConnect health plans available in their county or opt out of the demonstration. As of December 31, 2015, we were administering benefits to 42% of the Cal MediConnect enrollment in Los Angeles County and 19% of the enrollment in San Diego County.
Health Net’s participation in CCI, and the dual eligibles demonstration in particular, continues to represent a business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. See “Item 1A. Risk Factors—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons” for a discussion of some of the risks associated with our participation in CCI.
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
Western Region Exchanges
The ACA required the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage. California and Oregon received approval by the U.S. Department of Health and Human Services (“HHS”) and began operating state-run exchanges in 2014. HHS operates the exchange in Arizona.
We currently participate as Qualified Health Plans ("QHPs") in the exchanges in California and Arizona. Open enrollment for the coverage year beginning January 1, 2016 began on November 1, 2015 and ended on January 31, 2016. Continued participation in these exchanges and future participation in any other exchanges in the states in which we operate may be conditioned on the approval of the applicable state or federal government regulator, which could result in the exclusion of some carriers from the exchanges. Certain factors to be considered for continued participation in the exchanges may be subject to change. We believe the exchanges represent a significant commercial business opportunity for us, and the growth we experienced through the first open enrollment period demonstrated that our tailored network products are particularly well suited to the exchange environment. To illustrate, we have a 17% market share in the second year of the exchanges with 90% of that concentrated in our tailored network offerings. As of December 31, 2015, we had 247,310 active individual members through the California, and Arizona exchanges.
We have made and are continuing to make significant efforts to design and implement a cohesive operational and economic strategy with respect to the exchanges and the ACA’s other relevant provisions, including premium stabilization provisions designed to apportion risk amongst insurers. Implementation of the exchanges remains ongoing, as significant portions of the insurance market, including small business groups, entered the exchanges for the first time in 2015. Moreover, in the second year of the exchanges, we expect that the marketplace will react to the pricing data, information and other feedback that is and becomes available following the completion of the first two years of the exchanges. Accordingly, we will need to continue to monitor this market and remain nimble in our strategic approach. This changing framework may alter the economics and structure of our participation in the exchanges, and if we are not able to successfully adapt to any such changes in certain areas of our markets, our financial condition, cash flows and results of operations may be adversely affected. For a discussion of the risks related to the exchanges, and the state and federal government actions impacting the exchanges and the effect on our competitive landscape, see “Item 1A. Risk Factors—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations,” and “—Various health insurance reform proposals are also emerging at the state level, which could have an adverse impact on us.”
In California, we collectively operate in 16 of 19 exchange rating regions in the individual market on and off-exchange, and in all 19 California exchange rating regions in Covered California for Small Business ("CCSB"). On the exchange in Southern California, we offer HMO and HSP products in the individual market that collectively cover all metal tiers and the catastrophic category level and offer PPO and EPO products that collectively cover all metal tiers in CCSB. Outside of Southern California, we offer HSP and EPO products in the individual market that cover all metal tiers and the catastrophic category level and offer PPO and EPO products that collectively cover all metal tiers in CCSB. Off-exchange in Southern California, we offer HMO, HSP, EPO, and PPO products in the individual market that collectively cover all metal tiers and the catastrophic category level and offer HMO, HSP, EPO and PPO products that collectively cover all metal tiers outside CCSB. Outside of Southern California, we offer HMO, HSP, EPO and PPO products in the individual market that cover all metal tiers and the catastrophic category level and offer HMO, HSP, EPO and PPO products that collectively cover all metal tiers in CCSB. In the 2016 Arizona individual market, we offer HMO products in two counties (Maricopa and Pima) both on- and off-exchange, and PPO plans statewide off-exchange only. We offer HMO and PPO products to small business groups statewide both on- and off-exchange.

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
Pharmacy Benefit Management
We provide pharmacy benefit management (“PBM”) services to Health Net members through our subsidiary, Health Net Pharmaceutical Services (“HNPS”). As of December 31, 2015, HNPS provided integrated PBM services to approximately 3.1 million Health Net members who have pharmacy benefits, including approximately 264,000 of our Medicare members and approximately 22,000 of our dual eligibles members.
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
MHN's products and services were provided to approximately 6.2 million individuals as of December 31, 2015, with approximately 139,000 individuals under risk-based programs, approximately 2.9 million individuals under self-funded programs and approximately 3.2 million individuals under EAPs, including those who are also covered under other MHN programs. In 2015, MHN's total revenues were $37.4 million. Of that amount, $1.0 million represented revenues from business with MHN affiliates and $36.4 million represented revenues from non-affiliate business. The foregoing excludes results and information related to MHN's administration and monitoring of the non-medical counseling program for the Department of Defense under the DoD sponsored Military Family and Life Counseling (“MFLC”) program formerly Military Family and Life Consultant program, which is reported in our Government Contracts reportable segment. See “—Government Contracts Segment—Other Department of Defense Contracts.”
Dental and Vision
We do not underwrite or administer stand-alone dental or vision products other than the stand-alone dental products that we underwrite in Oregon and Washington. During 2015 our current and prospective group plan members in Arizona and California had the option to elect private label dental products through a strategic relationship with Dental Benefit Providers, Inc. (“DBP”) and private label vision products through a strategic relationship with EyeMed Vision Care LLC (“EyeMed”). Those stand-alone dental products were underwritten and administered by DBP affiliated companies and the stand-alone vision products were underwritten by Fidelity Security Life Insurance Company and administered by EyeMed affiliated companies. DBP also administers dental products and coverage we provide to our members in Oregon and Washington, as well as to Medicaid enrollees in Arizona. Liberty Dental Plans of California, Inc. serves as the underwriter and administrator for the dental services we provide to our Medi-Cal enrollees. Vision Service Plan serves as the underwriter and administrator for the vision services we provide to our Medi-Cal enrollees in California and Medicaid enrollees in Arizona.
Government Contracts Segment
Our Government Contracts segment includes health care and behavioral health government contracts, and subcontracts that we administer for the Department of Defense (“DoD”), the U.S. Department of Veterans Affairs (“VA”) and certain other federal, state and local government entities. Certain components of these contracts are subcontracted to unrelated third parties.
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
Our Managed Care Support Contract ("T-3 contract") for the TRICARE North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia. In addition, the contract covers portions of the states of Iowa and Missouri. The T-3 contract services are currently structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties.
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
Under TRICARE Prime, enrollees pay an enrollment fee (which is zero for active duty service members and their families) and are assigned to a primary care provider at the Military Treatment Facility if space is available or to a primary care provider from our contracted provider network. The primary care physicians are responsible for making referrals to specialists and hospitals. Active duty service members and their families enrolled in TRICARE Prime have no copayments other than for certain prescriptions. However, all other TRICARE Prime enrollees are subject to copayments for medical services. TRICARE Prime enrollees may opt, on a case-by-case basis, for a Point-of-Service option in which they are allowed to self-refer to a network or non-network provider, but incur a deductible and a cost-share. The Point of Service option is not available for active duty service members.
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
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the DoD exercised the last of these options, which extended the T-3 contract through March 31, 2015. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If the two remaining option periods are ultimately exercised, the T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its request for proposal for the next generation TRICARE contracts (the "T-2017 contracts"), which will reduce the three existing TRICARE regions to two. On February 16, 2016, we submitted our response to the DoD's request for proposal. The DoD has stated that it expects to award the T-2017 contracts in the first half of 2016, with health care delivery expected to commence on April 1, 2017. If we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted.
For additional information regarding our T-3 contract for the North Region, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
Military and Family Life Counseling Program.
Our wholly owned subsidiary, MHN Government Services, is party to a MFLC contract that was awarded by the DoD to implement, administer and monitor the non-medical counseling MFLC program. The contract was initially awarded in August of 2012 and is a second-generation contract under the MFLC program. The contract has a five-year term that includes a 12-month base period and four 12-month option periods. The DoD has exercised three option periods under the contract, and the third option period is scheduled to end on August 14, 2016. If the fourth option period is exercised, that option period would end on August 14, 2017. For additional information on the risks associated with our MFLC contract, see “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
Patient Centered Community Care Program
In September 2013, VA awarded HNFS a contract under its new Patient Centered Community Care (“PC3”) program. The PC3 program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance through September 30, 2014 and four one-year option periods that may be exercised by VA. On October 1, 2015, VA exercised option period 2 which commenced on October 1, 2015 and is scheduled to end on September 30, 2016. In addition to the one-year option periods, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's needs.
In August 2014, VA expanded our PC3 contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 (“VACAA”). VACAA allows eligible veterans who live more than 40 miles from a VA facility or are unable to get a VA appointment within 30 days of their preferred date, or within 30 days of the date determined medically necessary by their physician, to obtain approved care in their community instead. The VACAA modification to our PC3 contract (the "VACAA modification") expires no later than September 30, 2017 and includes, among other things, the production and distribution of the new Veterans Choice Card, which allows veterans to elect to receive care outside of VA when they qualify. As a result, approximately 5 million veterans have been provided with a Veterans Choice Card. Moreover, in connection with the VACAA modification, we operate a call center to assist veterans in determining their eligibility to use the card, and to help educate them on the VACAA. We also assist eligible veterans in obtaining an appointment with a community provider meeting VACAA requirements. We provide these services in the three PC3 regions in which we operate.

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
Provider Relationships
We contract with primary care physicians, specialist physicians and other health professionals contracted either directly with our HMOs or through our contracted participating physician groups (“PPGs”). As of December 31, 2015, we had over 130,000 physicians and other health professionals as contracted providers for our HMO and PPO products in our Western Region Operations.Under our California HMO, EPO, HSP and POS plans, all members are required to select, or otherwise will be assigned to, a PPG and generally also a primary care physician from within the PPG. In our other plans, including all of our plans outside of California, members may be required to select a primary care physician from the broader HMO network panel of primary care physicians. The primary care physicians and PPGs assume overall responsibility for the care of members. Medical care provided directly by such physicians includes the treatment of illnesses not requiring referral, and may include physical examinations, routine immunizations, maternity and childcare, and other preventive health services. The primary care physicians and PPGs are responsible for making referrals (approved by the HMO's or PPG's medical director as required under the terms of our various plans and PPG contracts) to specialists and hospitals. Additionally, our tailored network products utilize a network that is smaller than our broader HMO network but contains a comprehensive array of physicians, specialists, hospitals and ancillary providers. Certain of our HMOs offer enrollees “open access” plans under which members are not required to secure prior authorization for access to network physicians in certain specialty areas, or “open panels” under which members may access any physician in the network, or network physicians in certain specialties, without first consulting their primary care physician.
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
HNFS maintains a network of qualified physicians, facilities, and ancillary providers in the prime service areas of our T-3 contract for the TRICARE North Region. Services are provided on a fee-for-service basis. As of December 31, 2015, HNFS had approximately 250,000 physicians, 4,000 facilities and 23,000 ancillary providers in its TRICARE network. HNFS also maintains a provider network comprised of approximately 54,000 providers in Regions 1, 2, and 4 in support of VA’s PC3 program.
Our behavioral health subsidiary, MHN, maintains a provider network comprised of approximately 60,497 psychiatrists, psychologists and other clinical categories of providers nationwide. Substantially all of these providers are contracted with MHN on an individual or small practice group basis and are paid on a discounted fee-for-service basis. Members who wish to access certain behavioral health services contact MHN and are referred to contracted providers for evaluation or treatment services. If a member needs inpatient services, MHN maintains a network of approximately 1,487 facilities.
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
Additional Information Concerning Our Business
Competition
We operate in a highly competitive environment in an industry subject to ongoing significant changes resulting from the ACA, business consolidations, new strategic alliances, market pressures, and regulatory and legislative reform including but not limited to the federal health care reform legislation described below in “—Government Regulation.” Our primary competitors include managed health care companies, insurance companies, HMOs, third party administrators, self-funded groups and provider owned plans. Our health plans face substantial competition from both for-profit and nonprofit health plans that offer HMO, PPO, self-funded and traditional indemnity insurance products (including self-insured employers and union trust funds). We also face substantial competition from both for-profit and nonprofit health plans, as well as other non-health plan companies with respect to our contracts with state and federal government agencies, including our T-3, MFLC and PC3 contracts with the federal government, as well as our Medicaid and dual eligibles contracts, each of which may be subject to periodic re-competition. Some of our competitors have substantially larger enrollment and greater financial resources than we do. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of benefit plans offered, size and quality of provider network, quality of service, responsiveness to customer demands, financial stability, comprehensiveness of coverage, diversity of product offerings, market presence and reputation. The relative importance of each of these factors and the identity of our key competitors varies by market and product. We believe that we compete effectively against other health care industry participants.
Our primary commercial and Medicare competitors in California are Kaiser Permanente, Anthem Blue Cross of California, Blue Shield of California, and United/PacifiCare. Together, these four plans and Health Net account for approximately 83% of the insured commercial and Medicare market in California. Based on the number of 2015 enrollees, Kaiser is the largest managed health care company in California and Anthem Blue Cross of California is the largest PPO provider in California. In addition, two of the major national managed care companies, Aetna, Inc. and CIGNA Corp., are active in California, with a significant share of the self-insured market.
In Arizona, our primary commercial and Medicare competitors are UnitedHealth Group, Inc., BlueCross BlueShield of Arizona, Cigna Corp., Aetna, Inc., Anthem, Inc. and Humana, Inc.
In the California and Arizona Medicaid markets, we compete for members with other entities that have been awarded Medicaid contracts in the same counties, and if an applicable Medicaid county or region is put up for bid, we generally compete for state Medicaid contracts with other managed health care companies, both for profit and not-for-profit.
Our Oregon health plan competes primarily with Cambia Health Solutions, Kaiser Permanente, Providence Health Plan, Moda Health Plan, Inc., and PacificSource Health.
With respect to the our TRICARE, MFLC and PC3 contracts, our primary competitors in the bidding process include Humana, United HealthGroup, Inc., Aetna, Inc., Anthem, Inc., Magellan Health Services, Beacon Health Options, Inc. and TriWest Healthcare Alliance, among others.
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
Cognizant Transaction
On November 2, 2014, we entered into a Master Services Agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC, a wholly owned subsidiary of Cognizant Technology Solutions Corporation (collectively, "Cognizant"). Under the terms of the Master Services Agreement, Cognizant agreed to, among other things, provide us with certain consulting, technology and administrative services in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services, and non-clinical medical management support (collectively, the "BP and IT Services"). Concurrent with executing the Master Services Agreement, we entered into the Asset Purchase Agreement with Cognizant, through which Cognizant agreed to purchase certain software assets and related intellectual property from us for $50 million (the "Asset Sale"). See Note 3 to our consolidated financial statements for additional information. However, in connection with the announcement of the Merger with Centene, the parties agreed to suspend efforts towards, and defer the occurrence of, the BPaaS Services Commencement Date (as defined in the Master Services Agreement). Accordingly, on July 1, 2015, the parties entered into an amendment to the Master Services Agreement (the “Cognizant Amendment”) which, among other things, extended the Pre-BPaaS Services Commencement Date Termination period, or the period of time during which the Company may terminate the Cognizant Agreement for a break-up fee of $10 million, until after the closing of the Merger. Cognizant continues to provide certain application and business processing services pursuant to existing agreements it has with us. The Company and Cognizant have agreed to exercise good faith efforts to explore and, if both parties agree to proceed, to negotiate and enter into a new definitive agreement relating to certain services described in the Master Services Agreement, which new definitive agreement shall survive the closing of the Merger.
The closing of the Asset Sale was scheduled for the BPaaS Services Commencement Date. As a result, the parties’ aforementioned decision to suspend efforts towards the BPaaS Services Commencement Date has similarly deferred the Asset Sale.
Marketing and Sales
We market our products and services to individuals and employer groups through internal sales staff, independent brokers, agents and consultants and through the Internet and the ACA exchanges. For our group health business, we market our products and services utilizing a three-step process. We first market to potential employer groups, group insurance brokers and consultants. We then provide information directly to employees once the employer has selected our health coverage. Finally, we engage members and employers in marketing for member and group retention. For our large group business, in general, we solicit enrollees from the employee base directly during “open enrollment” periods when employees are permitted to change health care programs. We use a variety of techniques to attract new enrollees and retain existing members, which at times include, without limitation, direct mail, work day and health fair presentations and telemarketing. Similar methods are used by our Medicare business to market to eligible individuals. Our sales efforts are supported by our marketing division, which engages in product research and development, multicultural marketing, advertising and communications, and member education and retention programs. The establishment of the exchanges under the ACA created a new competitive insurance marketplace for individuals and small businesses. As these exchanges mature, we have refined and enhanced our exchange related marketing strategies, particularly to individuals.
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
We have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems. Our merger, acquisition and divestiture activity, including the pending Merger with Centene, has required us to expend resources and incur expenses in preparation for transitions to and from, as well as the integration of, various information management systems within our overall enterprise architecture.
We successfully completed implementation of the changes related to CMS mandated ICD-10, which significantly expanded the number of codes utilized in claims processing. This implementation was completed ahead of the mandated deadline of October 1, 2015. In an effort to consolidate our claims and membership processing to a single system, we took another step towards that goal in 2015 by installing our Medi-Cal membership on our designated platform. This completed our migration to a single claims payment platform. We continue to expend resources our membership consolidation effort as we retire legacy systems.
For additional information on our information technology and associated risks, see Item 1A. Risk Factors—If we fail to effectively maintain our information management systems, it could adversely affect our business,” “Item 1A. Risk Factors—We are subject to risks associated with outsourcing services and functions to third parties,” and “Item 1A. Risk Factors—If we or our business associates that handle certain information on our behalf fail to comply with requirements relating to patient privacy and information security, among other things, our reputation and business operations could be materially adversely affected.”
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
Accreditation
We pursue accreditation for certain of our health plans from the National Committee for Quality Assurance (“NCQA”) and URAC. NCQA and URAC are independent, non-profit organizations that review and accredit health plans and other health care organizations. Health care organizations that apply for accreditation of particular product lines receive accreditation if they comply with review requirements and quality standards. The Medicare line of business of our California HMO has received NCQA accreditation with a score of “commendable” for 2015. HN California's commercial HMO/POS, HNL's PPO and our Arizona HMO's commercial lines of business, and HN California’s Medi-Cal line of business received NCQA accreditation with a score of “accredited” for 2015. Our MHN subsidiary has received a URAC accreditation status of “full” for both Health Utilization Management and Health Network, which is the highest status awarded by URAC.
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
Health Care Reform Legislation and Implementation
The ACA transformed the U.S. health care system through a series of complex initiatives. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated implementation and operation of programs developed under these measures have had, and will continue to have an adverse impact on the costs of operating our business and could materially adversely affect our business, cash flows, financial condition and results of operations.
Some of the ACA’s most significant provisions include the imposition of significant fees, assessments and taxes, including the non-deductible tax (technically called a “fee”) on health insurers based on prior year net premiums written (the “health insurer fee”); the establishment of state-run or federally facilitated “exchanges” where individuals and small groups may purchase health coverage; the implementation of certain premium stabilization provisions designed to apportion risk amongst insurers; and the optional expansion of the Medicaid program. For further information on these and other ACA provisions and how they have impacted our operations in 2015, see Note 2 to our consolidated financial statements under the heading “Accounting for Certain Provisions of the ACA” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Western Region Operations Reportable Segment.”
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

A number of potentially significant provisions of the ACA became effective January 1, 2014, including the health insurer fee, the operation of qualified health plans ("QHPs") purchased through the exchanges, the premium stabilization provisions described above, the guaranteed availability requirement, Medicaid expansion and the individual mandate. However, the schedule for implementation of the provisions of the ACA generally varies from as early as enactment to as late as 2018. In addition, certain legal and legislative challenges to the ACA remain. For example, the Consolidated Appropriations Act for fiscal year 2016 (the “2016 Budget Act”), signed into law on December 18, 2015, delayed or deferred several ACA fees and taxes, including the health insurer fee to be payable in 2017. As a result of the ACA, in many cases, our operational and strategic initiatives have been implemented in evolving regulatory environments and without the benefit of established market data. In addition, the limited operating experience in these relatively new marketplaces for insurers and, in certain cases, providers and consumers, has fostered a dynamic marketplace that requires us to continuously adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to do so successfully. Any delay or failure by us to execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences. In addition, if we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected.
Due to the magnitude, scope, complexity and remaining uncertainties of the ACA, including the continuing modification and interpretation of the ACA rules, future regulations and laws implementing the ACA, and the operational risks involved with simultaneous implementation of multiple initiatives in relatively new markets without well-established market data, we cannot predict the ACA's ultimate impact on our business. Depending in part on its ultimate requirements, the ACA could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
See the discussion above under the heading “—Western Region Operations Segment—Medicaid Expansion and Recent State Legislation,”“—Western Region Operations Segment—California Coordinated Care Initiative,” and “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
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
Employees
As of December 31, 2015, Health Net, Inc. and its subsidiaries employed 8,541 persons on a full-time basis and 86 persons on a part-time or temporary basis. These employees perform a variety of functions, including, among other things, provision of administrative services for employers, providers and members; negotiation of agreements with physician groups, hospitals, pharmacies and other health care providers; handling of claims for payment of hospital and other services; and provision of data processing services. Our employees are not unionized and we have not experienced any work stoppages since our inception. We consider our relations with our employees to be very good.

Dependence Upon Customers
The federal government is the primary customer of our Government Contracts segment, with premiums and fees accounting for approximately 96% of our Government Contracts revenue and 4% of our total revenues in 2015. Premiums and fees from the federal government in connection with our TRICARE North Region contract accounted for 58%, 72% and 75% of our Government Contracts revenue in 2015, 2014 and 2013, respectively, and 2%, 3% and 4% of total revenues in 2015, 2014 and 2013, respectively. In addition, the federal government and the state of California are significant customers of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals and our contracts with California state agencies for the federally-subsidized Medicaid program and the dual eligibles demonstration under the CCI. Medicare premiums accounted for 20%, 23% and 27% of our Western Region Operations segment health plan services premium revenues in 2015, 2014 and 2013, respectively, and 19%, 22% and 25% of our total revenues in 2015, 2014 and 2013, respectively. Medicaid premiums, including CHIP, accounted for 41%, 36% and 23% of our Western Region Operations segment health plan services premium revenues in 2015, 2014 and 2013, respectively, and 40%, 34% and 22% of our total revenues in 2015, 2014 and 2013, respectively. Dual eligibles premium revenues accounted for 3% of health plan services premiums and 3% of our total revenues in 2015, and for 1% of health plan services premiums and 1% of our total revenues in 2014. For a discussion of risks associated with our increasing dependence on government funded revenues, see “Item 1A. Risk Factors—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.”
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
In connection with our execution of the Merger Agreement with Centene, we amended the Rights Agreement on July 2, 2015 to provide, among other things, that the execution of the Merger Agreement and the consummation of the Merger and the transactions contemplated thereby would not trigger any of the provisions described above, and that the Rights would terminate immediately prior to the effective time of the Merger.
Potential Acquisitions and Divestitures
We continue to evaluate the profitability realized or likely to be realized by our existing businesses and operations. From time to time we review, from a strategic standpoint, potential acquisitions and divestitures in light of our core businesses and growth strategies. While the Merger with Centene is pending, we are restricted in potential transactions of this type, unless approved by Centene. See “—Centene Transaction” above and “Item 1A. Risk
Factors—Acquisitions, divestitures and other significant transactions may adversely affect our business.”
Item 1A. Risk Factors
Cautionary Statements
The following discussion, as well as other portions of this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, regarding our business, financial condition and results of operations. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with these safe harbor provisions. These forward-looking statements involve a number of risks and uncertainties. All statements, other than statements of historical information provided or incorporated by reference herein, may be deemed to be forward-looking statements. Without limiting the foregoing, statements including the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” “could,” “estimate,” “intend,” “feels,” “will,” “projects” and other similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those expressed in, or implied or projected by the forward-looking information and statements due to a number of factors, variables or events. Certain of these factors relate to our pending Merger with Centene, including, among other things, the expected closing date of the transaction; the possibility that the expected synergies and value creation from the proposed Merger will not be realized, or will not be realized within the expected time period, including, but not limited to, as a result of conditions, terms, obligations or restrictions imposed by regulators in connection with their approval of, or consent to, the Merger; the risk that the businesses will not be integrated successfully; disruption from the Merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions, including the receipt of required regulatory approvals; the risk that financing for the transaction may not be on favorable terms; and certain other risks associated with the Merger, as more fully discussed in the definitive joint proxy statement/prospectus that was filed with the SEC on September 21, 2015, in connection with the merger. Other factors include, among others, health care reform and other increased government participation in and taxation or regulation of health benefits and managed care operations, including but not limited to the implementation of, and subsequent modifications to, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 and the regulations promulgated thereunder (collectively, the "ACA") as well as any related fees, assessments and taxes; our ability to successfully participate in the federal and state health insurance exchanges under the ACA, which involve uncertainties related to the mix and volume of business that could negatively impact the adequacy of our premium rates and may not be sufficiently offset by the risk apportionment provisions of the ACA; increasing health care costs, including but not limited to costs associated with adverse selection, undetected provider fraud and the introduction of new treatments or therapies; the recompetition of our T-3 contract for the TRICARE North region; negative prior period claims reserve developments; rate cuts and other risks and uncertainties affecting our Medicare or Medicaid businesses; our ability to successfully participate in California’s Coordinated Care Initiative, which is subject to a number of risks inherent in untested health care initiatives and requires us to adequately predict the costs of providing benefits to individuals that are generally among the most chronically ill within each of Medicare and Medi-Cal and implement delivery systems for benefits with which we have limited operating experience; trends in medical care ratios; membership declines or negative changes in our health care product mix; unexpected utilization patterns or unexpectedly severe or widespread illnesses; failure to effectively oversee our third-party vendors; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance; noncompliance by our or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the timing of collections on amounts receivable from state and federal governments and agencies; litigation costs; regulatory issues with federal and state agencies including, but not limited to, the California Department of Managed Health Care and Department of Health Care Services, the Arizona Health Care Cost Containment System, the Centers for Medicare & Medicaid Services, the Office of Civil Rights of the U.S. Department of Health and Human Services and state departments of insurance; operational issues; changes in political, economic or market conditions; investment portfolio impairment charges; volatility in the financial markets; and general business and market conditions.
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
Risks Related to the Merger
On July 2, 2015, we entered into the Merger Agreement, pursuant to which we will be acquired by Centene, subject to the receipt of required regulatory approvals and the satisfaction of customary closing conditions. See Note 1 to our consolidated financial statements for additional information and disclosures related to the Merger, which is incorporated herein by reference. On October 23, 2015, our stockholders approved the adoption of the Merger Agreement and Centene’s stockholders approved the issuance of the shares of its common stock forming part of the merger consideration. In connection with the pending Merger, we and our stockholders are subject to a number of risks, including the following:
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
If the Merger is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including but not limited to the following:

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

•
in the event that we determine to resume efforts under the Master Services Agreement with Cognizant, there is no assurance that we will be able to do so in a manner that will generate savings comparable to those anticipated prior to the suspension; and

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
As noted above, regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Merger, and such conditions, terms, obligations or restrictions may delay completion of the Merger or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Merger. There can be no assurance that regulators will choose not to impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may, among other things, delay or lead to the abandonment of the Merger.
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
In connection with the Merger, litigation may be filed against the Company, Centene, Merger Sub I, Merger Sub II and the members of the Company's Board, which could result in substantial costs to us.
In connection with the Merger, two purported Company stockholders filed two putative stockholder class action lawsuits against the Company, Centene, Merger Sub I, Merger Sub II and the members of the Company's Board. The lawsuits, as amended and consolidated, alleged, among other things, that the merger consideration was inadequate, that the process culminating in the Merger was flawed, that the directors of the Company breached their fiduciary duties in connection with the Merger, and that Centene, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duty. The amended complaint stated that the Registration Statement on Form S-4 filed by Centene on August 19, 2015 contained material misstatements and omitted material information. The consolidated lawsuit was dismissed without prejudice on January 25, 2016. Additional lawsuits may be filed against Centene, the Company, Merger Sub I, Merger Sub II or the directors and officers of either company in connection with the Merger.

Risks Related to Our Business
Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations.
The ACA transformed the U.S. health care system through a series of complex initiatives. While we have experienced significant growth in our revenues and membership in certain products as a result of the ACA, the measures initiated by the ACA and the associated implementation and operation of programs developed under these measures have had, and will continue to have, an adverse impact on, among other things, the costs of operating our business, and could materially adversely affect our business, cash flows, financial condition and results of operations. Due in part to the magnitude, scope and complexity of these initiatives, as well as the continuing uncertainties related to their ongoing implementation and evolution, the ultimate impact of the ACA on us remains difficult to predict.
The ACA imposes significant fees, assessments and taxes on us and other health insurers, health plans and industry participants. Among others, the ACA imposed a significant non-deductible tax (technically called a “fee”) on health insurers, effective for calendar years beginning after December 31, 2013. In 2015, this “health insurer fee” was assessed at a total of $11.3 billion nationwide and will grow to $14.3 billion in 2018 with an indexed rate of premium growth thereafter. The health insurer fee is allocated pro rata amongst industry participants based on a ratio of net health insurance premiums written for the previous calendar year to total net premiums written for the U.S. health insurance industry, subject to certain exceptions and adjustments. In September 2015, we paid the federal government a lump sum of $233.0 million for our portion of the health insurer fee that was calculated based on 2014 premiums. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, in future years, we could experience significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum based on prior year premiums. In 2015, due to the non-deductibility of the health insurer fee for federal income tax purposes, our full-year effective income tax rate was adversely affected by 17.9 percentage points. We expect to pay the health insurer fee in the second half of 2016 based on 2015 premiums, but do not expect to pay the health insurer fee in 2017 as a result of the one year suspension of the health insurer fee mandated by the Consolidated Appropriations Act for fiscal year 2016 (the “2016 Budget Act”). In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate in the years in which the health insurer fee is collected.
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
In addition, we and other health insurance companies continue to face uncertainty and execution risk due to the multiple, complex ACA implementations that were and continue to be required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives have been implemented in evolving regulatory environments and without the benefit of established market data. In addition, the limited operating experience in these relatively new marketplaces for insurers and, in certain cases, providers and consumers, has fostered a dynamic marketplace that requires us to continuously adjust our operating and strategic initiatives over time, particularly in these first few years of the ACA. There is no assurance that insurers, including us, will be able to successfully make these adjustments on an ongoing basis. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and California’s Coordinated Care Initiative (“CCI”), as further described in “Item 1. Business-Segment Information-Western Region Operations Segment-California Coordinated Care Initiative.” These initiatives involved the incorporation of new and expanded populations and, among other things, have required that we restructure our provider network in response, and will require us to remain diligent in monitoring the market to, among other things, effectively and efficiently adapt to the ACA’s dynamic environment. Any delay or failure by us to successfully execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to changes to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences that may have an adverse impact on our business, financial condition, cash flows and results of operations.
The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us.
There are numerous steps required to implement the ACA, and although many significant regulations have been finalized, further amendments to these regulations, additional clarifying regulations and other guidance are expected over several years.
On the legislative front, though repeal of the ACA in its entirety remains unlikely, ongoing legislative action has impacted the ACA’s implementation. For example, the 2016 Budget Act, signed into law on December 18, 2015, delayed or deferred several ACA fees and taxes, including the health insurer fee to be payable in 2017. Other recent legislation has included the Protecting Affordable Coverage for Employees ("PACE") Act, signed into law on October 7, 2015, which scaled back some of ACA’s required changes with respect to the definition of small groups. Certain other initiatives that have been unable to establish momentum in the past, may gain support with the Republican controlled Congress, and the future success of such initiatives may be impacted by the results of the upcoming presidential and congressional elections.
Even in cases where the federal government has issued final regulations, we and other health insurers continue to face uncertainty because these final regulations are sometimes unclear or incomplete, subject to further change, or rely on sub-regulatory guidance. For example, in November 2015, the U.S. Department of Health and Human Services (“HHS”) announced proposed changes to the ACA’s risk adjustment program methodology and released proposed regulations related to the ACA’s other premium stabilization provisions, the exchanges and other health insurance marketplace rules.
In addition to ongoing regulatory developments, many of the operational components of health care reform are still being developed, including how market participants ultimately interact and adapt to the requirements within and outside the ACA’s state-run and federally-facilitated health insurance exchanges. Moreover, federal regulators have previously delayed implementation of certain ACA requirements through various extensions, allowances and transition periods, which impacted markets that represent a significant portion of our business, including our small group markets. As a result, we implemented certain key ACA related strategic and operational initiatives for the first time in 2015. Similarly, in 2016, a number of requirements or activities related to our participation in the exchanges will be implemented for the first time, including reporting requirements relating to CMS’s “Quality Rating System” and reporting of a Quality Improvement Strategy. Moreover, in 2016, issuers will be reconciling payments under the ACA’s cost sharing reduction (“CSR”) program for the first time. These delays and developing regulations contribute to lingering operational uncertainty surrounding the ACA, and the ultimate impact of health care reform on us may not be evident until the ultimate requirements of the ACA have been definitively determined, the various related programs have been fully implemented, and both insurers and regulators are able to make necessary operational adjustments.
The ACA also continues to face certain legal challenges, including litigation around federal regulations regarding contraception coverage and the ability of HHS to make payments to plans under the CSR program. With respect to the CSR program, the House of Representatives has brought suit challenging the ability of HHS to make payments to plans under the CSR program, arguing that there is not an explicit appropriation for the payments. On September 9, 2015, a Federal District Court in the District of Columbia issued a procedural ruling finding that the House of Representatives had standing to bring the lawsuit, though no ruling has yet been made on the merits. There remains significant uncertainty about the time frame, outcome or ultimate impact of this litigation, but a final ruling that adversely impacts the CSR program may hinder our ability to offer coverage through the ACA's health insurance exchanges.
Certain of the proposed legislative and regulatory changes described above, withholding of ACA funding by Congress, extended delays in the issuance of clarifying regulations and other guidance, delays in implementation, legal challenges or other lingering uncertainty regarding the ACA could cause us to incur additional costs of compliance or require us to significantly modify or adjust certain of the operational and strategic initiatives we have already established. Such modifications may result in the loss of some or all of the substantial resources that have been and will be invested in the ACA implementation, require investment of additional resources and, depending on the nature of the modification, could have a material adverse effect on our business and the trading price of our common stock.
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
The permanent risk adjustment program is applicable to plans in the individual and small group markets that are subject to the ACA’s market reforms. This risk adjustment program became effective at the beginning of 2014 and has and will continue to shape the economics of health care coverage both within and outside the exchanges. These provisions are intended to effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. The individual and small group markets represent a significant portion of our commercial business and the relevant amounts transferred may be substantial. To adapt to this new economic framework, we have dedicated significant resources and incurred significant costs to implement numerous strategic and operational initiatives both within and outside the exchanges that, among other things, require us to focus on and manage different populations of potential members than we have in the past. The success of these initiatives relies on our ability to achieve an accurate risk adjustment allocation, which in turn depends in large part on our ability to accurately assess our health plans’ risk and incorporate that into the risk adjustment calculus. This calculation relies primarily on encounter data to define a health plan’s average actuarial risk. The process of accurately collecting this data presents disadvantages to more heavily capitated health plans such as ours because providers receiving fixed fees from health insurers may not have the same incentive to provide accurate and complete encounter data with respect to services rendered when compared to providers under fee for service arrangements. This incentive problem may be particularly acute for health plans operating under the delegated HMO model, which is prevalent in our California health plans. Under this model, third party intermediaries assume responsibility for certain utilization management and care coordination responsibilities, including the collection of encounter data. We have been refining our health plan infrastructure and provider network to help ensure that we are accurately capturing this data. However, if we are unable to successfully execute this strategy, our revenues and results of operations may be adversely affected. In addition, assuming we accurately capture complete encounter data, HHS has indicated that several changes to the risk adjustment methodology may be implemented in the future, and has also expressed a willingness to discuss additional changes with insurers going forward. Lingering uncertainty or any delay in the data collection process and the evaluation of preliminary risk scores in the context of our competitive market may limit our ability to accurately predict receivables or payables under the program and adversely impact our ability to set premium rates for future periods.
In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to these premium stabilization programs and the exchanges, but these programs are subject to risks inherent in estimated calculations and untested initiatives and, as noted above, the relevant regulatory framework for the ACA remains subject to change and interpretation over time. Calculating these premium stabilization provisions requires us to estimate receivables and payables. Until the final calculations are performed that determine the amounts collectible and payable, the estimates can vary and the final amounts may materially differ from those estimates. The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and other amounts related to the premium stabilization provisions for the current year generally will be completed in the following year. If we are required to make material adjustments from our prior estimates, our financial condition, cash flows and results of operations could be materially adversely affected.
Many of the operational aspects relating to these premium stabilization programs, as well as related to advanced payments of premium tax credits for exchange plans, such as reporting data to HHS and the calculation of payments and charges, were not fully operationalized until 2015, including with respect to the small group market, and the data required and operational procedures for such reporting may still be subject to change. Any inability by Health Net to obtain and submit complete data for reporting under these premium stabilization programs or to reconcile our data with CMS or state exchanges as needed, could adversely affect our performance under these programs.
In addition, there have been legislative and regulatory developments with respect to the risk corridors program.

In December of 2014, Congress passed and the President signed the Consolidated and Further Continuing Appropriations Act, 2015 (Public Law 113-235) (the “2015 Budget Act” or “Cromnibus”), which contained language restricting the ability of HHS to use certain sources of funding to make payments under the risk corridors program for 2015. HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at that time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. This payment structure would be consistent with the 2015 Budget Act. Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, which restrictions were repeated in identical language in the 2016 Budget Act, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.
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
The risk corridor receivable balance included in other current receivables as of December 31, 2015 was $1.8 million and the risk corridor receivable balance included in other noncurrent assets as of December 31, 2015 was $212.5 million. If we experience payment delays that are extended for any significant period of time, it may require us to modify our strategic and operational initiatives with respect to both our on and off exchange products, and could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. For additional discussion of the risks associated with participation in programs involving a government payor, see the risk factor below under the heading, “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations.”
Whether due to legislative or regulatory developments or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including adverse selection risk, or we are unable to successfully adapt our strategy to any future changes in certain of our markets, our financial condition, cash flows and results of operations may be materially adversely affected. For additional information on these premium stabilization programs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Health Care Reform Legislation and Implementation-Premium Stabilization Programs” and Note 2 to our consolidated financial statements.
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
We believe that the exchanges continue to represent a significant commercial business opportunity for us, and we continue to make significant efforts to design and implement a cohesive operational and economic strategy with respect to the exchanges and the ACA’s other relevant provisions. However, the exchanges remain a relatively new marketplace, and the competitive landscape may change significantly, particularly in its early years as market participants continue to adjust and react to pricing data, information and other feedback. The exchanges are an open market, with pricing and membership data publicly available to both consumers and our competitors. All exchange participants, including us, have reviewed our competitive positions, and with this data, our competitors could modify their product features or networks, change their pricing relative to others in the market and adjust their mix of business within or outside the exchanges. Competitors seeking to gain a foothold in the changing market may also introduce pricing that we may not be able to match, which may adversely affect our ability to compete effectively. Competitors may also choose to exit the market altogether, which could adversely impact the pool of potential insured. Our continued success in the exchanges is dependent on our ability to successfully respond to these changes in the competitive market over time.
Various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges also have the potential to alter the economics and structure of our participation in the exchanges. For example, changing eligibility rules and redetermination processes based on income, employer coverage and eligibility management activities have impacted the size and mix of the exchange market pool of potential insured. In particular, we and other health insurers have experienced increased adverse selection risk resulting from the availability of the exchange’s special enrollment periods. While recent regulatory guidance and enhanced enforcement have attempted to address such issues, the efficacy of any changes in addressing lingering instability in the exchange market pool is generally beyond our control. Certain other key portions of the exchange’s regulatory framework continue to develop, including regulatory allowances designed to help smooth the transition into the ACA such as transitional relief measures and the ACA’s premium stabilization provisions. For additional information, see the risk factor above under the heading, “—The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us,” and “—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected.”
In addition, lawsuits filed by stakeholders on the exchanges have raised questions for exchange participants, including us, surrounding provider network size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products. State and federal regulators have also expressed concern about provider network adequacy for exchange products. For example, recent legislative and regulatory action with respect to the sufficiency of provider networks and adequacy of provider directories has required us and other health insurers to devote resources and incur costs. These and other similar actions by courts or regulators in this area may require us to adjust our tailored network exchange strategy or make other material modifications to our business and operations. Our exchange strategy relies heavily on our use of tailored network products and whether or not we are required to make adjustments to our networks, there is no assurance that our tailored network strategy will be successful over time. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline” for additional information regarding our tailored network strategy.
Our individual membership has increased significantly since the exchanges opened in 2014. While we have implemented operational initiatives with respect to this new population, we will continue to face operational challenges inherent in untested programs. Accordingly, we will need to continue our efforts to refine information systems support, enhance monitoring and reporting, manage eligibility and renewal processes, and enhance consumer outreach. Our operational risk increases with the legal and regulatory uncertainty described above. Any failure to successfully implement these initiatives or modifications in response to developing regulations may have an adverse impact on our exchange membership and profitability on the exchanges.
Taken together, the exchanges’ untested nature, the evolving marketplace surrounding them and the responses of state and federal decision makers to these issues have created lingering uncertainty for us and other health insurers participating in the exchanges. The factors driving this uncertainty as described above-as well as other factors that could impact the exchange marketplace, such as changes in the U.S. economy, changes in unemployment rates, average household income and changes in employer coverage-are generally beyond our control. The fluid and novel nature of the exchange marketplace impacts our ability to predict exchange enrollment, premiums and costs, which may have an adverse effect on our revenues and results of operations. If we fail to effectively adapt our business strategy and operations to these evolving regulations and markets, our financial condition and results of operations may be adversely affected.
Various health insurance reform proposals continue to emerge at the state level, which could have an adverse impact on us.
Various health insurance reform proposals have been considered at the state level, and more are likely to be considered in the future. Many of the states in which we operate have been implementing parts of the ACA and many states have added new requirements that are more exacting than the ACA's requirements. In most cases states can mandate minimum medical loss ratios (“MLRs”), implement rate reforms and enact benefit mandates that go beyond provisions included in the ACA. For additional discussion on MLRs and their impact on our business, see "—We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations." In addition, state exchange boards in California have the ability to limit the number of plans and negotiate the price of coverage sold on these exchanges and to limit the service areas in which Qualified Health Plans (“QHPs”) in the exchanges may operate. These kinds of state regulations and legislation could, among other things, limit or delay our ability to increase premiums in future years even where actuarially supported, and thereby could adversely impact our revenues and profitability. This also could increase the competition we face from companies that have lower health care or administrative costs than we do and therefore can price their premiums at lower levels than we can.
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
A substantial majority of the revenue we receive is used to pay the costs of health care services and supplies delivered to our members. Many of these costs, including costs associated with physician and hospital care, new medical technology and prescription drugs, for example, are rising. The total amount of health care costs we incur is affected by the number and type of individual services we provide and the cost of each service. Our future profitability will depend, in part, on our ability to accurately predict health care costs and to manage future health care utilization and costs through product pricing criteria, utilization management, product design, medical management initiatives and negotiation of favorable professional and hospital contracts. Periodic renegotiations of hospital and other provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may result in increased health care costs or limit our ability to negotiate favorable rates. Government-imposed limitations on Medicare and Medicaid reimbursement also have caused, and are expected to continue to cause, the private sector to bear a greater share of increasing health care costs. Additionally, there is always the possibility that adverse risk selection could occur when members who utilize higher levels of health care services compared with the insured population as a whole choose to remain with our health plans rather than risk moving to another plan. In the case of the exchanges, members that elect to purchase products through the exchange may utilize higher levels of health care services than those in off exchange products, and potential abuses of special enrollment periods on the exchanges may further adversely impact our risk pool. Moreover, the introduction of markets and populations with which there is limited cost experience, including through Medicaid expansion, the exchanges and the CCI, as well as the uncertain impact of premium stabilization provisions on the industry could adversely affect our ability to accurately predict or control health care costs. Any of these factors could cause our health care costs to be higher than anticipated and therefore cause our financial results to fall short of expectations.
Other factors that may adversely affect our ability to predict and control health care costs and, as a result, adversely affect our financial condition, results of operations and cash flows include but are not limited to changes in utilization rates; demographic characteristics; catastrophes; large scale public health epidemics; terrorist activity; unanticipated seasonality; changes in provider reimbursement; fluctuations in medical cost trends; and provider fraud; the regulatory environment, including, for example, the ACA or other state or federal laws and their impact on our health care costs and our ability to change our premium rates; health care practices; the introduction of new therapies, treatments or drugs; inflation; new technologies; clusters of high-cost cases; and continued consolidation of physician, hospital and other provider groups. A significant category of our health care costs is the cost of hospital-based products and services. Factors underlying the increase in hospital costs include, but are not limited to, the underfunding of public programs, such as Medicaid and Medicare and the constant pressure that places on rates from commercial health plans, new technology, state initiated mandates, alleged abuse of hospital chargemasters, an aging population, changes in the economic environment and, under certain circumstances, relatively low levels of hospital competition caused by market concentration. Another significant category of our health care costs is costs of pharmaceutical products and services. Factors affecting our pharmaceutical costs include, but are not limited to, the price of drugs; the timeline for approval of, and the eligible population of, new drugs, particularly specialty drugs; the utilization of new and existing drugs; any changes in discounts and the impact of health care reform on pharmaceutical manufacturers through such requirements as increased fees. In recent years, pharmaceutical companies have aggressively priced drugs upon release or subjected them to substantial price increases. As an example, drugs approved in 2014 for the treatment of hepatitis C were aggressively priced upon release. Due to the relatively high incidence of hepatitis C in populations we serve and a number of factors that may drive significant demand for these therapies, the associated drugs have increased our health care costs. These and other aggressively priced pharmaceutical drugs may cause significant increases in our health care costs in the future. If we are unable to effectively manage these and other similar pharmaceutical related costs, it may adversely affect our profitability and results of operations.
As a measure of the impact of medical costs on our financial results, relatively small differences between predicted and actual medical costs as a percentage of premium revenues can result in significant changes in our financial results. For example, if medical costs increased by 1% without a proportional change in related revenues for our health plan products, our annual pre-tax income for 2015 would have been reduced by approximately $130.4 million. The inability to accurately forecast and manage our health care costs in all circumstances could have a material adverse effect on our business, financial condition or results of operations.
We face competitive and regulatory pressure to contain premium prices. If the premiums we charge are insufficient to cover our costs, it could have a material adverse effect on our business, financial condition or results of operations.
In addition to the challenge of controlling health care costs, we face competitive pressure to contain premium prices. While health plans compete on the basis of many factors, including service, plan benefits and the quality and depth of provider networks, price has been and will continue to be a significant basis of competition. Any future increase in our premiums could result in the loss of members, particularly in light of continued economic pressures. Our premiums are set in advance of the actual delivery of services, and, in certain circumstances, before contracting with providers. While we attempt to take into account our estimate of expected health care and other costs over the premium period in setting the premiums we charge or bid, factors such as competition, new or changed regulations and other circumstances may limit our ability to fully base premiums on estimated costs. For example, certain of our competitors are not subject to the ACA's health insurer fee or are assessed at half the rate that we and other health insurers will pay, and our ability to incorporate the impact of the health insurer fee into our commercial and Medicare 2016 premium rates, which are set a year in advance in 2015, was limited, in large part due to these competitive pressures. In addition, many factors may, and often do, cause actual health care costs to exceed those costs estimated and reflected in premiums or bids. These factors include, but are not limited to, increased utilization rates, increasing medical cost trends, catastrophes, public health epidemics, terrorist activity, unanticipated seasonality, changes in insured population characteristics, new mandated benefits or other regulatory changes, including those included in the ACA or other state or federal laws. If we are unable to accurately estimate costs and set our premiums accordingly, it could have a material adverse effect on our business, financial condition or results of operations.
In addition, our ability to increase our premiums may be restricted by law. For example, the ACA requires the establishment of a process for review of certain premium rate increases to determine whether they are “unreasonable.” As part of this rate review process, certain insurers may be excluded from participating in the state-based or federally facilitated exchanges created by the ACA if the review determines that the insurer has demonstrated a pattern or practice of excessive or unjustified premium rate increases. The federal government and some states in which we do business have also required prior regulatory approval of premium rate increases and/or have subjected such increases to heightened scrutiny, such as third-party review. For example, the California Department of Insurance ("CDI") and the California Department of Managed Health Care (“DMHC”) require a third-party actuarial review of health insurance carriers' and health plans' proposed premium rate increases to confirm compliance with applicable law, resulting in a potential delay in carriers' and plans' ability to implement rate increases. Further, in California, beginning in 2016, large group employer rates will be subject to the same rate review justification requirements. While a California initiative to impose even further significant additional requirements for premium increases was previously defeated, there can be no assurance that the California legislature will not consider similar rate regulation measures in the future. These requirements and proposed changes have in the past and could in the future, among other things, lower the amount of premium increases we receive or extend the amount of time that it takes for us to obtain regulatory approval to implement increases in our premium rates. In recent years, certain of our competitors were asked by the Commissioner of the CDI to voluntarily delay implementation of scheduled premium increases to permit additional review by the CDI, which review led the carriers to reduce proposed rate increases. We have experienced, and are likely to continue to experience, greater scrutiny by regulators of proposed increases to our premium rates. For additional detail on the impact of federal health care reform and potential additional changes in federal and state legislation and regulations on our ability to maintain or increase premium levels, see “—Federal health care reform legislation has had and will continue to have an adverse impact on the costs of operating our business and a failure to successfully execute our operational and strategic initiatives with respect thereto could adversely affect our business, cash flows, financial condition and results of operations,” "—The ACA has been the subject of various legal challenges and legislative initiatives, which increase the uncertainty of how the law will impact us,"“—Various health insurance reform proposals continue to emerge at the state level, which could have an adverse impact on us,” "—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected," and "—We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success" (collectively the "ACA Risk Factors"). Our financial condition or results of operations could be adversely affected by significant disparities between the premium increases of our health plans and those of our major competitors or by limitations on our ability to increase or maintain our premium levels.
The ACA and other federal and state legislation and regulations require a reconciliation of premiums based on a final assessment of the relative medical risk a health plan incurs in the individual and small group market. Since the risk value is based on a health plan’s score relative to the industry and enrollment growth of new populations with limited cost experience under ACA, we may be required to accrue additional liabilities based on the risk profile of the overall population. In addition, the ACA requires us to maintain certain minimum medical loss ratios, or “MLRs”. In the event we fail to maintain such minimum MLRs, we will be required to rebate ratable portions of our premiums to our customers annually. Our Medi-Cal expansion population is also subject to MLR requirements that generally require us to rebate ratable portions of our premiums to the California Department of Health Care Services (“DHCS”) if we cannot demonstrate that we have met certain minimum MLRs. This Medi-Cal MLR requirement effectively acts as a risk “corridor”, with rebates paid to DHCS for MLRs under 85% and additional premium paid to us by DHCS if MLRs exceed 95%.
Since 2014, we have been required to incorporate the effect of the aforementioned premium stabilization provisions for individual and small group markets into our commercial MLRs. Due in part to the uncertainty with respect to these premium stabilization provisions, which as noted above was calculated for the first time in the summer of 2015 for the 2014 benefit year, it may be difficult to accurately predict our commercial MLR rebates, which may cause meaningful disruptions in our market share and our results of operations, financial position and cash flows could be materially adversely affected. For further information on MLRs, see Note 2 to our consolidated financial statements, and for further information on premium stabilization provisions, see "—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected."
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
In recent years, there has been significant merger and acquisition activity in our industry and in industries that act as our suppliers, such as the hospital, medical group, pharmaceutical and medical device industries. This activity may create stronger competitors and/or result in higher health care costs. Furthermore, since the adoption of the ACA, we have seen further provider consolidation, which in turn could make it more difficult for us to negotiate competitive rates. In addition, our contracts with government agencies, such as our Medicaid contracts, T-3 contract for the TRICARE North Region and MFLC contracts, are from time to time up for re-bid. If we were to lose any significant government contract to a competitor, or if we were to win the bid for such contract on less favorable terms, it could have an adverse effect on our profitability, financial condition and results of operations. See “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations” for more information regarding our government contracts. To the extent that there is strong competition or that competition intensifies in any market, our ability to retain or increase our number of customers, our revenue growth, our pricing flexibility, our control over medical cost trends and our marketing expenses, among other things, may all be adversely affected.
Tailored network products are an important part of our business strategy. Recently we have seen aggressive pricing by our competitors on certain tailored network products, and we will need to continue developing innovative provider relationships to remain competitive. For example, we invest in building strategic alliances with provider groups and other stakeholders in the health care system through various cost sharing arrangements, including Accountable Care Organizations (“ACOs”), that have seen increasing support as state and federal governments and the health care industry seek to improve the quality of care while controlling the costs of such care. Cost conscious large group customers that have embraced tailored networks are important to our ability to maintain scale in tailored network products, and some of these customers, including certain Medicare customers, may demand that we provide ACO or similar arrangements to reduce costs, or may seek to join a private health insurance exchange to pool risk and lower costs. Our ability to successfully implement such arrangements or design products for the private exchanges may be necessary to remain competitive for these accounts. There can be no assurance that we will be able to successfully implement and maintain these strategic initiatives that are intended to position us for future profitable growth in the post-ACA marketplace; that the products we have designed in collaboration with certain providers will be successful or developed within the time periods expected; or that the products that we offer will be preferable to similar products of our competitors. The loss of large group customers in tailored networks may make it more difficult to efficiently execute our tailored network strategy, which could have a material adverse impact on our commercial business.
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
Our reserves for claims are estimates of incurred costs based on a number of assumptions. An extensive degree of actuarial judgment is used in this estimation process and considerable variability is inherent in such estimates. The accuracy of these estimates also may be affected by external forces such as, for example, changes in medical claims submissions and payment patterns and medical cost trends. Included in the reserves for claims are estimates for the costs of services that have been incurred but not reported (“IBNR”) and for claims received but not processed. Our methodology for calculating these estimates is consistently applied from period to period, and our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period IBNR best estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Given the uncertainties inherent in such estimates, the actual liability could differ materially from the amounts reserved. If such a revision in our estimates results in significant unfavorable development, it could adversely affect current period net income, profitability per enrolled member and, subsequently, our earnings per share in any particular quarter or annual period. Our stock price could also be negatively impacted. If our actual claims liability is lower than estimated, it could mean that we set premium prices too high, which could result in a loss of membership. For additional information regarding our methodology in establishing our reserves for claims and other settlements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Critical Accounting Estimates”.
Our businesses are subject to laws and significant rules and regulations, which increases our cost of doing business and could impact our financial performance by restricting our ability to conduct business or adversely affecting our ability to grow our businesses.
Our businesses are subject to extensive federal and state laws, rules, and regulations, including, but not limited to, financial requirements, licensing requirements, enrollment requirements and periodic examinations by governmental agencies. Our HMO and insurance subsidiaries are subject to regulations relating to cash reserves, minimum net worth, premium rates, approval of policy language and benefits, appeals and grievances with respect to benefit determinations, provider contracting, utilization management, issuance and termination of policies, claims payment practices and a wide variety of other regulations relating to the development and operation of health plans. These laws, rules, and regulations are generally intended to benefit and protect providers and health plan members rather than stockholders of managed health care companies such as Health Net. There can be no assurance that we will be able to continue to obtain or maintain required governmental approvals or licenses. The laws, rules, and regulations governing our business and interpretations of those laws, rules, and regulations are subject to frequent change, and there is no guarantee that legislative or regulatory changes will not have a material adverse effect on us. Broad latitude is given to the agencies administering these laws, rules, and regulations to interpret them and to impose substantial fines and penalties, require us to change how we do business, restrict our ability to do business or otherwise sanction us when they believe violations or failures to meet standards or requirements have occurred. Regulatory agencies, such as DMHC, DHCS, CDI, the Arizona Department of Insurance, the Arizona Health Care Cost Containment System (“AHCCCS”), CMS, the U.S. Department of Health & Human Services' Office of Civil Rights and state departments of insurance, have the authority to impose substantial fines and/or penalties against us, require us to change how we do business, restrict our business activities or otherwise sanction us. Certain of these agencies have done so in the past, and may impose substantial fines and/or penalties against us, require us to change how we do business, restrict our business activities or otherwise sanction us in the future if they determine that we have not complied with applicable laws, rules, and regulations. Further, such fines, penalties, sanctions and other restrictions may be more severe in circumstances in which regulatory agencies determine that we have repeatedly failed to comply with applicable laws, rules or regulations. See “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows” for further discussion on the impact of any fines, penalties or restrictions that may be imposed against us. As we have members in various states and are therefore subject to the regulatory oversight of multiple jurisdictions, we have been in the past, and could be in the future, subject to fines and/or penalties imposed by multiple regulatory agencies relating to the same incident. Existing or future laws, rules, and regulations, including the ACA and related health care reform initiatives could, among other things, force us to change how we do business and may restrict our revenue and/or enrollment growth, increase our health care and administrative costs, and/or increase our exposure to liability with respect to members, providers or others. See the ACA Risk Factors above. Further, we may be liable for violations of laws, rules and regulations by individual Health Net associates notwithstanding our internal policies and compliance programs. For example, see “—If we or our business associates that handle certain information on our behalf fail to comply with requirements relating to patient privacy and information security, among other things, our reputation and business operations could be materially adversely affected.”
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
Approximately 65.6% of our total revenues in the year ended December 31, 2015 relate to federal, state and local government health care coverage or counseling programs, such as Medicare, Medicaid, TRICARE, PC3 and MFLC. Nearly all of the revenues in our Government Contracts reportable segment, which does not include Medicare and Medicaid related revenues, come from the federal government, either directly or as a sub-contractor for a federal government contract. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” for more information regarding our reportable segments. In addition, a growing portion of our revenues for our Western Region Operations reportable segment, which includes Medicare and Medicaid related revenues, relates to government programs. Our Medicaid premium revenues for the year ended December 31, 2015 were approximately $6.4 billion, an increase of 35.2% from the prior year, which accounted for approximately 40% of our total revenues. Due to this concentration of revenues, a significant reduction in revenues from the government programs in which we participate could have a material adverse effect on our business, financial condition or results of operations.
Our contracts with the government are generally subject to a highly-structured competitive bid process, and the government has significant discretion in the negotiation of terms, including with respect to performance requirements. The government also has discretion in the selection and award process, including whether and to what extent past performance should be weighted. If we fail to design and maintain programs attractive to our government customers, if we fail to secure good performance reviews for services under our existing government contracts, if we are not successful in winning new contracts or contract renewals on favorable terms or if our existing contracts are terminated, our current government health care coverage or counseling programs business and our ability to expand these businesses could be materially and adversely affected. Under government-funded health programs, the government payor typically determines premium and reimbursement levels and generally has the ability to terminate our contract for convenience. Any reduction in premium or reimbursement levels by the government payor, such as a reduction in Medicare Advantage payment rates as provided in the ACA, may lead to payment delay or result in premiums that increase at a lower rate than cost. If we are unable to make offsetting adjustments through supplemental premiums and changes in benefit plans, we could be adversely affected. In addition, the amount of government receivables set forth in our consolidated financial statements for our Government Contracts reportable segment represents our best estimate of the government's liability to us under TRICARE, MFLC, PC3 and other government contracts, or amounts due us as a sub-contractor. These government receivables are generally estimates subject to government audit and negotiation, and there is an inherent uncertainty in government contracts based in large part on a vulnerability to disagreements with the government. As a result, the final amounts we ultimately receive under government contracts for our Government Contracts reportable segment may be significantly greater or less than the amounts we initially recognize in our consolidated financial statements. Medicare revenue that we record may also be subject to change due to risk adjustment reimbursement settlements. See “—Medicare programs represent a significant portion of our business and are subject to risk” for additional information about risks related to these risk adjustment reimbursement settlements. Moreover, with respect to the ACA's premium stabilization provisions, the final determination and settlement of amounts due or payable relating to the 2015 calendar year will not occur until the second half of 2016, which could have a material adverse impact on our cash flows and results of operations. See “—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected” for additional information about risks related to the settlement of amounts under these premium stabilization provisions.
Contracts under our government programs are generally subject to frequent change, including but not limited to changes that may reduce the number of persons enrolled or eligible, expand or reduce the scope of the contract, reduce the revenue received by us or increase our administrative or health care costs, as applicable, under such programs. An enrollment freeze or significant reduction in payments from government programs in which we participate could adversely affect our business, financial condition or results of operations. Such changes may occur during re-competition of government contracts, for example. If all remaining option periods under the T-3 contract for our TRICARE business are exercised, our T-3 contract would expire on March 31, 2018. However, the DoD has commenced bidding on the next generation TRICARE contracts (the “T-2017 contracts”) that would reduce the three existing TRICARE regions to two. Service delivery under the T-2017 contracts would commence on April 1, 2017. On July 23, 2015, we responded to the DoD's request for proposal, and if we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted. For additional information on our TRICARE operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations—Government Contracts Reportable Segment.”
In addition, the reimbursement rates we receive from federal and state governments relating to our government-funded health care coverage programs may be subject to change. For example, CMS announces benchmark payment rates on an annual basis that impact the payments that we receive in connection with our participation in Medicare Advantage and Medicare Part D programs. From year to year, these payment rates could represent reduced funding from the federal government compared to prior periods and adversely impact our expected Medicare revenues. Any significant reduction in the reimbursement rates that we receive in connection with our government-funded health care coverage programs could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases. In some instances, declining Medicare Advantage rates may cause competitors to exit certain counties in which we participate, which may increase adverse selection risk in such counties and negatively impact our profitability.
Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap. Certain other programs, including Medicaid benefits, are exempt from the sequestration cuts. All parts of the Medicare program, including Medicare Advantage, were subject to cuts, and these reductions have adversely impacted our Medicare Advantage medical care ratio ("MCR"). In addition, reductions in defense spending could have an adverse impact on certain government programs in which we currently participate by, among other things, terminating or materially changing such programs, or by decreasing or delaying payments made under such programs.
Federal and state governments could also choose to require benefits to be delivered to new populations of potential members or require us to deliver new services to existing populations. If we have limited cost experience with these new populations or services, we may not be able to accurately predict or adequately control the associated health care costs. For example, as part of the CCI, we were required to expand our current Medi-Cal offerings to provide LTSS benefits to all our existing Medi-Cal members, including seniors and persons with disabilities and those who do not participate in the dual eligibles demonstration portion of the CCI. In addition, under Medicaid expansion in California and Arizona, we introduced populations with different characteristics from our then-existing Medicaid population and were required to comply with new regulatory provisions such as California’s Medicaid MLR risk corridors. Moreover, both Medicaid expansion and the transition of individuals between the California individual exchange and Medi-Cal will result in changes to enrollment in both Medi-Cal and our exchange population, which will require us to maintain efficient information systems and coordinate efforts with multiple state and local agencies to help ensure that these individuals maintain continuous coverage. We have limited operating experience in providing LTSS benefits or managing these new populations, and if we are not able to accurately predict and successfully manage the associated costs, fail to obtain suitable rates or otherwise fail to efficiently and effectively incorporate these and other new populations into our existing business our results of operations, financial condition and cash flows could be adversely affected.
Finally, we are also exposed to other risks associated with U.S. and state government contracting or participating in programs involving a government payor, including but not limited to the general ability of the federal and/or state government to terminate contracts with it, in whole or in part, without prior notice, for convenience or for default based on performance; potential regulatory or legislative action that may materially modify amounts owed; and our dependence upon Congressional or legislative appropriation and allotment of funds and the impact that delays in government payments could have on our operating cash flow and liquidity. As an example, as more fully described above under the heading “—If we do not effectively incorporate the ACA’s premium stabilization and other related provisions into our business, or these provisions are not successful in mitigating our financial risks, our results of operations may be materially adversely affected,” payments under the ACA’s risk corridor provision have been subject to delay. There can be no assurance that we will avoid additional payment delays on these or other payments from government payors in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial position, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenue or membership, increase costs or adversely affect our ability to bring new products to market as forecasted.
Other changes to our government programs could affect our willingness or ability to participate in these programs or otherwise have a material adverse effect on our business, financial condition or results of operations.
Medicare programs represent a significant portion of our business and are subject to risk.
Medicare programs represent a significant portion of our business, accounting for approximately 19.8% of our total premium revenue in our Western Region Operations reportable segment in 2015 and an expected 17.0% in 2016. The ACA includes, among other things, provisions that significantly reduce the government’s Medicare payment rates. For more information on the risks associated with the ACA, see the ACA Risk Factors above. These ACA mandated reductions in Medicare payment rates have in the past and may continue in the future to have an adverse effect on our business, cash flows, financial condition and results of operations. In addition, all parts of the Medicare program, including Medicare Advantage, are subject to the risks of reduced government funding, including in connection with significant spending reductions in connection with the Budget Control Act of 2011. For additional detail on these cuts and the potential effect on our Medicare business, see “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.” The cumulative impact of reductions in reimbursement rates, funding reductions and other factors has had an adverse impact on the profitability of our Medicare business in the past, and any significant future reductions in the reimbursement rates that we receive in connection with our Medicare business could adversely affect our business, financial condition or results of operations, particularly as our membership in and focus on government programs increases.
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
In addition, CMS developed the Medicare Advantage Star Ratings system to help consumers choose among competing plans, awarding between one and five stars to Medicare Advantage plans based on performance on certain measures of quality. The Star Ratings are used by CMS to award quality bonus payments to Medicare Advantage plans. Beginning with the 2014 Star Rating, (calculated in the Fall of 2013), Medicare Advantage plans were required to achieve a minimum of 4 Stars to qualify for a quality bonus payment in 2015. The methodology and measures included in the Star Ratings system can be modified by CMS annually and Star Ratings thresholds are based on performance of Medicare Advantage plans nationally. For the 2016 Star rating (calculated in 2015 for the 2017 payment year), our Oregon HMO contract received 4.5 out of 5 Stars. The California HMO and Oregon PPO contracts were measured at 4.0 Stars while our Arizona HMO and California PPO contracts received 3.5 Stars. This will place approximately 85% of our current membership in 4.0 Star or higher plans for 2016 that qualify for an expected quality bonus payment in 2017. We are continuing to expand efforts and resources to improve our Star Ratings and other quality measures, but a failure to achieve a 4 Star Rating, and consequently failure to qualify for a quality bonus payment in any year, would have an adverse effect on our revenue, income and reputation, and could hinder our ability to compete effectively in the Medicare marketplace.
If we are unable to manage our general and administrative expenses, our business, financial condition or results of operations could be harmed.
The level of our administrative expenses can affect our profitability, and we may not be able to manage the level of our administrative expense in all circumstances. In addition, many of our competitors have substantially greater financial resources, higher revenues and greater economies of scale than we do, which among other things, may allow them to more successfully manage their general and administrative expense ratios or make investments in new technologies. While we attempt to effectively manage such expenses, including through the development of online functionalities and other projects designed to create administrative efficiencies, increases in staff-related and other administrative expenses may occur from time to time. These increases could be caused by any number of things, including difficulties or delays in projects designed to create administrative efficiencies, our entrance into new relationships with third parties, acquisitions and divestitures, business or product start-ups or expansions, such as, for example, our participation in the CCI and the health insurance exchanges, changes in business or regulatory requirements, including compliance with the ACA, ICD-10 and HIPAA regulations, or other reasons. In addition, any failure to appropriately manage our general and administrative expenses could require us to increase premium rates in order to cover our health care costs and general and administrative expenses.
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
CCI, and the dual eligibles demonstration program in particular, is a model of providing health care that is new to regulatory authorities and health plans in the State of California. Our participation and success in the dual eligibles demonstration is subject to a number of risks inherent in untested health care initiatives and populations with limited cost experience. For example, CCI requires us to provide benefits with which we had limited operating experience, including but not limited to LTSS benefits. Our failure to successfully deliver on this model would negatively affect the operating and financial success of this business opportunity.
Some of the risks involved in CCI and our participation in the dual eligibles demonstration include:

•
Dual eligibles are generally among the most chronically ill individuals within each of Medicare and Medi-Cal, requiring a complex range of services from multiple providers. If we do not accurately predict the costs of providing benefits to dual eligibles or the rates under our agreement with CMS and DHCS prove to be inadequate, our participation in CCI may prove to be unprofitable.

•
Our profitability in CCI will be dependent in part on our ability to successfully provide and administer LTSS benefits, both directly and through subcontracting arrangements with third parties. Because we have limited operating experience in providing and administering these benefits, particularly with respect to cost management, there is no assurance that the arrangements we have made and are continuing to refine will be on favorable terms or that the information exchange between us and these third parties will allow us to efficiently manage member care, which may adversely affect our results of operations, particularly as our Medi-Cal membership increases through, among other things, Medicaid expansion.

•
Dual eligibles have the option to opt out of the dual eligibles demonstration while retaining all of their Medi-Cal benefits under CCI, including LTSS, which may reduce or eliminate the inherent efficiencies of the dual eligibles demonstration portion of CCI. In particular, while the provision and administration of LTSS benefits may increase Medi-Cal costs, successfully managing care for these LTSS recipients may generate equal or greater Medicare savings in the form of reduced costs for treatment for acute conditions and/or hospitalizations. Larger than expected numbers of dual eligibles have opted out of, and continue to dis-enroll from, the demonstration, which has impacted and continues to impact our expected total enrollment for the demonstration. We have worked with DHCS and others to implement outreach and other programs designed to increase our Cal MediConnect enrollment, but if enrollment continues below expectations over the course of the demonstration, our overall profitability with respect to our participation in CCI may be lower than originally anticipated.

•
We are required to make required filings with, and obtain approvals from, regulatory authorities in order to meet the ongoing demands of CCI. There can be no assurance that we will obtain these approvals on satisfactory terms, or at all.

•
We are subject to various other risks and uncertainties associated with participating in government programs such as Medicare and Medi-Cal. For example, the agreement we have with DHCS and CMS governing the dual eligibles demonstration may be terminated by DHCS and CMS without cause upon 180 days prior notice. Furthermore, CCI itself is subject to changing legislation and regulations as well as state budgetary concerns. For example, the California Director of Finance is required to annually evaluate CCI’s cost effectiveness and report to the state legislature. If the legislature determines that CCI is not cost effective, the program may be suspended. Furthermore, potential cost savings that were expected to improve the cost effectiveness of the program may be limited due to certain modifications imposed after CCI became effective. These changes include the exemption of more than 100,000 potential beneficiaries from the dual eligibles demonstration based on their enrollment in Medicare D-SNP programs, their age or health condition, the transfer of significant savings initially allocated under the program from the state to the federal government, and the federal direction to suspend a tax that the state had used to fund the program implementation. The state has indicated that CCI will run at least through calendar year 2017. In 2016, the state will work to (1) implement a new managed care tax, and (2) increase participation in the program. If these are not achieved by January 2017, the state has indicated that CCI would end as of January 2018. See “—Medicare programs represent a significant portion of our business and are subject to risk”, “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs or if we do not effectively adapt to changes to these programs, we may experience a significant reduction in revenues from these government programs, which could have a material adverse effect on our business, financial condition or results of operations” and “—Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows”.

Accordingly, there can be no assurance that the business opportunity presented by CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of CCI, the inability of the program to generate the necessary cost savings for the state or the termination or suspension of the program by the state could have an adverse effect on our business, financial condition and results of operation, as well as the trading price of our common stock.

Our business is regionally concentrated in the states of California, Arizona and Oregon.
Our business operations are primarily concentrated in three states: California, particularly Southern California, Arizona and Oregon. The majority of our Medicaid operations are in the state of California, with a high concentration of operations and members in Los Angeles County, and we now participate in the Medicaid program in Arizona. Medicaid expansion has further increased our concentration in Southern California, particularly Los Angeles County. Due to this geographic concentration, in particular in Southern California, we are exposed to the risk of deterioration in our financial results if our health plans in these areas, in particular, Southern California, experience significant losses. In addition, our financial results could be adversely affected by economic conditions in these areas. If economic conditions in the state of California or in the other states in which we operate deteriorate, we may experience reductions in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if reimbursement payments from a state are significantly delayed, our results of operations and cash flows could be adversely affected. For example, in the past, budget issues have led the state of California to delay certain of its monthly Medicaid payments to us. Any such irregularity in the timing of these payments in future periods may adversely impact our operating cash flow from quarter to quarter depending on the timing of such payments.
Federal and state audits, reviews and investigations of us and our subsidiaries could have a material adverse effect on our operations, financial condition and cash flows.
We have been and, in some cases, currently are, involved in various federal and state governmental audits, reviews and investigations. These include routine, regular and special investigations, audits and reviews by government agencies, state insurance and health and welfare departments and others pertaining to financial performance, market conduct and regulatory compliance issues. Such audits, reviews and investigations could result in the loss of licensure or the right to participate or enroll members in certain programs, or the imposition of civil or criminal fines, penalties and other sanctions, which could be substantial. In addition, disclosure of any adverse investigation, audit results, sanctions or penalties could negatively affect our reputation in various markets and make it more difficult or impossible for us to sell our products and services or negatively impact the trading price of our common stock. State attorneys general may investigate the activities of health plans, and we have received in the past, and may continue to receive in the future, subpoenas and other requests for information as part of these investigations. We have, among other things, entered into consent agreements relating to, and in some instances have agreed to pay fines in connection with, several recent audits and investigations.
Many regulatory audits, reviews and investigations of managed care companies and health insurers in recent years have focused on the timeliness and accuracy of claims payments and the timeliness of review of appeals and grievances. Our subsidiaries have been the subject of audits, reviews and investigations of this nature. Depending on the circumstances and the specific matters reviewed, regulatory findings could require remediation of any claims payment errors and payment of penalties of material amounts, among other things, that could have a material adverse effect on our results of operations.
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
We have been in the past, are currently, or may become in the future, subject to a variety of legal actions, including but not limited to litigation related to the Merger, claims related to the insurance industry in general and our business in particular, such as claims by members alleging failure to pay for or provide health care, poor outcomes for care delivered or arranged, improper rescission, termination or non-renewal of coverage, insufficient payments for out-of-network services, claims related to the payment of taxes, including but not limited to claims that may have retroactive application, and claims for failure to maintain adequate provider directories. These legal actions also include claims brought against companies in general, including, but not limited to employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, breach of contract actions, tort claims, fraud and misrepresentation claims, shareholder suits, including, without limitation, suits alleging securities fraud, intellectual property and real estate related disputes, and claims arising from or in connection with acquisitions, divestitures and other significant transactions, including but not limited to actions to block or unwind such transactions. In addition, we incur and likely will continue to incur potential liability for claims by employer groups for return of premiums; claims by providers, including claims for withheld or otherwise insufficient compensation or reimbursement, claims related to self-funded business and claims related to reinsurance matters; and claims alleging information security incidents and breaches. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. The legal actions to which we are currently and in the future could be subject can also include allegations of fraud, misrepresentation, breach of fiduciary duty, unfair or improper business practices and violations of state or federal antitrust laws and can include claims for punitive damages and various forms of injunctive relief, among other things. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against various managed care organizations, including us. In some of the cases pending against us, substantial non-economic or punitive damages are also being sought.
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
The collection, maintenance, use, disclosure and disposal of individually identifiable information or data, including PHI and payment cardholder data, by our businesses are regulated at the federal and state levels, and in some cases are subject to contractual requirements. Despite the privacy and security measures we have in place to ensure compliance with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses or other forms of cyber-attack, misplaced or lost data, programming and/or human errors or other similar events. For additional details on the types of information we process and store, and the applicable laws, rules and regulations see the risk factor under the heading “—We must comply with requirements relating to patient privacy and information security, including requiring through contract that business associates that handle certain information on our behalf comply with relevant privacy and security requirements, including, but not limited to HIPAA.”
A party, whether internal or external, that is able to circumvent our security systems could, among other things, misappropriate or misuse sensitive or confidential information (including but not limited to PHI, payment cardholder data and other member information), user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our internal operating systems or website to be unavailable. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network, including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks, including without limitation attacks intended to render our internal operating systems unavailable, and phishing attacks. We have expended significant resources to protect against such attacks, detect if and when attacks occur, respond to these attempted attacks and recover the enterprise to regular operations, and we expect to continue to do so in the future. Any reductions in the availability of our website or our internal operating systems could impair our ability to conduct our business and adversely impact our members and employees during the occurrence of any such incident.
Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Recent, well-publicized attacks on prominent companies, including in our industry, have resulted in the theft of significant amounts of sensitive and personal information and demonstrate the sophistication of the perpetrators. These attacks have generated national security risks that are being engaged by the federal government, which further illustrates the magnitude of the threat posed to companies across the nation.
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
We have experienced rapid growth in our membership as a result of the changing health care environment including the implementation of the exchanges, the CCI and Medicaid expansion in California and Arizona. We have devoted significant resources to manage this rapid growth in our membership, and continuing growth could significantly strain our management and other resources in the future. Our ability to continue managing membership growth effectively will depend, in part, on our ability to modify operational, financial and management information systems and functions on a timely basis and to attract, train, and retain skilled employees. In the event that we are unable to manage our membership growth effectively, this could have a material adverse effect on our business, financial condition, cash flows, or results of operations. See “—We cannot assure you that our participation in the ACA’s health insurance exchanges will continue to be a success,” “—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons," and “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations” for additional information. on the growth we have experienced in certain lines of business.
We are subject to risks associated with outsourcing services and functions to third parties.
We currently contract with independent third party vendors and service providers who provide services to us and our subsidiaries or to whom we delegate selected functions. These third parties provide a material amount of services to us, and include, but are not limited to, information technology infrastructure and applications solutions providers, medical management providers, claims administration providers, billing and enrollment providers, third party providers of actuarial services, call center providers and specialty service providers. Our current and any future arrangements with third party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the confidentiality, integrity and availability of our information, data and systems. In addition, we may have disagreements with third party vendors and service providers regarding relative responsibilities for any such failures under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures may not be adequate to fully compensate us for any losses suffered as a result of any vendor's failure to satisfy its obligations to us or under applicable law. Our current and any future outsourcing arrangements could be adversely impacted by changes in the vendor's or service provider's operations, security posture or vulnerabilities, financial condition or other matters outside of our control. If we fail to adequately monitor and regulate the performance of our third party vendors and service providers, we could be subject to additional risk. If these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, may be required to pay a termination fee, which may be significant, and may incur significant costs and/or disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our customers and, in turn, our business, financial condition and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third party vendors and service providers, as a result of regulatory restrictions on outsourcing, unanticipated delays or difficulties in transitioning our operations to the third party, vendor or service provider noncompliance with contract terms or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems or disputes that could adversely impact our business, financial condition and results of operations.
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
As a large company operating in a complex and highly-regulated industry, we encounter a variety of risks. The risks we face include, among others, a range of strategic, regulatory, competitive, financial, operational, information technology, information security, reputational, external and industry risks identified in these Risk Factors. The third party vendors and service providers to which we outsource key functions are required to achieve and maintain compliance with applicable federal and state laws and regulations and contractual requirements. Any violations of, or noncompliance with, laws and/or regulations governing our business, or the terms of our contracts, by third party vendors or service providers could increase our enterprise risk exposure. To the extent we further outsource key functions, this risk increases. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks could adversely affect our profitability, our ability to retain or grow business or adversely affect our business, financial condition or results of operations.
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
As the health care environment has evolved, we have developed and are continuously working to monitor strategic provider relationships with respect to the new market driven by, among other things, the ACA, the CCI and other federal and state health care reforms, regulations and initiatives. Accordingly, our business strategy includes creating tailored network products and other customized customer solutions through, among other things, strategic provider relationships that help manage the cost of care. For example, our product portfolios and services include offerings such as SmartCareSM, ExcelCareSM, PureCareSM and CommunityCareSM, which are recent collaborations with our provider partners. Through these types of arrangements, we offer tailored network product offerings served by more cost-effective physician groups and hospitals. Membership in our tailored network products was approximately 51% of total commercial membership as of December 31, 2015. For additional information on our tailored network products and innovative provider relationships, see “Item 1. Business-Segment Information—Western Region Operations Segment-Managed Health Care Operations.” The success of our tailored network products and continued development of strategic provider relationships are important parts of our business strategy. In addition, we are managing our provider network to support our participation in CCI, including the provision of LTSS benefits for dual eligibles and other individuals, a service with which we have limited operating experience. There can be no assurance that we will be able to successfully implement these strategic initiatives, that the products we design in collaboration with certain providers will be successful or developed within the time periods expected, or the products that we offer will be preferable to similar products of our competitors. Moreover, recent regulatory action and class action lawsuits have raised concerns regarding provider network size, network capacity and the adequacy of communication between health insurers and their consumers with respect to network composition for exchange products, which may require us to modify our tailored network strategy. See “—The markets in which we do business are highly competitive. If we do not design and price our product offerings competitively, our membership and profitability could decline.” Failure to successfully implement these strategic initiatives may have an adverse impact on our business, results of operations, financial condition and cash flows.
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
Our dependence on capitated provider groups is substantial in our Western Region Operations reportable segment. Approximately 69% of our Western Region Operations members were enrolled with capitated provider groups as of December 31, 2015. Our use of tailored network products also places a greater emphasis on our relationships with certain capitated provider groups, as tailored network products restrict covered members' access to certain physician groups. If these capitated provider groups cannot provide comprehensive services to our members in tailored network products or encounter financial difficulties, it could have an adverse effect on the provision of services to members and our operations. In addition, the use of tailored network products could create an increased risk of out of network claims issues, which could result in higher medical costs to us.
The provider groups that we contract with are also required to achieve and maintain compliance with applicable federal and state laws and regulations. The inability of a provider group to pass compliance audits or otherwise maintain compliance with applicable laws and regulations may cause us to terminate a contract with a provider or assume responsibility for the noncompliant functions, such as claims payment or utilization management. Furthermore, violations of, or noncompliance with, applicable laws and/or regulations or contract terms by providers who perform delegated functions for us could increase our exposure to liability to our members or sanctions and/or fines from the regulators that oversee our business, among other things. We have seen increasing attention from regulators in this space, particularly with respect to provider network data integrity, and if we fail to adequately monitor and regulate the performance of these delegated entities, we could be subject to additional risk. Our delegated medical providers in our Medi-Cal network are also required to achieve certain minimum Healthcare Effectiveness Data and Information Set, or HEDIS, scores, and poor performance in this area may result in reduced member auto-assignment from DMHC, which in turn could adversely impact our Medi-Cal enrollment. For additional information, see “—We are subject to risks associated with outsourcing services and functions to third parties.”
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
Adverse general economic conditions could expose us to a number of risks, including risks associated with the potential financial instability of our customers. In light of the uncertainty surrounding the ultimate impact of the ACA and related state health care reform proposals, how the implementation of these requirements will affect these risks remains unclear. If our customer base experiences cash flow problems or other financial difficulties, it could, in turn, adversely impact membership in our plans. For example, our customers could modify, delay or cancel plans to purchase our products, or may make changes in the mix of products purchased from us. If our customers experience financial issues, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business, and in order to compete effectively in our markets, we also must deliver products and services that demonstrate value to our customers and that are designed and priced properly and competitively. A significant decline in membership in our plans and the inability of current and/or potential customers to pay their premiums as a result of unfavorable economic conditions, particularly our individual customers on the exchanges, could have a material adverse effect on our business, including our revenues, profitability and cash flow. In addition, a prolonged economic downturn could negatively impact the financial position of hospitals and other providers and, as a result, could adversely affect our contracted rates with such parties and increase our medical costs.
Challenging economic conditions may also impact state and federal budgets. For example, budgetary pressures associated with an economic downturn could lead to reduced or delayed reimbursements or payments in our federal and state government-funded health care coverage programs, including Medicare and Medi-Cal, or could lead to reimbursements or payments in these programs that do not keep pace with our cost trends. These risks are exacerbated by our increasing share of revenues associated with government programs, as further described above in the risk factor under the heading, “—Government programs represent an increasing share of our revenues. If we are unable to effectively administer these programs, if we do not effectively adapt to changes to these programs, or if we experience a significant reduction in revenues from these government programs, it could have a material adverse effect on our business, financial condition or results of operations.” State and federal budgetary pressures could also cause new or higher levels of assessments or taxes for our commercial programs, such as surcharges on select fee-for-service and capitated medical claims or premium taxes on insurance companies and HMOs, and could adversely affect our results of operations.
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
We also face challenges with respect to our support of the requirements of the ACA. Because federal and state regulators continue to release new and revised final rules and regulations relating to the implementation of the ACA, there remains substantial uncertainty with respect to these requirements, including, but not limited to rules and regulations related to the ACA’s premium stabilization provisions, state-based and federally facilitated exchanges and the assessment and collection of the health insurer fee. Among other things, we have been required to define and implement new billing and payment capabilities and support new requests from third parties and government agencies for data collection and reporting. These additional demands have required significant systems changes, and are continuing to require us to make modifications, including developing, investing in, configuring, installing and monitoring the performance of new products and technology. The implementation of these changes has required and will continue to require the expenditure of material resources as requirements evolve over time. See the ACA Risk Factors for further information regarding the ACA and the challenges we continue to face in implementing its provisions. If we do not adequately implement and monitor the requirements of the ACA, our results of operations, financial condition and cash flows would be adversely affected.
As the requirements of supporting our businesses evolve over time, including as a result of the ACA's dynamic marketplace, there can be no assurances that we will be able to make the necessary systems changes or other modifications necessary to successfully meet such demands. If we do not successfully respond to such demands in a timely manner, our results of operations, financial condition and cash flows could be materially adversely affected.
We have a material amount of indebtedness and may incur additional indebtedness, or need to refinance existing indebtedness, in the future, which may adversely affect our operations.
Our indebtedness includes $400 million in aggregate principal amount of 6.375% Senior Notes due 2017. Our Senior Notes payable balance was $399.7 million as of December 31, 2015. In addition, we have a $600 million five-year revolving credit facility that expires in October 2016. As of December 31, 2015, we had $285 million outstanding under our revolving credit facility. For a description of our Senior Notes and our revolving credit facility, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Capital Structure.” We may incur additional debt in the future. Our existing indebtedness, and any additional debt we incur in the future through drawings on our revolving credit facility or otherwise could have an adverse effect on our business and future operations. For example, it could:

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

We continually evaluate options to refinance our outstanding indebtedness. Our ability to obtain any financing, whether through the issuance of new debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. In the event we need to access the credit markets, including to refinance our debt prior to the upcoming expirations, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition, ability to compete or ability to comply with regulatory requirements.
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
As a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. Our subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations, legal and regulatory restrictions and economic conditions. Under California’s Health Care Service Plan Act of 1975, as amended (also known as the Knox-Keene Act), our subsidiaries that are licensed under the Knox-Keene Act must comply with certain minimum capital or tangible net equity (“TNE”) requirements ranging up to 130% of a specified minimum TNE for larger and older licensees such as Health Net of California. In addition, each of our subsidiaries regulated under the Knox-Keene Act has agreed to certain undertakings to the DMHC, restricting dividends and loans to affiliates, to the extent that the payment of such would reduce its TNE below 130% of the minimum requirement. In addition, in certain states our regulated subsidiaries are subject to risk-based capital requirements, known as RBC. These laws require our regulated subsidiaries to report their results of risk-based capital calculations to the departments of insurance in their state of domicile and the National Association of Insurance Commissioners. Failure to maintain the minimum RBC standards could subject certain of our regulated subsidiaries to corrective action, including increased reporting and/or state supervision. In addition, in most states, we are required to seek prior approval before we transfer money or pay dividends from our regulated subsidiaries that exceed specified amounts as determined by the state’s formula. If our regulated subsidiaries are restricted from paying us dividends or otherwise making cash transfers to us, it could have material adverse effect on our results of operations and free cash flow. For additional information regarding our regulated subsidiaries' statutory capital requirements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Statutory Capital Requirements.”
The value of our intangible assets may become impaired.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill and other intangible assets were approximately $568 million as of December 31, 2015, representing approximately 8.9 percent of our total assets and 31.0 percent of our consolidated stockholders' equity at December 31, 2015.
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
From time to time, we divest assets or businesses that we believe are less of a strategic fit for the company or do not produce an adequate return. Any such divestiture could result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Critical Accounting Estimates-Goodwill and Other Intangible Assets” for further discussion of our procedures related to goodwill and other intangible assets.
The value of our investment portfolio and our goodwill could be adversely impacted by varying economic and market conditions which could, in turn, have a negative effect on our results of operations and stockholders' equity.
Our investment portfolio is comprised primarily of available-for-sale investment securities such as interest-yielding debt securities of varying maturities. As of December 31, 2015, our available-for-sale investment securities were approximately $2.2 billion. The value of fixed-income securities is highly sensitive to fluctuations in short- and long-term interest rates, with the value decreasing as such rates increase and increasing as such rates decrease. These securities may also be negatively impacted by illiquidity in the market. We closely monitor the fair values of our investment securities and regularly evaluate them for any other-than-temporary impairments. We have the intent and ability to hold our investments for a sufficient period of time to allow for recovery of the principal amount invested.
The current economic environment and volatility in capital markets could negatively impact the liquidity of investments, such as the debt securities we hold, and a worsening in these markets could have negative effects on the liquidity and value of our investment assets. In addition, such uncertainty has increased the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets.
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
The market price of our common stock is subject to volatility. Although the price of our common stock has experienced substantial increases in recent years, and has generally remained relatively stable in light of the pending Merger with Centene, it has shown significant volatility in years past. There can be no assurance that the trading price of our common stock will vary in a manner consistent with the variation in the Standard & Poor's 400 Mid-Cap Index of which our common stock is a component. The market prices of our common stock and the securities of certain other publicly-traded companies in our industry have in the past or may in the future show significant volatility and sensitivity in response to many factors, including, without limitation, the price of Centene common stock, developments in connection with our pending Merger with Centene, the ACA and health care reform generally, public communications regarding managed care, legislative or regulatory actions, political developments, litigation or threatened litigation, health care cost trends, proposed premium increases, pricing trends, reductions in government reimbursement, competition, earnings, proposed changes in or the introduction of new government programs or initiatives, developments with respect to the CCI, receivable collections or membership reports of particular industry participants, and market speculation about or actual merger and acquisition activity. Additionally, adverse developments affecting any one of the companies in our sector could cause the price of our common stock to weaken, even if those adverse developments do not otherwise affect us. There can be no assurances regarding the level or stability of our share price at any time or the impact of these or any other factors on our stock price.
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
We are dependent on retaining existing key executives and attracting additional qualified executives to meet current and future needs. We face intense competition for qualified executives, and there can be no assurance that we will be able to attract and retain such executives. Although we have succession plans in place and have employment arrangements with our key executives, these do not guarantee that the services of these key executives will continue to be available to us or that we will be able to attract and retain suitable successors. We would be adversely affected if we fail to adequately plan for future turnover of our senior management team. Our ability to retain management personnel and other key employees may also be impacted by the pendency of the Merger, as further described above under the risk factor heading “—Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.”
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
While the Merger with Centene is pending, we are restricted from engaging in potential transactions of this type, unless approved by Centene.
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
Our products and services and our operations require a large number of employees. As of December 31, 2015, we employed 8,541 individuals on a full-time basis and 86 individuals on a part-time or temporary basis. It is critical that we recruit, manage, enable and retain talent to successfully execute our strategic objectives, which requires aligned policies, a positive work environment and a robust succession and talent development process. Further, particularly in light of the changing health care environment, we must focus on building employee capabilities to help ensure that we can meet upcoming challenges and opportunities. Our business could be adversely affected if we are unable to recruit, manage, enable and retain talent and meet upcoming challenges and opportunities. In addition, the impact of the external or internal environment or other factors on employee morale, enablement and engagement could also significantly impact the success of the Company. Our ability to recruit, manage, enable and retain a skilled and talented workforce may also be impacted by the pendency of the Merger, as further described above under the risk factor heading “—Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.”
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
The Merger Agreement also contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or approve or recommend, any third-party proposal for an alternative transaction.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease office space for our principal executive offices in Woodland Hills, California, which is used by each of our reportable segments. The operating lease for our executive offices expires on December 31, 2017 and relates to approximately 115,488 square feet. We also lease a separate 339,417 square foot facility in Woodland Hills primarily to house the operations for a significant portion of our Western Region Operations reportable segment. The lease for this two-building facility expires December 31, 2021.
In Rancho Cordova and San Rafael, California, we lease an aggregate of approximately 611,445 square feet of office space that is used for operations in our Western Region Operations and Government Contracts reportable segments. The related leases expire at various dates ranging from February 2016 to June 2022.
In addition to the office space referenced above, we lease approximately 47 sites in 11 states, totaling approximately 735,625 square feet of space, which are used by our reportable segments for their respective operations. We also lease approximately 364,142 square feet of office space in Shelton, Connecticut under leases expiring at various dates ranging from 2016 to 2017. We no longer conduct operations in Shelton, and have subleased a portion of this space under subleases expiring at various dates ranging from 2016 to 2017.
We also own a facility in Rancho Cordova, California comprising approximately 82,000 square feet of space, which is used to support operations for all of our reportable segments.
We believe that our properties are adequate and suitable to meet our business needs.
Item 3. Legal Proceedings.
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings depending, in part, upon our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.
Military and Family Life Counseling Program Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in the United States District Court for the Northern District of California (the “Northern District of California”) relating to the independent contractor classification of counselors (“MFLCs”) who contracted with our subsidiary, MHN Government Services, Inc., to provide short-term, non-medical counseling at U.S. military installations throughout the country under our Military and Family Life Counseling (formerly Military and Family Life Consultants) program. Plaintiffs in these matters claim that MFLCs were misclassified as independent contractors under state and federal law, and are seeking unpaid wages, overtime pay, statutory penalties, attorneys’ fees and interest. Each of these matters is currently stayed pending final resolution by the U.S. Supreme Court of our motion to compel arbitration. The U.S. Supreme Court granted our writ of certiorari on September 30, 2015.
On December 29, 2015, we entered into a settlement agreement with all the named plaintiffs in the three related litigation matters as well as their counsel. Pursuant to the settlement agreement, plaintiffs filed a separate class action in arbitration that is intended to resolve each of the federal and state law claims asserted in the three related litigation matters. Under the settlement agreement, we have agreed to a maximum payment amount to settle all the claims asserted in the three related litigation matters, and would also pay class counsel attorneys’ fees and costs, related payroll taxes and the costs of settlement administration. The actual amount that we will be required to pay under the settlement agreement is dependent on the final number of eligible individuals who timely file claims. The claims period closed on February 25, 2016, and a final approval hearing is scheduled for March 11, 2016. If the arbitrator gives final approval to the settlement, we will withdraw the appeal pending before the U.S. Supreme Court, and the parties will ask the Northern District of California to dismiss all three related litigation matters with prejudice. Our obligations under the settlement agreement are contingent upon the dismissal of all three related litigation matters, and the amounts that we would be required to pay pursuant to the settlement agreement are not material.
Miscellaneous Proceedings
In connection with the Merger, two purported Company stockholders filed two putative class action lawsuits in the Court of Chancery of the State of Delaware seeking to enjoin the Merger, and other relief. The lawsuits were consolidated, and the amended complaint alleged, among other things, that the merger consideration was inadequate, that the process culminating in the Merger was flawed, that the directors of the Company breached their fiduciary duties in connection with the Merger, and that Centene, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duty. The amended complaint also alleged that the Form S-4 Registration Statement filed by Centene on August 19, 2015 contained material misstatements and omitted material information. Plaintiffs subsequently requested a voluntary dismissal of the consolidated action, and the dismissal was granted without prejudice on January 25, 2016.
In addition, in the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, DHCS, the AHCCCS, the Office of Civil Rights of HHS and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs or other sanctions, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.
In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate-related claims, intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, claims for failure to maintain adequate provider directories and claims arising out of the acquisition or divestiture of various business units or other assets. We also are subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, claims alleging that we have engaged in unfair business practices and claims related to the payment of taxes, including but not limited to claims that may have retroactive application. In addition, from time to time we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth the high and low sales prices of the Company’s common stock, par value $.001 per share, on The New York Stock Exchange (“NYSE”) since January 2014.

	High	Low
Calendar Quarter—2014
First Quarter	$35.10	$29.36
Second Quarter	$41.84	$31.36
Third Quarter	$47.53	$41.19
Fourth Quarter	$54.36	$43.61

Calendar Quarter—2015
First Quarter	$61.31	$51.13
Second Quarter	$65.04	$52.65
Third Quarter	$71.57	$59.25
Fourth Quarter	$69.04	$59.77
On February 23, 2016, the last reported sales price per share of our common stock was $61.81 per share.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the Company’s equity compensation plans is incorporated by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Holders of Common Stock
As of February 23, 2016, there were 1,426 registered holders of record of our common stock.
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
During the year ended December 31, 2015, we repurchased 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2015 was $306.2 million. For additional information on our stock repurchase program, see Note 9 to our consolidated financial statements.
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
The following table presents monthly information related to repurchases of our common stock, including shares withheld by the Company to satisfy tax withholdings and exercise price obligations, for the three month period ending December 31, 2015:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share	Total Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)(b)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Programs (b)
October 1—October 31	2,443	(c)	62.20	151,952	—	$306,182,333
November 1—November 30	2,556	(c)	63.50	162,305	—	$306,182,333
December 1—December 31	8,273	(c)	67.42	557,791	—	$306,182,333
	13,272		$65.71	$872,048	—
 ________

(a)
During the year ended December 31, 2015, we did not repurchase any shares of our common stock outside our publicly announced stock repurchase programs, except shares withheld in connection with our various stock option and long-term incentive plans.

(b)
On May 2, 2011, our Board of Directors authorized our stock repurchase program, pursuant to which a total of $300 million of our common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program. On December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program, which, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. Our stock repurchase program does not have an expiration date. During the year ended December 31, 2015, we did not have any repurchase program expire, and we did not terminate any repurchase program prior to its expiration date.

(c)
Consists entirely of shares withheld by the Company to satisfy tax withholding and/or exercise price obligations arising from the vesting and/or exercise of restricted stock units, stock options and other equity awards.

Performance Graph
The following graph compares the performance of the Company's Common Stock with the performance of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and our Industry Peer Group Index. We calculate year-end values based on the closing prices from the final trading days in December 2010, 2011, 2012, 2013, 2014, and 2015. The graph assumes that $100 was invested on December 31, 2010 in each of the Common Stock, the S&P 500 Index, and the Industry Peer Group Index, and that all dividends were reinvested. The Industry Peer Group Index weights the constituent companies' stock performance on the basis of market capitalization at the beginning of each annual period.

The Company's Industry Peer Group Index includes the following companies: Aetna, Inc., Cigna Corporation, Humana, Inc., UnitedHealth Group, Inc., Anthem, Inc. (formerly WellPoint, Inc.), Molina Healthcare, Inc., Centene Corporation, and WellCare Health Plans, Inc.

Indexed Total Return (Stock Price Plus Reinvested Dividends)

Name	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Health Net	$100.00	$111.47	$89.04	$108.72	$196.15	$250.86
Standard & Poor's 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Industry Peer Group Index	$100.00	$135.68	$141.61	$209.38	$280.65	$340.80
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

 Item 6. Selected Financial Data.
The following selected financial and operating data as of and for the years ended December 31, 2015, 2014, and 2013 are derived from our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K. The selected financial and operating data as of and for the years ended December 31, 2012 and 2011 are derived from our audited consolidated financial statements which are not included herein. The selected financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share and PMPM data)
REVENUES:
Health plan services premiums	$15,553,348	$13,361,170	$10,377,073	$10,459,098	$9,878,687
Government contracts	628,451	603,975	572,266	689,121	1,416,619
Net investment income	55,494	45,166	69,613	82,434	74,161
Administrative services fees and other income	6,294	(1,725)	34,791	17,968	11,523
Divested operations and services revenue	—	—	—	40,471	34,446
Total revenues	$16,243,587	$14,008,586	$11,053,743	$11,289,092	$11,415,436
INCOME SUMMARY (1):
Income from continuing operations	$185,677	$145,629	$170,126	$25,681	$61,056
Income on discontinued operation, net of tax	—	—	—	96,382	11,064
Net income	$185,677	$145,629	$170,126	$122,063	$72,120
NET INCOME PER SHARE—DILUTED (1):
Income from continuing operations	$2.37	$1.80	$2.12	$0.31	$0.68
Income of discontinued operation, net of tax	$—	$—	$—	$1.16	$0.12
Net income	$2.37	$1.80	$2.12	$1.47	$0.80
Weighted average shares outstanding:
Diluted	78,358	80,777	80,404	83,112	89,970
BALANCE SHEET DATA:
Cash and cash equivalents and investments available for sale	$3,242,801	$2,664,763	$2,059,943	$2,152,622	$1,790,397
Total assets	6,397,646	5,395,934	3,929,125	3,934,390	3,607,669
Loans payable—current	285,000	—	—	—	—
Loans payable—long term	—	100,000	100,000	100,000	112,500
Senior notes payable	399,709	399,504	399,300	399,095	398,890
Total stockholders’ equity (2)	1,833,080	1,709,222	1,628,811	1,557,030	1,443,146
OPERATING DATA:
Pretax margin from continuing operations	2.8%	1.4%	2.4%	0.3%	1.4%
Western Region Operations health plans services medical care ratio (MCR)	83.8%	84.6%	85.6%	89.1%	86.5%
Western Region Operations total G&A expense ratio	10.9%	10.9%	10.3%	8.6%	8.6%
Western Region Operations selling costs ratio	1.7%	2.0%	2.3%	2.4%	2.4%
Western Region Operations health plan services premiums per member per month (PMPM)	$401.91	$384.17	$349.92	$341.28	$322.28
Western Region Operations health plan services costs PMPM	$336.96	$325.12	$299.66	$304.01	$278.85
Net cash provided by operating activities	$431,095	$776,001	$95,389	$32,540	$103,380
Net cash (used in) provided by investing activities	$(546,649)	$ (184,852)	$579	$ (12,558)	$222,227
Net cash (used in) provided by financing activities	$243,275	$ (155,171)	$ (3,373)	$89,875	$ (445,492)
 __________
(1) For 2015, our operating results were impacted by fees imposed under the ACA, including $233.0 million in amortization of deferred costs of health insurer fee and $85.5 million in other ACA fees. Our operating results for the year ended December 31, 2015, were also impacted by $118.2 million in pretax expenses primarily related to the Cognizant Transaction. In 2014, we had an $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction and $96.8 million of pretax expenses primarily related to the Cognizant Transaction. Our operating results for the year ended December 31, 2014 were also impacted by fees imposed under the ACA, including $141.4 million in amortization of deferred costs of health insurer fee and $97.6 million in other ACA fees. For 2013, we had approximately $56 million in favorable reserve developments related to prior years. These reserve developments related to prior years when considered together with the provision for adverse deviation recorded as of December 31, 2013, did not have a material impact on our operating results or financial condition. In addition, our operating results for the year ended December 31, 2013 were impacted by $12.0 million in pretax costs primarily related to our continuing efforts to address scale issues. For 2012, includes a gain on sale of discontinued operation in the amount of $114.8 million after-tax. Our operating results for the year ended December 31, 2012 were impacted by approximately $35 million of adverse development related to prior years recorded as part of our health care cost. In addition, our operating results for the year ended December 31, 2012 were impacted by pretax costs of $35.6 million related to our G&A cost reduction efforts, a $5.0 million expense related to the early termination of a medical management contract and $1.3 million in litigation-related expenses net of an insurance reimbursement.
(2) No cash dividends were declared in any of the years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We are a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our mission is to help people be healthy, secure and comfortable. We provide and administer health benefits to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred to as "Part D"), Medicaid and dual eligible programs, as well as programs with the U.S. Department of Defense (“Department of Defense” or “DoD”), and U.S. Department of Veterans Affairs ("VA") programs. We also offer behavioral health, substance abuse and employee assistance programs and managed health care products related to prescription drugs.
On July 2, 2015, the Company entered into the Merger Agreement with Centene. The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, certain approval, notice or similar requirements with applicable regulatory authorities. The Merger is expected to close in the first quarter of 2016, subject to the receipt of the remaining required regulatory approvals and satisfaction or waiver of other closing conditions. On November 2, 2014, we entered into a master services agreement (as subsequently amended and restated, the "Master Services Agreement") with Cognizant Healthcare Services, LLC to provide certain services to us. However, in connection with the announcement of the Merger with Centene, we agreed with Cognizant to suspend efforts toward, and defer the commencement of services under the master services agreement. See Notes 1 and 3 to our consolidated financial statements for additional information.
How We Report Our Results
Our reportable segments are comprised of Western Region Operations and Government Contracts, each of which is described below. See Note 14 to our consolidated financial statements for more information regarding our reportable segments.
Our health plan services are provided under our Western Region Operations reportable segment, which includes the operations primarily conducted in California, Arizona, Oregon and Washington for our commercial, Medicare, Medicaid and dual eligibles health plans, our health and life insurance companies, our pharmaceutical services subsidiary and certain operations of our behavioral health subsidiaries. As of December 31, 2015, we had approximately 3.3 million medical members in our Western Region Operations reportable segment.
Our Government Contracts segment includes our government-sponsored managed care contract with the DoD under the TRICARE program in the North Region, our Military and Family Life Counseling, formerly Military and Family Life Consultant (“MFLC”) contract with DoD and other health care related government contracts, including the Patient Centered Community Care program (“PC3 Program”) contract we have with VA. Our PC3 Program contract has been expanded further to provide additional services for the VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 contract expires no later than September 30, 2017. On April 1, 2011, we began delivery of administrative services under a new Managed Care Support Contract (“T-3 contract”) for the TRICARE North Region. Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million Military Health System (“MHS”) eligible beneficiaries. For additional information on our T-3, MFLC and PC3 Program contracts, see Note 2 to our consolidated financial statements under the heading "Government Contracts" and "—Results of Operations—Government Contracts Reportable Segment."
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
Health plan services premiums generally include health maintenance organization (“HMO”), point of service (“POS”) and preferred provider organization (“PPO”) premiums from employer groups and individuals, and from Medicare recipients who have purchased supplemental benefit coverage (which premiums are based on a predetermined prepaid fee), Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients (which includes retroactive and retrospective premium adjustments), and revenue under Medicare risk contracts to provide care to enrolled Medicare recipients. Health plan services premiums also can include amounts for risk factor adjustments and additional premiums that we charge in some places to members who purchase our Medicare risk plans. Health plan services premiums are also impacted by the provisions of ACA, including the premium stabilization provisions and rebates associated with medical loss ratio targets. In addition to the medical loss ratio rebates, health plan services premiums are also impacted by medical loss ratio corridors and profit sharing provisions. See Note 2 to the consolidated financial statements for further information on these and other items that may impact health plan services premiums. Health plan services premiums also includes our revenues from the California Coordinated Care Initiative (the "CCI") program. For additional information on the CCI, see "—Results of Operations—Western Region Operations Reportable Segment—California Coordinated Care Initiative."
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
Under the T-3 contract for the TRICARE North Region, we provide various types of administrative services including provider network management, referral management, medical management, disease management, enrollment, customer service, clinical support service, and claims processing. These services are structured as cost reimbursement arrangements for health care costs plus administrative fees earned in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. We recognize revenue related to administrative services on a straight-line basis over the option period, when the fees become fixed and determinable. The TRICARE North Region members are served by our network and out-of-network providers in accordance with the T-3 contract. We pay health care costs related to these services to the providers and are later reimbursed by the DoD for such payments. Under the terms of the T-3 contract, we are not the primary obligor for health care services and accordingly, we do not include health care costs and related reimbursements in our consolidated statements of operations. The T-3 contract also includes various performance-based incentives and penalties. For each of the incentives or penalties, we adjust revenue accordingly based on the amount that we have earned or incurred at each interim date and are legally entitled to in the event of a contract termination. See Note 2 to our consolidated financial statements under the heading "Government Contracts" and "—Results of Operations—Government Contracts Reportable Segment" for additional information on our T-3 contract.

Other government contracts revenues, including those related to PC3 and VACAA, are recognized in the month in which the eligible beneficiaries are entitled to health care services or in the month in which the administrative services are performed or the period that coverage for services is provided. See Note 2 to our consolidated financial statements under the heading "Government Contracts" and "—Results of Operations—Government Contracts Reportable Segment" for additional information on our other government contracts such as the MFLC contract and the PC3 Program, including the VACAA.
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
The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close in the first quarter of 2016, subject to the receipt of the remaining required regulatory approvals and satisfaction or waiver of other closing conditions. For additional discussion of the risks and uncertainties associated with the Merger, see Item 1A. "Risk Factors."
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
Due to the deferral of the Cognizant Transaction, the Master Services Agreement will not generate the expected $150 to $200 million in annual general and administrative and depreciation expense savings in the previously anticipated time frame. Our operating results in our Corporate/Other segment for the year ended December 31, 2015 were impacted by $118.2 million in pretax expenses. These pretax expenses were primarily related to the Cognizant Transaction. Our operating results in our Corporate/Other segment for the year ended December 31, 2014 were impacted by an $88.5 million pretax asset impairment primarily related to our assets held for sale in connection with the Cognizant Transaction. In addition, our operating results in our Corporate/Other segment for the year ended December

31, 2014 were impacted by $74.8 million in pretax expenses related to the Cognizant Transaction. See Note 3 to our consolidated financial statements for additional information regarding the Cognizant Transaction.
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
For a detailed description of the ACA’s provisions and related health care reform programs, initiatives, rules and regulations, see "Item 1. Business—Government Regulation—Health Care Reform Legislation and Implementation." For additional discussion of some of our risks and uncertainties related to the ACA, including certain legal, legislative and regulatory developments, see "Item 1A. Risk Factors."
Medicaid Expansion
In connection with the ACA, the federal government extended funds to those states that opted to expand Medicaid eligibility from a pool that included residents with incomes up to 100% of the federal poverty level ("FPL") to an expanded pool of residents with incomes up to 133% of the FPL. Both Arizona and California are amongst the states that have opted into this "Medicaid expansion." In 2015, our total Medicaid membership increased by 12.8% primarily as a result of Medicaid expansion. For additional information on our Medicaid program, see "Item 1. Business-Segment Information—Western Region Operations Segment—Medicaid and Related Products."
Public Health Insurance Exchanges
The ACA also required the establishment of state-run or federally facilitated "exchanges" where individuals and small groups may purchase health coverage. We currently participate as Qualified Health Plans ("QHPs") in the exchanges in California and Arizona. We currently operate in 16 of 19 exchange rating regions in California in the individual market and in all 19 exchange rating regions in Covered California for Small Business ("CCSB"). Open enrollment for the coverage year beginning January 1, 2015 began on October 1, 2014 and ended on February 15, 2015.
We have experienced significant growth in our individual commercial enrollment since open enrollment for the exchanges commenced in October 2013. However, as we move past our second enrollment period, the exchanges remain a relatively new marketplace with which we have limited experience, and a variety of factors could alter the economics and structure of our participation in the exchanges. These factors include, among others, changing economic conditions, the dynamic competitive environment on the exchanges, various legislative and legal developments and the ongoing evolution of the regulatory framework for the exchanges. If we fail to effectively adapt our business strategy and operations to these evolving regulations and markets, our financial condition and results of operations may be adversely affected. For more information on the exchanges, including the attendant risks and enrollment information, see Note 2 to our consolidated financial statements, "—Western Region Operations Reportable Segment—Western Region Operations Segment Membership," "Item 1. Business—Segment Information—Western Region Exchanges" and "Item 1A. Risk Factors."
Health Insurer Fee
Our operating results for the year ended December 31, 2015 were impacted by fees imposed under the ACA, including $233.0 million of amortization of the deferred cost of the annual non-deductible health insurer fee calculated on 2014 net premiums written (the "health insurer fee"). In September 2015, we paid the federal government a lump sum of $233.0 million for our portion of the health insurer fee. Our operating results for the year ended December 31, 2014 were impacted by fees imposed under the ACA, including $141.4 million of amortization of the deferred cost of the health insurer fee calculated on 2013 net premiums written. In September 2014, we paid the federal government a lump sum of $141.4 million for our portion of the health insurer fee. While we are required to accrue for the health insurer fee on a pro rata basis throughout the year, we have experienced, and in the future could continue to experience, significant volatility in our cash flow from operations relative to our results of operations in a given period because the health insurer fee is payable in a single lump sum. For 2015 and 2014, respectively, due to the non-deductibility of the health insurer fee for federal income tax purposes, our effective income tax rate was adversely affected by 17.9 percentage points and 24.8 percentage points, respectively. We expect to pay the health insurer fee in the second half of 2016 based on 2015 premiums, but do not expect to pay the health insurer fee in 2017 as a result of the one year suspension of the health insurer fee mandated by the Consolidated Appropriations Act for fiscal year 2016 (the “2016 Budget Act”). In future periods, we expect that the non-deductibility of the health insurer fee will continue to have a material impact on our effective income tax rate.
While certain types of entities and benefits are fully or partially exempt from the health insurer fee, including, among others, government entities, certain non-profit insurers and self-funded plans, we are unable to take advantage of any significant exemptions due to our current mix of plans and product offerings. Consequently, our portion of the health insurer fee represents a higher percentage of our premium revenues than those of our competitors who have business lines that are exempt from the health insurer fee or whose non-profit status results in a reduced health insurer fee. We generally are also unable to match those competitors’ ability to support reduced premiums by virtue of making changes to distribution arrangements, decreasing spending on non-medical product features and services, or otherwise adjusting operating costs and reducing general and administrative expenses, which may have an adverse effect on our profitability and our ability to compete effectively with these competitors. For more information on this and other ACA related fees, including the associated risks, see Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" and "Item 1A. Risk Factors."
Premium Stabilization Programs
The ACA also includes premium stabilization provisions designed to apportion risk amongst insurers, including the reinsurance, risk adjustment, and risk corridors programs.
The permanent risk adjustment program is applicable to plans in the individual and small group markets that are subject to the ACA's market reforms. This risk adjustment program became effective at the beginning of 2014 and has and will continue to shape the economics of health care coverage both within and outside the exchanges. These risk adjustment provisions are intended to effectively transfer funds from health plans with relatively lower risk enrollees to plans with relatively higher risk enrollees to help protect against the consequences of adverse selection. In addition to these permanent risk adjustment provisions, the ACA implements temporary reinsurance and risk corridors programs, which seek to ease the transition into the post-ACA market by helping to stabilize rates and protect against rate uncertainty in the initial years of the ACA.
The individual and small group market represent a significant portion of our commercial business and the relevant amounts transferred under applicable premium stabilization provisions may be substantial. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing laws, regulations and guidance, including, among others, those related to the treatment of income taxes in calculating risk corridors as well as the timing and source of program funding. The interpretation and application of certain laws, regulations and guidance may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
We have made and are continuing to make significant efforts to design and implement a cohesive strategy with respect to the exchanges and these premium stabilization programs, but these programs, among other things, are subject to risks inherent in estimated calculations, untested initiatives and government programs, and the relevant legislative and regulatory framework for the exchanges and the 3Rs remains subject to change and interpretation over time. Whether due to legislative or regulatory uncertainty or otherwise, if these premium stabilization programs prove ineffective in mitigating our financial risks, including but not limited to adverse selection risk, if we experience significant payment delays with respect to any 3R receivables, including without limitation, our risk corridor receivables, or we are unable to successfully adapt our strategy to these or any other future changes in our markets, our financial condition, cash flows, liquidity and results of operations may be materially adversely affected. See Note 2 to our consolidated financial statements, "—Critical Accounting Estimates—Accounting for Certain Provisions of the ACA" and "Item 1A. Risk Factors" for additional information on these premium stabilization programs or "3Rs".
MLRs
Under the ACA, commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. Certain of the states in which we operate include similar rebate provisions. For example, a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under the Medicaid program in California ("Medi-Cal") requires rebate payments to or from DHCS depending on MLRs for this population. As of December 31, 2015 and December 31, 2014, respectively, we had accrued $345.0 million and $200.6 million, respectively, in accounts payable and other liabilities, and accrued $58.1 million and $0, respectively, in other noncurrent liabilities for an MLR rebate with respect to our adult Medicaid expansion population payable to DHCS. Accordingly, for 2015 and 2014, health plan services premium revenues were reduced by $202.5 million and $200.6 million, respectively. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. Because our Arizona Medicaid profits were in excess of the amount we are allowed to fully retain, we reduced health plan services premium revenue by $63.7 million and $24.7 million for the years ended December 31, 2015 and December 31, 2014, respectively. With respect to our Arizona Medicaid contract, the profit corridor balance included in other noncurrent assets as of December 31, 2015 was $0 and the profit corridor payable balance included in accounts payable and other liabilities as of December 31, 2015 was $49.7 million. The profit corridor payable balance included in other noncurrent liabilities as of December 31, 2015 was $2.4 million. In 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition," for further discussion on these MLR provisions.
We and other health insurance companies continue to face uncertainty and execution risk due to the multiple, complex ACA implementations that were and continue to be required in abbreviated time frames in new markets. Additionally, in many cases, our operational and strategic initiatives have been implemented in evolving regulatory environments and without the benefit of established market data. In addition, the limited operating experience in these relatively new marketplaces for insurers and, in certain cases, providers and consumers, has fostered a dynamic marketplace that may require us to continuously adjust our operating and strategic initiatives over time, and there is no assurance that insurers, including us, will be able to successfully make these adjustments on an ongoing basis. Our execution risk encapsulates, among other things, our simultaneous participation in the exchanges, Medicaid expansion and CCI. These initiatives involved the incorporation of new and expanded populations and, among other things, have required that we restructure our provider network in response, and will require us to remain diligent in monitoring the market to, among other things, effectively and efficiently adapt to our dynamic environment. Any delay or failure by us to successfully execute our operational and strategic initiatives with respect to health care reform or otherwise appropriately react to the legislation, implementing regulations, actions of our competitors and the changing marketplace could result in operational disruptions, disputes with our providers or members, increased exposure to litigation, regulatory issues, damage to our existing or potential member relationships or other adverse consequences that could have an adverse impact on our business, financial condition, cash flows and results of operations.
2015 Financial Performance Summary
Selected elements of our financial performance in 2015 are as follows:

•
In the year ended December 31, 2015, we reported net income of $185.7 million or $2.37 per diluted share as compared to net income of $145.6 million or $1.80 per diluted share, for the same period in 2014.

•	Western Region Operations enrollment was approximately 3.3 million as of December 31, 2015, an increase of 4.5 percent compared with enrollment at December 31, 2014.

•	Total revenues for the year ended December 31, 2015 increased by approximately 16.0 percent to $16.2 billion from the same period in 2014.

•	Western Region Operations segment pretax income increased to $547.4 million in 2015 compared to $315.6 million in 2014.

•	Government Contracts segment pretax income decreased to $25.4 million in 2015 compared to $69.5 million in 2014.

•	Net cash provided by operating activities totaled $431.1 million for the year ended December 31, 2015 compared to $776.0 million for the same period in 2014.

•	Our operating results for the year ended December 31, 2015 were impacted by:

▪
Fees imposed under the ACA, including $233.0 million for the health insurer fee and $85.5 million in other ACA fees. See Note 2 to our consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA" for additional information.

▪
$118.2 million in pretax expenses primarily related to the Cognizant Transaction. This amount includes $12.2 million in costs related to our pending Merger with Centene. See "Overview—Cognizant Transaction" for additional information regarding the Cognizant Transaction.

RESULTS OF OPERATIONS
Consolidated Results
The table below and the discussion that follows summarize our results of operations for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Revenues
Health plan services premiums	$15,553,348	$13,361,170	$10,377,073
Government contracts	628,451	603,975	572,266
Net investment income	55,494	45,166	69,613
Administrative services fees and other income	6,294	(1,725)	34,791
Total revenues	16,243,587	14,008,586	11,053,743
Expenses
Health plan services (excluding depreciation and amortization)	13,041,036	11,307,751	8,886,547
Government contracts	603,841	536,643	502,918
General and administrative	1,816,166	1,552,364	1,083,694
Selling	270,174	262,338	239,428
Depreciation and amortization	22,533	29,786	38,589
Interest	33,309	31,376	32,614
Asset impairment	1,884	88,536	—
Total expenses	15,788,943	13,808,794	10,783,790
Income from continuing operations before income taxes	454,644	199,792	269,953
Income tax provision	268,967	54,163	99,827

Net income	$185,677	$145,629	$170,126

Net income per share:
Basic	$2.40	$1.83	$2.14
Diluted	$2.37	$1.80	$2.12
Summary of Operating Results
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
In the year ended December 31, 2015, we reported net income of $185.7 million or $2.37 per diluted share as compared to net income of $145.6 million or $1.80 per diluted share for the same period in 2014. Pretax margin was 2.8 percent for 2015 compared to 1.4 percent for 2014.
Our total revenues increased 16.0 percent in the year ended December 31, 2015 to $16.2 billion from $14.0 billion in the same period in 2014.
Health plan services premiums revenues increased by 16.4 percent to $15.6 billion in the year ended December 31, 2015, compared with $13.4 billion in the year ended December 31, 2014. Health plan services expenses increased by 15.3 percent from $11.3 billion in the year ended December 31, 2014 to $13.0 billion in the year ended December 31, 2015. Net investment income increased to $55.5 million in the year ended December 31, 2015 compared with $45.2 million in the year ended December 31, 2014.
Our government contracts revenues increased by 4.1 percent in 2015 to $628.5 million from $604.0 million in 2014, driven primarily by increased revenues from the PC3 Program, partially offset by extension option year pricing on the T3 contract. Our government contracts costs increased by 12.5 percent in 2015 to $603.8 million from $536.6 million in 2014, primarily due to increased costs from ramp-up services during VA's expedited implementation of the VACAA modification of the PC3 Program, partially offset by reduced option year costs on the T3 contract. For additional information see “—Government Contracts Reportable Segment".
Our G&A expenses increased by $263.8 million, or 17.0%, in the year ended December 31, 2015, primarily due to increases in premium taxes and increases in the health insurer fee which is based on the prior calendar year premiums. The G&A expenses for the year ended December 31, 2015 were also impacted by expenses related to the Cognizant Transaction as well as our pending Merger with Centene (see "—Overview—Cognizant Transaction," and Note 3 to our consolidated financial statements for additional information about the Cognizant Transaction and "—Overview—Centene Transaction" for additional information about our pending Merger). See "—Overview—Health Care Reform Legislation and Implementation" for more information regarding the health insurer fee.
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
Our general and administrative (G&A) expenses increased by $468.7 million, or 43 percent, in the year ended December 31, 2014, primarily due to ACA related fees of $97.6 million and the $141.4 million health insurer fee. Our G&A expenses in 2014 also included $96.8 million of expenses primarily related to the Cognizant Transaction.
Days Claims Payable
Days claims payable ("DCP") for the year ended December 31, 2015 was 41.8 days compared with 61.2 days for the year ended December 31, 2014. Adjusted DCP, which we calculate in accordance with the paragraph below, for the year ended December 31, 2015 was 57.7 days compared with 77.2 days for the year ended December 31, 2014. The decreases in our DCP and adjusted DCP were driven by better-than-expected experience for our Medicaid expansion population and a corresponding rebate liability increase coupled with more efficient claims processing following the completion of our migration to a single claims payment platform. Adjusted DCP of 57.7 days for the year ended December 31, 2015 is comparable to pre-ACA and system conversion historical levels of 58.7 days and 57.6 days for the years ended December 31, 2013 and 2012, respectively.
Set forth below is a reconciliation of adjusted DCP, a non-GAAP financial measure, to the comparable GAAP financial measure, DCP. DCP is calculated by dividing the amount of reserve for claims and other settlements ("Claims Reserve") by health plan services cost ("Health Plan Costs") during the year and multiplying that amount by the number of days in the year. In this Annual Report on Form 10-K, the following table presents an adjusted DCP metric that subtracts capitation and Medicare Advantage Prescription Drug ("MAPD") payables/costs from the Claims Reserve and Health Plan Costs. Management believes that adjusted DCP provides useful information to investors because the adjusted DCP calculation excludes from both Claims Reserve and Health Plan Costs amounts related to health care costs for which no or minimal reserves are maintained. Therefore, management believes that adjusted DCP may present a more accurate reflection of DCP than does GAAP DCP, which includes such amounts. This non-GAAP financial information should be considered in addition to, not as a substitute for, financial information prepared in accordance with GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating the adjusted amounts, you should be aware that we have incurred expenses that are the same as or similar to some of the adjustments in the current presentation and we may incur them again in the future. Our presentation of the adjusted amounts should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

	Year Ended December 31,
	2015	2014
	(Dollars in millions)
Reconciliation of Adjusted Days Claims Payable:
(1) Reserve for Claims and Other Settlements—GAAP	$1,493.4	$1,896.0
Less: Capitation and MAPD Payables	(186.6)	(467.2)
(2) Reserve for Claims and Other Settlements—Adjusted	$1,306.8	$1,428.8
(3) Health Plan Services Cost—GAAP	$13,041.0	$11,307.8
Less: Capitation and MAPD Costs	(4,769.9)	(4,553.7)
(4) Health Plan Services Cost—Adjusted	$8,271.1	$6,754.1
(5) Number of Days in Period	365	365
(1) / (3) * (5) Days Claims Payable—GAAP (using end of period reserve amount)	41.8	61.2
(2) / (4) * (5) Days Claims Payable—Adjusted (using end of period reserve amount)	57.7	77.2
Income Tax Provision
Our income tax expense and the effective income tax rate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(Dollars in millions)
Income tax expense	$269.0	$54.2	$99.8
Effective income tax rate	59.2%	27.1%	37.0%

The effective income tax rate was 59.2% and 27.1% for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, our effective tax rates were adversely impacted by the ACA health insurer fee, which is not deductible for federal income tax purposes and in many state jurisdictions. Accordingly, the non-deductible health insurer fee increased our effective tax rate for the years ended December 31, 2015 and 2014 by 17.9 percentage points and 24.8 percentage points, respectively. In 2015 we paid $233.0 million for the health insurer fee, an increase from the $141.4 million that we paid in 2014. Other items that caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the year ended December 31, 2015 included state income taxes, tax-exempt interest, and non-deductible compensation.
In 2014, we incurred a Section 165(g) loss on the stock of one of our subsidiaries that created a tax benefit during the period of $73.7 million, net of adjustments to our reserve for uncertain tax benefits. This tax benefit was primarily responsible for reducing our effective tax rate below the statutory federal tax rate of 35% for the year ended December 31, 2014. Other items that caused our effective income tax rate to differ from the statutory federal tax rate of 35% for the year ended December 31, 2014 included state income taxes, tax-exempt interest, and non-deductible compensation. See Note 11 to our consolidated financial statements for additional information.
For the year ended December 31, 2013, the effective income tax rate was higher than the statutory federal tax rate of 35% primarily due to state income taxes, tax-exempt investment income, and non-deductible compensation. In all periods presented, our effective income tax rate has not been impacted by operations in foreign jurisdictions with varying statutory tax rates. Our health care operations are predominantly domestic.

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
Western Region Operations Segment Membership

				Change
	As of December 31,			2015 v 2014		2014 v 2013
	2015	2014	2013	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	(Membership in thousands)
California
Large Group	451	474	565	(23)	(4.9)%	(91)	(16.1)%
Small Group	244	246	244	(2)	(0.8)%	2	0.8%
Individual	250	237	100	13	5.5%	137	137.0%
Commercial	945	957	909	(12)	(1.3)%	48	5.3%
Medicare Advantage	166	173	153	(7)	(4.0)%	20	13.1%
Medi-Cal/Medicaid	1,826	1,595	1,113	231	14.5%	482	43.3%
Dual Eligibles	22	16		6	37.5%	16
Total California	2,959	2,741	2,175	218	8.0%	566	26.0%
Arizona
Large Group	32	44	57	(12)	(27.3)%	(13)	(22.8)%
Small Group	35	43	39	(8)	(18.6)%	4	10.3%
Individual	59	92	12	(33)	(35.9)%	80	666.7%
Commercial	126	179	108	(53)	(29.6)%	71	65.7%
Medicare Advantage	38	46	43	(8)	(17.4)%	3	7.0%
Medicaid	65	81	4	(16)	(19.8)%	77	1,925.0%
Total Arizona	229	306	155	(77)	(25.2)%	151	97.4%
Northwest
Large Group	27	29	29	(2)	(6.9)%	—	—%
Small Group	21	24	36	(3)	(12.5)%	(12)	(33.3)%
Individual	1	3	3	(2)	(66.7)%	—	—%
Commercial	49	56	68	(7)	(12.5)%	(12)	(17.6)%
Medicare Advantage	65	56	48	9	16.1%	8	16.7%
Total Northwest	114	112	116	2	1.8%	(4)	(3.4)%
Total Health Plan Enrollment
Large Group	510	547	651	(37)	(6.8)%	(104)	(16.0)%
Small Group	300	313	319	(13)	(4.2)%	(6)	(1.9)%
Individual	310	332	115	(22)	(6.6)%	217	188.7%
Commercial	1,120	1,192	1,085	(72)	(6.0)%	107	9.9%
Medicare Advantage	269	275	244	(6)	(2.2)%	31	12.7%
Medi-Cal/Medicaid	1,891	1,676	1,117	215	12.8%	559	50.0%
Dual Eligibles	22	16		6	37.5%	16
	3,302	3,159	2,446	143	4.5%	713	29.1%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Total Western Region Operations enrollment at December 31, 2015 was approximately 3.3 million members, an increase of 4.5 percent compared with enrollment at December 31, 2014. Total enrollment in our California health plan increased by 8.0 percent to approximately 3.0 million members from December 31, 2014 to December 31, 2015.
Western Region Operations commercial enrollment decreased by 6.0 percent from December 31, 2014 to approximately 1.1 million members at December 31, 2015, primarily due to membership decreases in our Arizona and Northwest individual lines of businesses.
Enrollment in our large group accounts decreased by 6.8 percent or 37,000 members to 510,000 members, from December 31, 2014 to December 31, 2015, primarily due to competitive pricing in California. Enrollment in our small group business in our Western Region Operations segment decreased by 4.2 percent, from approximately 313,000 members at December 31, 2014 to approximately 300,000 members at December 31, 2015. Enrollment in our individual business in our Western Region Operations segment decreased by 6.6 percent, from approximately 332,000 members at December 31, 2014 to approximately 310,000 members at December 31, 2015 primarily due to declines in Arizona as a result of competitive pricing on the individual exchange. As of December 31, 2015, tailored network products accounted for 50.5 percent of our Western Region Operations commercial enrollment compared with 49.8 percent at December 31, 2014. For additional information on our tailored network products, see "Item 1. Business—Segment Information—Western Region Operations Segment—Managed Health Care Operations."
Enrollment in our Medicare Advantage plans in our Western Region Operations at December 31, 2015 was 269,000 members, a decrease of 2.2 percent compared with December 31, 2014. The decrease in Medicare Advantage membership was due to losses of approximately 8,000 members in Arizona and 7,000 members in California, partially offset by a gain of 9,000 members in the Northwest. These decreases were driven by our exit from certain under-performing counties in our Medicare business.
Medicaid enrollment in California increased by 231,000 members or 14.5 percent to 1,826,000 members at December 31, 2015 compared with 1,595,000 members at December 31, 2014, primarily as a result of new members added from Medicaid expansion. Medicaid enrollment in Arizona decreased by 16,000 members or 19.8 percent to approximately 65,000 members at December 31, 2015 compared with approximately 81,000 members at December 31, 2014. On February 4, 2015, we received a notice from the AHCCCS Division of Health Care Management that stated that we were in violation of our Medicaid contract in Maricopa County. As a result, we are currently subject to sanctions that include a cap on member auto assignment under the contract effective as of February 13, 2015 until further notice. See "Item 1A. Risk Factors" for additional information on these sanctions.
We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. As of December 31, 2015, approximately 996,000 of our Medi-Cal members resided in Los Angeles County, representing approximately 55 percent of our Medi-Cal membership. As part of our 2012 state settlement agreement with DHCS, DHCS agreed, among other things, to the extension of all of our existing Medi-Cal managed care contracts, including our contract with DHCS to provide Medi-Cal services in Los Angeles County, for an additional five years from their then existing expiration dates. Accordingly, our Medi-Cal contract for Los Angeles County is scheduled to expire in April 2019. For additional information on our settlement agreement with DHCS, see Note 2 to our consolidated financial statements under the heading "Health Plan Services Revenue Recognition."
As more fully described below, in 2012, the California legislature enacted the Coordinated Care Initiative, or “CCI.” CCI is being implemented in seven counties, including Los Angeles and San Diego counties. In participating counties, CCI established a voluntary “dual eligibles demonstration,” and in April 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. Active enrollment in Los Angeles and San Diego counties for the dual eligible demonstrations commenced on April 1, 2014. As of December 31, 2015, we had approximately 22,000 members in the dual eligibles demonstration compared to 16,000 members as of December 31, 2014. See "—California Coordinated Care Initiative," below for more information on CCI and the dual eligibles.
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
California Coordinated Care Initiative
In 2012, the California legislature enacted CCI. The stated purpose of CCI is to provide a more efficient health care delivery system and improved coordination of care to individuals that are fully eligible for Medicare and Medi-Cal benefits, or "dual eligibles," as well as to all Medi-Cal only beneficiaries who rely on long-term services and supports, or “LTSS,” which includes institutional long-term care and home and community-based services and other support services.
In participating counties, CCI established a voluntary “dual eligibles demonstration,” also referred to as the “Cal MediConnect” program, to coordinate medical, behavioral health, long-term institutional, and home- and community-based services for dual eligibles through a single health plan, and will require that all Medi-Cal beneficiaries in participating counties join a Medi-Cal managed care health plan to receive their Medi-Cal benefits, including LTSS. CCI is being implemented in seven counties, including Los Angeles and San Diego counties. On April 4, 2012, DHCS selected us to participate in the dual eligibles demonstration for both Los Angeles and San Diego counties. In December 2013, Health Net Community Solutions, Inc., our wholly owned subsidiary, entered into a three-way agreement with DHCS and CMS, which was subsequently amended on January 13, 2014 (the “Cal MediConnect Contract”). Among other things, under the Cal MediConnect Contract we receive prospective blended capitated payments to provide coverage for dual eligibles in Los Angeles and San Diego counties. These blended capitated payments are determined based on our mix of membership.
Active enrollment in Los Angeles and San Diego counties for the dual eligibles demonstrations commenced on April 1, 2014, and is scheduled to continue through the duration of the demonstration, currently expected to conclude at the end of 2017. During the active enrollment period, dual eligibles in Los Angeles County are able to either choose among us, the local health plan initiative, or one of three other health plans for benefits under the dual eligibles demonstration. Similarly, dual eligibles in San Diego County are able to enroll in one of four health plan options, including us. Beginning on May 1, 2014 in San Diego County and on July 1, 2014 in Los Angeles County, dual eligibles who had not selected a health plan were automatically enrolled in a health plan during a 12 month period that we referred to as “passive enrollment.” Dual eligibles also may choose to “opt out” of the demonstration at any time. Dual eligibles that opt out of the demonstration can receive their Medicare benefits through fee-for-service Medicare or a Medicare Advantage plan, but will receive Medi-Cal benefits through a managed care health plan as required under CCI. For the remainder of the demonstration, all dual eligibles, including newly eligible individuals, individuals who have previously selected or been passively enrolled in a health plan and individuals who have previously opted out of the demonstration, have the continuing option to select from the Cal MediConnect health plans available in their county or "opt out" of the demonstration. As of December 31, 2015, we were administering benefits to 42% of the Cal MediConnect enrollment in Los Angeles County and 19% of the enrollment in San Diego County.
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
Health Net’s participation in CCI, and the dual eligibles demonstration in particular, continues to represent a business opportunity for us, but is subject to a number of risks inherent in untested health care initiatives, particularly those that involve new populations with limited cost experience. Moreover, CCI and the dual eligibles demonstration program in particular, is a model of providing health care that is new to beneficiaries, providers, regulatory authorities and health plans in the state of California, and involves risks generally associated with government programs. For example, larger than expected numbers of dual eligibles have opted out of, and continue to dis-enroll from, the demonstration, which has impacted and continues to impact our expected total enrollment for the demonstration. We have worked with DHCS and others to implement outreach and other programs designed to increase our Cal MediConnect enrollment, but if enrollment continues below expectations over the course of the demonstration, our overall profitability with respect to our participation in CCI may be lower than originally anticipated. Due to these and other risks associated with CCI, including, without limitation, that the dual eligibles demonstration is a pilot program subject to changing legislation and state budgetary concerns, there can be no assurance that the business opportunity presented by the CCI, including the dual eligibles demonstration, will prove to be successful. Our failure to successfully adapt to the requirements of the CCI could have an adverse effect on our business, financial condition and results of operation. For additional information regarding our participation in the duals program see “Item 1. Business—Segment Information—Western Region Operations Segment—Dual Eligibles and the California Coordinated Care Initiative" and for a discussion of additional risks related to the duals program, see “Item 1A. Risk Factors—Our participation in the dual eligibles demonstration portion of the California Coordinated Care Initiative in Los Angeles and San Diego Counties may prove to be unsuccessful for a number of reasons.”

Western Region Operations Segment Results

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except PMPM data)
Commercial premiums	$5,530,545	$5,443,062	$5,175,370
Medicare premiums	3,076,302	3,044,274	2,771,431
Medicaid premiums	6,429,571	4,755,897	2,430,272
Dual Eligibles premiums	516,930	117,937	—
Health plan services premiums	15,553,348	13,361,170	10,377,073
Net investment income	55,494	45,166	69,613
Administrative services fees and other income	6,294	(1,725)	34,791
Total revenues	15,615,136	13,404,611	10,481,477
Health plan services	13,039,806	11,307,751	8,886,547
Premium tax	266,521	191,150	124,360
Health insurer fee	232,971	141,445	—
Other ACA fees	85,543	97,557	2,530
Administrative expenses	1,117,455	1,027,718	949,927
Total general and administrative	1,702,490	1,457,870	1,076,817
Selling	270,174	262,338	239,428
Depreciation and amortization	21,983	29,704	38,589
Interest	33,309	31,376	32,614
Total expenses	15,067,762	13,089,039	10,273,995
Income from operations before income taxes	547,374	315,572	207,482
Income tax provision	303,036	169,340	73,621
Net income	$244,338	$146,232	$133,861
Pretax margin	3.5%	2.4%	2.0%
Western Region Operations premium yield	4.6%	9.8%	2.5%
Western Region Operations premium per member per month (PMPM) (d)	$401.91	$384.17	$349.92
Western Region Operations health care cost trend	3.6%	8.5%	(1.4)%
Western Region Operations health care cost PMPM (d)	$336.96	$325.12	$299.66
Western Region Operations health plan services MCR (a)	83.8%	84.6%	85.6%
Administrative expense ratio (b)	7.2%	7.7%	9.1%
Total G&A expense ratio (b)	10.9%	10.9%	10.3%
Selling costs ratio (c)	1.7%	2.0%	2.3%
_____________

(a)	Western Region Operations medical care ratio ("MCR") is calculated as health plan services cost divided by health plan services premiums revenue.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues
Total revenues in our Western Region Operations segment for the year ended December 31, 2015 increased 16.5 percent to $15.6 billion compared to the same period in 2014 primarily due to an increase in our premium revenues in our health plans.
Health plan services premiums revenues in our Western Region Operations segment increased to $15.6 billion for the year ended December 31, 2015 compared to $13.4 billion in the same period in 2014, primarily due to enrollment growth from Medicaid expansion. Our health plan services premiums revenues were impacted by MLR rebates, which are payable to DHCS in connection with Medicaid adult expansion members. The impact was $202.5 million and $200.6 million for the years ended December 31, 2015 and 2014, respectively. Our premium revenues were also affected by $63.7 million and $24.7 million for the years ended December 31, 2015 and 2014, respectively, for excess profit sharing, which is payable to the state of Arizona under our Arizona Medicaid contract. Due to the combined impact of these MLR rebates and profit sharing provisions in Arizona, Medicaid premium revenue was reduced by $266.2 million for the year ended December 31, 2015, compared with a reduction to premium revenue of $225.3 million for the year ended December 31, 2014. During 2015, Medi-Cal retroactive premium adjustments for prior years increased premium revenue by $46.9 million. During the year ended December 31, 2014, our premium revenue was decreased by $62.9 million due to a change in deficit calculated under our state-sponsored health plans rate settlement agreement. No such adjustment was recorded during the year ended December 31, 2015. See Note 2 to our consolidated financial statements, under the heading "Health Plan Services Revenue Recognition" for more information.
Investment income in our Western Region Operations segment increased to $55.5 million for the year ended December 31, 2015 from $45.2 million for the same period in 2014 due to higher investments-available-for-sale balances and higher interest rate environment. Investment income for 2015 reflects $2.0 million of other-than-temporary impairment of certain energy and oil sector investments.
Administrative services fees and other income in our Western Region Operations segment increased by $8.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The administrative services fees and other income for the year ended December 31, 2014 was negative due to the reversal of certain ACA administrative fee income booked in the first quarter of 2014 and the fourth quarter of 2013 as discussed in Note 2 to the consolidated financial statements under the heading "Accounting for Certain Provisions of the ACA—Section 1202 of the ACA."
Health Plan Services Expenses
Health plan services expenses in our Western Region Operations segment increased 15.3 percent to approximately $13.0 billion for the year ended December 31, 2015 from approximately $11.3 billion for the year ended December 31, 2014, primarily due to enrollment growth from Medicaid expansion.
Premium Yield and Health Care Cost Trends
Our Western Region Operations premium PMPM increased by 4.6 percent to $402 for the year ended December 31, 2015 compared to an increase of 9.8 percent to $384 for the same period in 2014.
Western Region Operations health care cost PMPM increased by 3.6 percent to $337 for the year ended December 31, 2015 compared to an increase of 8.5 percent to $325 for the same period in 2014.
The change in the premium yields and health care cost trends reflect the ongoing product mix change associated with our membership growth.
Medical Care Ratios
The Western Region Operations health plan services MCR was 83.8 percent for the year ended December 31, 2015 compared with 84.6 percent for the year ended December 31, 2014. The improvement in the year ended December 31, 2015 compared to the same period in 2014 is primarily due to improved performance in our Medicaid expansion business, which was partially offset by increased health care costs in our off-exchange products.
General and Administrative, Selling and Interest Expenses
Total general and administrative expense in our Western Region Operations segment was $1.7 billion for the year ended December 31, 2015 compared with $1.5 billion for the year ended December 31, 2014. The increase in our total general and administrative expenses for the year ended December 31, 2015 was primarily due to increases in the health insurer fee and premium taxes. See Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for more information regarding ACA-related fees. The total G&A expense ratio was 10.9 percent for the year ended December 31, 2015 compared with 10.9 percent for the year ended December 31, 2014.
Selling expense in our Western Region Operations segment was $270.2 million for the year ended December 31, 2015 compared with $262.3 million for the year ended December 31, 2014. The selling costs ratio was 1.7 percent for the year ended December 31, 2015 compared with 2.0 percent for the year ended December 31, 2014.
Interest expense in our Western Region Operations segment increased to $33.3 million for the year ended December 31, 2015 from $31.4 million for the year ended December 31, 2014 primarily due to higher outstanding revolving credit facility balances.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Total revenues in our Western Region Operations segment for the year ended December 31, 2014 increased 27.9 percent to $13.4 billion compared to the same period in 2013 primarily due to an increase in our premium revenues in our health plans. Health plan services premiums revenues in our Western Region Operations segment increased to $13.4 billion for the year ended December 31, 2014 compared to $10.4 billion in the same period in 2013, primarily due to an increase in our Medicaid premium revenues.
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
Premium Yield and Health Care Cost Trends
Our Western Region Operations premium PMPM increased by 9.8 percent to $384 for the year ended December 31, 2014 compared to an increase of 2.5 percent to $350 for the same period in 2013.
Western Region Operations health care cost PMPM increased by 8.5 percent to $325 for the year ended December 31, 2014 compared to a decrease of 1.4 percent to $300 for the same period in 2013.
Medical Care Ratios
The Western Region Operations health plan services MCR was 84.6 percent for the year ended December 31, 2014 compared with 85.6 percent for the year ended December 31, 2013.
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
Government Contracts Reportable Segment
On April 1, 2011, we began delivery of administrative services under our T-3 contract. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. If all three one-year option periods are ultimately exercised, our T-3 contract would conclude on March 31, 2018. On February 1, 2016, we received preliminary written notice of the Government’s intent to exercise the second one-year option period concluding March 31, 2017. The T-3 contract services are currently structured as cost reimbursement arrangements for health care costs plus administrative fees received in the form of fixed prices, fixed unit prices, and contingent fees and payments based on various incentives and penalties. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contract (the "T-2017 contracts"), which will reduce the three existing TRICARE regions to two. On July 23, 2015, we responded to the DoD's request for proposal, and on February 16, 2016, we submitted a revised response to the DoD’s request for proposal. The DoD has indicated that it expects to award the T-2017 contracts in the first half of 2016, with health care delivery expected to commence on April 1, 2017. If we are not successful in securing a contract on favorable terms during the rebidding process, our business, results of operations, cash flows and financial condition could be adversely impacted. See "Item 1A. Risk Factors" for additional discussion of this and certain other risks related to our participation in TRICARE and other government programs.
Under the T-3 contract for the TRICARE North Region, we provided administrative services to approximately 2.8 million MHS eligible beneficiaries as of December 31, 2015. For a description of the T-3 contract, see "—Overview—How We Measure Our Profitability,” and Note 2 to our consolidated financial statements under the heading “Government Contracts” for additional information.
On August 15, 2012, our wholly owned subsidiary, MHN Government Services, Inc. entered into a contract to provide counseling services to military service members and their families under the MFLC program with a five-year term that includes a 12-month base period and four 12-month option periods. MHN Government Services, Inc. is one of three contractors selected to participate in the MFLC program under the MFLC contract.
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
In addition, we administer contracts with VA to manage community-based outpatient clinics in one state covering approximately 4,083 enrollees.

Government Contracts Segment Membership

	2015	2014	2013
	(Membership in thousands)
Membership under T-3 TRICARE contract	2,820	2,837	2,851

Under the T-3 contract for the TRICARE North Region, we provide administrative services to approximately 2.8 million, 2.8 million and 2.9 million MHS eligible beneficiaries as of December 31, 2015, 2014 and 2013, respectively.
Government Contracts Segment Results
The following table summarizes the operating results for the Government Contracts segment for the last three fiscal years:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Government contracts revenues	$628,451	$603,975	$572,266
Government contracts costs	603,013	534,442	497,780
Income from operations before income taxes	25,438	69,533	74,486
Income tax provision	11,294	28,256	30,900
Net Income	$14,144	$41,277	$43,586
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Government contracts revenues increased by $24.5 million, or 4.1 percent, for the year ended December 31, 2015 as compared to the same period in 2014. Government contracts costs increased by $68.6 million or 12.8 percent for the year ended December 31, 2015 as compared to the same period in 2014. The decrease in government contract segment income for the year ended December 31, 2015 was primarily due to the increased costs from ramp-up services during VA's expedited implementation of the VACAA modification of the PC3 Program combined with extension option year pricing and costs on the T-3 contract.
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

Corporate/Other
The following table summarizes the Corporate/Other segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Costs included in health plan services costs	$1,230	$—	$—
Costs included in government contract costs	828	$2,201	$5,138
Costs included in G&A	113,676	94,494	6,877
Costs included in depreciation and amortization	550	82	—
Asset impairment	1,884	88,536	—
Loss from operations before income taxes	(118,168)	(185,313)	(12,015)
Income tax benefit	(45,363)	(143,433)	(4,694)
Net loss	$(72,805)	$(41,880)	$(7,321)
Our Corporate/Other segment is not a business operating segment. It is added to our reportable segments to reconcile to our consolidated results. The Corporate/Other segment includes costs that are excluded from the calculation of segment pretax income because they are not managed within the reportable segments.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Our Corporate/Other segment for the year ended December 31, 2015 primarily includes expenses related to the Cognizant Transaction, and also includes costs related to our pending Merger with Centene. See Note 3 to our consolidated financial statements and "—Overview—Cognizant Transaction" for additional information regarding the Cognizant Transaction, and "—Overview—Centene Transaction" for more information regarding our pending Merger with Centene.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of cash include receipts of premiums, services revenue, and investment and other income, as well as proceeds from the sale or maturity of our investment securities and borrowings. We believe that expected cash flow from operating activities, existing cash reserves and other working capital and lines of credit are adequate to allow us to fund existing obligations, introduce new products and services, enter into new lines of business and continue to operate and develop health care-related businesses as we may determine to be appropriate at least for the next 12 months. We regularly evaluate cash requirements for, among other things, current operations and commitments, for acquisitions and other strategic transactions, to address legislative or regulatory changes such as the ACA, and for business expansion opportunities, such as Medicaid expansion and exchange participation under the ACA. We may elect to raise additional funds for these and other purposes, either through issuance of debt or equity, the sale of investment securities or otherwise, as appropriate. In addition, we may strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness if we believe such opportunities are favorable to us. Based on the composition and quality of our investment portfolio, our expected ability to liquidate our investment portfolio as needed, and our expected operating and financing cash flows, we do not anticipate any liquidity constraints in the near term. However, turbulence in U.S. and international markets and certain costs associated with health care reform legislation and its implementation, Medicaid expansion under the ACA, information technology and systems improvements and our preparation for the Centene Transaction, among other things, could adversely affect our liquidity. In addition, as a holding company, our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to pay our debt depends, in part, on the amount of cash that we receive from our subsidiaries. We are dependent upon dividends and management fees from our regulated subsidiaries, most of which are subject to regulatory restrictions. For a discussion of these and other risks that impact our liquidity, see "Item 1A. Risk Factors."
Our cash flow from operating activities is impacted by, among other things, the timing of collections on our amounts receivable from and amounts payable to state and federal governments and agencies. For example, our receivables from DHCS and AHCCCS related to our California and Arizona Medicaid businesses totaled $754.5 million as of December 31, 2015 and $801.7 million as of December 31, 2014. As of December 31, 2015, we had amounts payable to DHCS of $607 million related to premium overpayments that we received for the California Medi-Cal business. The receivable from CMS related to our Medicare business was $124.8 million as of December 31, 2015 and $119.1 million as of December 31, 2014. Our Government Contracts receivable, including receivables from the DoD relating to our current and prior contracts for the TRICARE North Region, was $267.7 million and $150.5 million as of December 31, 2015 and December 31, 2014, respectively. The timing of collection of such receivables from the federal and state governments and agencies is impacted by government audits as well as government appropriations, allocation and funding processes, among other things, and can extend for periods beyond a year. Our cash flow from operating activities is also impacted by the timing of payments on our amounts payable to state governments and agencies as a result of the Medicaid expansion. For example, our payable to DHCS related to medical loss ratio rebates was $403 million as of December 31, 2015.
In addition, our cash flow has been and will continue to be impacted, among other things, by the timing of payments related to the ACA. For example, the largest of the ACA taxes and fees is the health insurer fee. Our allocable share of the health insurer fee payable in 2015, based upon 2014 premiums, was $233.0 million and was paid in a single lump sum payment in September 2015. Our cash flow is also impacted by the determination and settlement of amounts related to the premium stabilization provisions in the ACA. Our receivable balance for the reinsurance program related to the premium stabilization provisions of the ACA was $214.1 million and $234.0 million as of December 31, 2015 and December 31, 2014, respectively. If the per capita premiums/contributions paid by all insurers, including self-funded plans, are insufficient to fund all recoverable amounts, then this will result in pro-rata reduction of recoverable amounts for insurers for the following year.
Our net receivable balance for the risk corridor program related to the premium stabilization provisions of the ACA was $214.3 million and $86.8 million as of December 31, 2015 and December 31, 2014, respectively. HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at this time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. On October 13, 2015, HHS reiterated its continuing obligation to make full payment of its risk corridors liabilities and stated that HHS recognizes that the ACA requires the Secretary to make full payments to issuers. HHS further stated that it is recording those amounts that remain unpaid following its 12.6 percent prorated payment this winter as fiscal year 2015 obligations of the United States Government for which full payment is required. In the fourth quarter of 2015, we received substantially all of the originally estimated $12.4 million, which represented 12.6 percent of our 2014 risk corridor receivables.
This payment structure would be consistent with the Consolidated and Further Continuing Appropriations Act, 2015, which is also referred to as the “2015 Budget Act" or "Cromnibus." Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, which restrictions were repeated in identical language in the 2016 Budget Act, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.
Our net payable balance for the risk adjustment program related to the premium stabilization provisions of the ACA was $44.0 million and $72.4 million as of December 31, 2015 and December 31, 2014, respectively. Risk adjustment and reinsurance amounts for 2014 were substantially settled during the year ended December 31, 2015. See "—Overview—Health Care Reform Legislation and Implementation—Premium Stabilization Programs" and "Note 2 to our consolidated financial statements, under the heading "Accounting for Certain Provisions of the ACA" for additional information regarding ACA-related fees and premium stabilization provisions.
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
Cash and Investments
As of December 31, 2015, the fair value of our investment securities available-for-sale was $2.2 billion, which includes both current and noncurrent investments. Noncurrent investments were $27.6 million as of December 31, 2015. We hold high-quality fixed income securities primarily comprised of corporate bonds, asset-backed securities, mortgaged-backed bonds, municipal bonds and bank loans. We evaluate and determine the classification of our investments based on management’s intent. We also closely monitor the fair values of our investment holdings and regularly evaluate them for other-than-temporary impairments.
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
Our investment holdings are currently primarily comprised of investment grade securities with an average rating of “A+” and “A1” as rated by S&P and/or Moody’s, respectively. At this time, there is no indication of default on interest and/or principal payments under our holdings. We have the ability and current intent to hold to recovery all securities with an unrealized loss position. As of December 31, 2015, our investment portfolio includes $555.6 million, or 24.7% of our portfolio holdings, of asset-backed (including mortgage-backed) securities. The majority of our mortgage-backed securities are Fannie Mae, Freddie Mac and Ginnie Mae issues, and the average rating of our entire asset-backed securities is AA+/Aa1. However, any failure by Fannie Mae or Freddie Mac to honor the obligations under the securities they have issued or guaranteed could cause a significant decline in the value or cash flow of our mortgage-backed securities. As of December 31, 2015, our investment portfolio also included $936.5 million, or 41.7% of our portfolio holdings, of obligations of state and other political subdivisions and $722 million, or 32.1% of our portfolio holdings, of corporate debt securities. We had gross unrealized losses of $24.2 million as of December 31, 2015, and $9.8 million as of December 31, 2014. Included in the gross unrealized losses as of December 31, 2015 and December 31, 2014 are $6.6 million and $0.9 million, respectively, related to noncurrent investments available-for-sale. We believe that these impairments are temporary and do not believe that it is likely that we will be required to further impair any other securities in an unrealized loss position before recovery of its amortized cost basis. Given the current market conditions with historic low oil prices and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional other-than-temporary impairments, which may be material, may be recorded in future periods. Impairment of $2.0 million was recognized during the year ended December 31, 2015 (see Note 4 to the consolidated audited financial statements). No impairment was recognized during the years ended December 31, 2014 or 2013.

Our total cash and cash equivalents as of December 31, 2015 and 2014 were $996.9 million and $869.1 million, respectively. The changes in cash and cash equivalents are summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$431.1	$776.0	$95.8
Net cash (used in) provided by investing activities	(546.7)	(184.9)	0.6
Net cash provided by (used in) financing activities	243.3	(155.2)	(3.4)
Net increase in cash and cash equivalents	$127.7	$435.9	$93.0
Operating Cash Flows
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by operating activities decreased by $344.9 million for the year ended December 31, 2015 compared to the same period in 2014. This decrease was primarily due to more efficient claims processing following the completion of our migration to a single claims payment platform.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash provided by operating activities increased by $680.2 million for the year ended December 31, 2014 compared to the same period in 2013. This increase was primarily due to the growth in our business related to the ACA and state exchange programs and Medicaid expansion, all of which drove an increase in reserves for claims and other settlements.
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
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash used in investing activities increased by $361.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily due to a $356.1 million increase in net purchases of available-for-sale investments.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net cash used in investing activities increased by $185.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $192.4 million decrease in sales and maturities of available-for-sale investments, net of purchases.
Financing Activities
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net cash provided by financing activities increased by $398.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a $185.0 million increase in net borrowings under our revolving credit facility, a $180.0 million increase in cash provided by customer funds administered and a $39.6 million decrease in share repurchases under our stock repurchase program.
Customer funds administered include pass-through items and items accounted for under deposit accounting and are comprised of health care cost payments and reimbursements for the T-3 contract, catastrophic reinsurance subsidy, low-income member cost sharing subsidy and the coverage gap discount under the Medicare Part D program, and pass-

through items related to our Medicaid program, including inter-governmental transfers, and the ACA premium stabilization program. See Note 2 to our consolidated financial statements for more information.
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
Capital Structure
Our debt-to-total capital ratio was 27.2 percent as of December 31, 2015 compared with 22.6 percent as of December 31, 2014. This increase is primarily due to an increase in borrowings under our revolving credit facility.
Stock Repurchase Program
On May 2, 2011, our Board of Directors authorized our stock repurchase program pursuant to which a total of $300 million of our outstanding common stock could be repurchased. On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another increase to our stock repurchase program. This latest increase, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million.
During the year ended December 31, 2015, we repurchased 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. We primarily funded these repurchases through our revolving credit facility. As of December 31, 2015, the remaining authorization under our stock repurchase program was $306.2 million.
Our stock repurchase program may be suspended or discontinued at any time, and we have suspended our stock repurchase program until further notice in connection with our pending Merger with Centene. For additional information on our stock repurchase program, see Note 9 to our consolidated financial statements.
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2015, $285.0 million was outstanding under our revolving credit facility and the maximum amount available for borrowing under the revolving credit facility was $307.9 million (see "—Letters of Credit" below). As of February 23, 2016, we had $285.0 million in borrowings outstanding under our revolving credit facility.
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
The pending Merger with Centene, if completed, would constitute a change of control under the terms of our revolving credit facility, which would constitute an event of default thereunder. Accordingly, if the pending Merger with Centene is completed prior to the due date of the facility, the lenders thereunder may, among other things, terminate their obligations under the facility and require us to repay all outstanding amounts thereunder and replace the existing letters of credit discussed below. See "—Overview—Centene Transaction" for additional information regarding our pending Merger with Centene.
As of December 31, 2015, we were in compliance with all covenants under our revolving credit facility.
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2015, we had outstanding letters of credit of $7.1 million. As of February 23, 2016, we had no outstanding letters of credit under the revolving credit facility. All outstanding letters of credit under our revolving credit facility were transferred to a new uncommitted bi-lateral letter of credit facility, and as of February 23, 2016, we had letters of credit of $6.4 million outstanding under the bi-lateral facility. Accordingly, the maximum amount available for borrowing under our revolving credit facility was $307.9 million as of December 31, 2015 and $315.0 million as of February 23, 2016. As of December 31, 2015 and February 23, 2016, no amounts had been drawn on any of our outstanding letters of credit.
Senior Notes
We have issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 (the “Senior Notes”). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2015, we were in compliance with all of the covenants under the indenture governing the Senior Notes.
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
On August 3, 2015, we commenced a solicitation with respect to the Senior Notes to amend the defined term "Change of Control" in the Senior Notes to provide that the pending Merger with Centene will not constitute a "Change of Control." The required consents were received by August 12, 2015, and we executed a supplement to the indenture governing the Senior Notes effectuating the amendment. Accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes will be effectuated in connection with the completion of the Merger. A cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes was offered for a validly delivered consent. We conducted the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement. Centene was responsible for all liabilities we incurred in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes. See "—Overview—Centene Transaction" for additional information regarding our pending Merger with Centene.
Statutory Capital Requirements
Certain of our subsidiaries must comply with minimum capital and surplus requirements under applicable state laws and regulations, and must have adequate reserves for claims. As necessary, we make contributions to our subsidiaries to meet risk-based capital ("RBC") or other statutory capital requirements under state laws and regulations. Our regulated subsidiaries had estimated aggregate statutory capital and surplus or net worth of approximately $1.8 billion as of December 31, 2015. The estimated statutory capital and surplus necessary to satisfy regulatory requirements was approximately $467.3 million in the aggregate.
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
As a result of the above requirements and other regulatory requirements, certain of our subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to their parent companies. Such restrictions, unless amended or waived or unless regulatory approval is granted, limit the use of any cash generated by these subsidiaries to pay our obligations. The maximum amount of dividends that can be paid by our insurance company subsidiaries without prior approval of the applicable state insurance departments is subject to restrictions relating to statutory surplus, statutory income and unassigned surplus. As of December 31, 2015, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was approximately $467.3 million in the aggregate. As of December 31, 2015, the amount of restricted net assets of our regulated subsidiaries was approximately $135.8 million in the aggregate.
Contractual Obligations
Our significant contractual obligations as of December 31, 2015 are summarized below for the years ending December 31:

	Total	2016	2017	2018	2019	2020	Thereafter
	(Dollars in millions)
Fixed-rate borrowing principal (c)	$400.0	$—	$400.0	$—	$—	$—	$—
Fixed-rate borrowing interest	36.2	25.5	10.7	—	—	—	—
Variable-rate borrowing principal	285.0	285.0	—	—	—	—	—
Variable-rate borrowing interest	5.1	5.1	—	—	—	—	—
Operating leases	239.6	57.5	48.9	36.3	30.6	29.4	36.9
Long-term purchase obligations	582.5	286.3	166.0	129.3	0.9	—	—
Uncertain tax positions liability, including interest and penalties (b)	—	—	—	—	—	—	—
Deferred compensation	50.8	6.6	3.5	2.9	2.7	2.3	32.8	(a)
Estimated future payments for pension and other benefits	44.2	4.0	4.0	4.0	3.9	3.9	24.4	(a)
__________

(a)	Represents estimated future payments from 2021 through 2025.

(b)
We have no uncertain tax positions expected to be paid within the reporting periods presented. However, approximately $46.3 million of unrecognized tax benefits have been recorded as a liability, and we are uncertain as to if or when such amounts may be settled or paid.

(c)
These amounts are based on stated terms and expected payments. As such, they differ from the amounts reported on our consolidated balance sheet and notes, which are reported consistently with the financial reporting and classification requirements.

Operating Leases
We lease office space under various operating leases. Certain leases may be canceled with substantial penalties. See “Item 2. Properties” for additional information regarding our leases.
Long-Term Purchase Obligations and Commitments
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2015.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2015, the remaining terms are approximately from one to three years for each of these contracts and termination of these agreements is subject to certain termination provisions. As of December 31, 2015, the total estimated future commitments under these agreements were $142.8 million and are included in the table above.
We have entered into an agreement with International Business Machines Corporation (“IBM”) to outsource our IT infrastructure management services including data center services, IT security management and help desk support. In 2015, we extended the agreement, and as of December 31, 2015, the remaining term of this contract was less than one year, and total estimated future commitments under the agreement were approximately $50.6 million. We have entered into an agreement with Cognizant to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. This agreement has subsequently been extended, and as of December 31, 2015, the remaining term of this contract was approximately three years, and the total estimated future commitments under the agreement were approximately $225.5 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant will, among other things, provide us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2015, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $19.8 million.
We have excluded from the table above amounts already recorded in our current liabilities on our consolidated balance sheet as of December 31, 2015. We have also excluded from the table above various contracts we have entered into with our health care providers, health care facilities, the federal government and other contracts that we have entered into for the purpose of providing health care services. We have excluded those contracts that allow for cancellation without significant penalty, obligations that are contingent upon achieving certain goals and contracts for goods and services that are fulfilled by vendors within a short time horizon and within the normal course of business.
The future contractual obligations in the contractual obligations table are estimated based on information currently available. The timing of and the actual payment amounts may differ based on actual events.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K Item 303(a)(4) and the instructions thereto. See Note 6 to our consolidated financial statements for a discussion of our letters of credit.
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
Health Plan Services
Health plan services premium revenues generally include HMO, PPO, EPO and POS premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients and revenue related to our dual eligible members who are participating in the CCI. Revenue is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Approximately 64%, 59%, and 50% in 2015, 2014 and 2013, respectively, of our health plan services premium revenues were generated under Medicare, Medicaid/Medi-Cal and Dual Eligibles contracts, as applicable. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including CMS' methodology with respect to risk adjustment data validation (“RADV”) audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
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
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our Western Region Operations reporting segment. Because reserves for claims include various actuarially developed estimates, our actual health care services expenses may be more or less than our previously developed estimates. As of December 31, 2015, 75% of reserves for claims and other settlements were attributed to claims reserves. See Note 15 to our consolidated financial statements for a reconciliation of changes in the reserve for claims and material prior period reserve development.
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

Completion Factor (a) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services (Decrease) Increase in Reserves for Claims
2%	$(61.7) million
1%	$(31.4) million
(1)%	$32.7 million
(2)%	$66.7 million

Medical Cost Trend (b) Percentage-point Increase (Decrease) in Factor	Western Region Operations Health Plan Services Increase (Decrease) in Reserves for Claims
2%	$32.8 million
1%	$16.4 million
(1)%	$(16.4) million
(2)%	$(32.8) million

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
For the year ended December 31, 2015, we had $107.4 million in favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2015 consisted of $29.7 million in favorable prior year development and a release of $77.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $29.7 million favorable development for the year ended December 31, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. For the year ended December 31, 2014, we had $14.6 million in net favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. We believe that the $36.6 million unfavorable development for the year ended December 31, 2014 was primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. The reserve developments related to prior years for the years ended December 31, 2015 and 2014, when considered together with the provision for adverse deviation recorded as of December 31, 2015 and 2014, respectively, did not have a material impact on our operating results or financial condition.
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Significant factors that can lead to a change in our profitability estimates include premium yield and health care cost trend assumptions, risk share terms and non-performance of a provider under a capitated agreement resulting in membership reverting to fee-for-service arrangements with other providers. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the losses are determined and are classified as health plan services. As of December 31, 2015, and 2014 we held no premium deficiency reserves.
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
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing laws, regulations and guidance, including, among others, those related to the treatment of income taxes in calculating risk corridors as well as the timing and source of program funding. The interpretation and application of certain laws, regulations and guidance may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
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
HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at this time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. This payment structure would be consistent with the Consolidated and Further Continuing Appropriations Act, 2015, which is also referred to as the “2015 Budget Act" or "Cromnibus." Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, which restrictions were repeated in identical language in the 2016 Budget Act, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.
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
Government Contracts
On April 1, 2011, we began delivery of administrative services under the T-3 contract for the TRICARE North Region. For additional information on our T-3 contract, see "—Government Contracts Reportable Segment."
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we agreed to sell certain software assets and related intellectual property ("software system assets") we own to Cognizant. The transaction, including the related asset sale, was subject to the receipt of required regulatory approvals. See Note 3 to our consolidated financial statements for additional information regarding our agreements with Cognizant. Because the sale of these software system assets met the definition of a sale of a business under GAAP, as of September 30, 2014, we re-allocated $7 million of goodwill based on relative fair values of the Western Region Operations reporting unit with and without the impact of the business to be sold. Our measurement of fair values was based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying value and concluded that the carrying value of the business to be sold was impaired; however, we determined that the carrying value of the Western Region Operations reporting unit was not impaired. In the second step, we measured the impairment amount by comparing the implied value of the allocated goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the business to be sold was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $7 million. See Note 7 to our consolidated financial statements for additional goodwill fair value measurement information.
We perform our annual impairment test on our recorded goodwill as of June 30 or more frequently if events or changes in circumstances indicate that we might not recover the carrying value of these assets for each of our reporting units. We performed our annual impairment test on our goodwill and other intangible assets as of June 30, 2015 for our Western Region Operations reporting unit, and no impairment was identified. We performed a two-step impairment test to determine the existence of impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying values and concluded that the carrying value of the Western Region Operations was not impaired. As a result, the second step was not performed. We also re-evaluated the useful lives of our other intangible assets and determined that the current estimated useful lives were properly reflected.
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
In connection with the Cognizant Transaction, we classified certain software systems assets as held-for-sale. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. We assessed the recoverability of these assets held for sale and as a result, we recorded $80.2 million in asset impairments during the year ended December 31, 2014. See Note 3 for more information regarding assets held for sale and the Cognizant Transaction. In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software. In the year ended December 31, 2015, we recorded $1.9 million in asset impairments for additional property and equipment classified as assets held for sale.
However, in connection with the announcement of the Merger with Centene, we agreed with Cognizant to suspend efforts toward, and defer the occurrence of, the BPaaS Services Commencement Date to provide time for Health Net and Centene to work towards closing the Merger, and accordingly entered into the Cognizant Amendment on July 1, 2015. The decision to suspend efforts toward the BPaaS Services Commencement Date has similarly deferred the Asset Sale. Due to the deferral of the Asset Sale in connection with the pending Merger with Centene, the Company determined that the sale of these software system assets no longer met the requirements of held-for-sale classification. Consequently, in the year ended December 31, 2015, the Company reclassified all assets held for sale to property and equipment held-for-use and commenced depreciation for such assets. As of December 31, 2015, the Company had no assets held for sale.
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
We assumed a portfolio disposition period of 30 days with a confidence level of 95% for the computation of VAR for 2015. The computation further assumes that the distribution of returns is normal. Based on such methodology and assumptions, the computed VAR was approximately $10.6 million as of December 31, 2015.

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
Except for those securities held by trustees or regulatory agencies (see Note 2 to our consolidated financial statements), all of our investment securities are designated as “available-for-sale” assets. As such, they are reflected at their estimated fair value, with the difference between cost and estimated fair value reflected in accumulated other comprehensive income, net of tax, a component of Stockholders’ Equity (see Note 4 to our consolidated financial statements). All of our investment securities are fixed income securities. Approximately 24.7% of our available-for-sale investment securities are asset-backed securities ("ABS")/mortgage-backed securities ("MBS"). Approximately 42.7% of the ABS/MBS are agency securities. Therefore, we believe that our exposure to credit-related market value risk for our MBS is limited. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. However, these securities may be negatively impacted by illiquidity in the market. The recent disruptions in the credit markets have negatively impacted the liquidity of investments. However, such disruptions did not have a material impact to the liquidity of our investments. A worsening of credit market function or sustained market downturns could have negative effects on the liquidity and value of our investment assets.
Borrowings under our revolving credit facility, which totaled $285.0 million as of December 31, 2015, are subject to variable interest rates. For additional information regarding our revolving credit facility, see “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our floating rate borrowings, if any, are presumed to have equal book and fair values because the interest rates paid on these borrowings, if any, are based on prevailing market rates.
The fair value of our fixed rate borrowing, which consists of only our Senior Notes, as of December 31, 2015 was approximately $416.3 million, which was based on quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The following table presents the expected cash outflows relating to market risk sensitive debt obligations as of December 31, 2015. These cash outflows include expected principal and interest payments consistent with the terms of the outstanding debt as of December 31, 2015.

	2016	2017	2018	2019	2020	Thereafter	Total
	(Amounts in millions)
Fixed-rate borrowing:
Principal	$—	$400.0	$—	$—	$—	$—	$400.0
Interest	25.5	10.7	—	—	—	—	36.2
Cash outflow on fixed-rate borrowing	$25.5	$410.7	$—	$—	$—	$—	$436.2
Variable-rate borrowing:
Principal	$285.0	$—	$—	$—	$—	$—	$285.0
Interest	5.1	—	—	—	—	—	5.1
Cash outflow on variable-rate borrowing	$290.1	$—	$—	$—	$—	$—	$290.1
Total cash outflow on borrowings	$315.6	$410.7	$—	$—	$—	$—	$726.3

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is included herein.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California

We have audited the internal control over financial reporting of Health Net, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company, and our report dated February 29, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP
Los Angeles, California
February 29, 2016

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.
DIRECTORS

Name	Age	Director Since	Principal Occupation or Employment	Position(s) with Health Net
Mary Anne Citrino(1)(2)	56	2009	Senior Advisor, The Blackstone Group	Director
Theodore F. Craver, Jr.(3)(4)	64	2004	Chairman, President and Chief Executive Officer of Edison International	Director
Vicki B. Escarra(1)(4)	61	2006	Chief Executive Officer of Opportunity International	Director
Gale S. Fitzgerald(2)(3)	65	2001	Former Chair and Chief Executive Officer of Computer Task Group, Inc.	Director
Jay M. Gellert	61	1999	Our President and Chief Executive Officer	President and Chief Executive Officer, Director
Roger F. Greaves	78	1997	Our Chairman of the Board, Former Co-Chairman, Co-President and Co-Chief Executive Officer of Health Systems International, Inc.	Chairman of the Board
Douglas M. Mancino(3)(4)	66	2012	Partner, Seyfarth Shaw LLP	Director
George Miller (1)(2)	70	2015	Retired Member U.S. House of Representatives	Director
Bruce G. Willison(1)(4)	67	2000	Dean Emeritus, UCLA Anderson School of Management	Director
Frederick C. Yeager(2)(3)	73	2004	Former Senior Vice President, Finance, Time Warner, Inc.	Director

(1)	Current member of the Compensation Committee
(2)	Current member of the Finance Committee
(3)	Current member of the Audit Committee
(4)	Current member of the Governance Committee

Ms. Citrino has served as our director since December 2009. Since January 1, 2015, Ms. Citrino has served as a Senior Advisor to The Blackstone Group, a global investment and advisory firm. Prior thereto, Ms. Citrino served as a Senior Managing Director in the Corporate Advisory Services group at Blackstone from 2004 through 2014. Ms. Citrino has served as a director of Dollar Tree, Inc., a NASDAQ Stock Market (NASDAQ)-listed company, since 2005, and is a member of each of its Audit Committee and Nomination Committee. Ms. Citrino has also served as a director of HP Inc. since November 2015, and is the chairperson of its Audit Committee and a member of its Finance, Investment and Technology Committee. Previously, Ms. Citrino was employed at Morgan Stanley for over 20 years. While at Morgan Stanley, she served as the Global Head of Consumer Products Investment Banking, Co-Head of Health Care Services Investment Banking, and as a Mergers and Acquisitions Analyst.
Our Board of Directors has concluded that, in light of her distinguished career as an investment banker, Ms. Citrino should serve as one of our directors because she provides our Board of Directors with a wealth of knowledge regarding business operations and business strategy and the health care industry, as well as valuable financial and investment expertise. Her extensive experience valuing businesses provides our Board of Directors with key insights and knowledge of what makes our company work efficiently and effectively.
Mr. Craver has served as our director since March 2004. Mr. Craver has served as Chairman, President and Chief Executive Officer of Edison International, an electric power provider, since August 2008, and held several other positions at the company since 1996. In addition, Mr. Craver serves as a director of two industry trade organizations, the Edison Electric Institute and the Electric Power Research Institute, and served as chairman of both organizations in the past. He is also Vice Chairman and a trustee of the Autry National Center, and a member of the Advisory Board of the

Smithsonian National Museum of American History and the California Chapter of the Nature Conservancy, each non-profit organizations.
Some of the previous positions held by Mr. Craver at Edison International were: Chief Executive Officer of Edison Mission Group, one of its principal subsidiaries that owned and operated competitive power generation facilities, and Edison Capital, a provider of capital and financial services, from January 2005 to April 2008; Chief Financial Officer from January 2000 to December 2004; and other financial and executive management positions beginning in 1996. From 1984 to 1996, Mr. Craver held various financial management positions at First Interstate Bancorp, including Executive Vice President and Corporate Treasurer of the holding company and Executive Vice President and Chief Financial Officer of a banking subsidiary. Mr. Craver served in various capital markets trading and marketing positions at Bankers Trust Company of New York from 1980 to 1984 and at Security Pacific National Bank from 1973 to 1980.
Mr. Craver brings to our Board of Directors extensive senior executive management and financial experience at public companies. Mr. Craver gained his finance and accounting expertise as Chief Financial Officer of Edison International and during his banking career. Because of his broad financial experience, Mr. Craver serves as one of our SEC “audit committee financial experts” and provides our Board of Directors with valuable insight into finance and accounting related matters, as well as general management experience in large, complex and highly-regulated public companies. For these reasons, our Board of Directors has concluded that Mr. Craver should serve as one of our directors.
Ms. Escarra has served as our director since July 2006. Since September 2012, Ms. Escarra has served as Chief Executive Officer of Opportunity International, a non-profit organization owning and operating fifteen banks/financial institutions in the developing world with the goal of creating twenty million jobs by 2020. Prior thereto, from March 2006 through August 2012, Ms. Escarra served as President and Chief Executive Officer of Feeding America, the third largest non-profit organization in the United States with close to two billion dollars in contributions in 2014.
Ms. Escarra’s distinguished professional experience includes a 30-year career at Delta Air Lines, Inc., most recently having served as Delta Air Line’s Executive Vice President and Chief Marketing Officer from May 2001 until October 2004. Ms. Escarra was a director of A.G. Edwards, Inc. from 2002 to 2007 and the former Chair of the Board of the Atlanta Convention and Visitors Bureau.
With over thirty years of business and consumer marketing experience, including at a large public company, Ms. Escarra provides our Board of Directors with valuable business expertise, especially on matters relating to marketing and business strategy. With her extensive business experience, Ms. Escarra understands the challenges of operating a public company in a dynamic and ever-changing business environment. Her service leading large non-profit organizations lends a unique social awareness perspective to our Board of Directors. For these reasons, our Board of Directors has concluded that Ms. Escarra should serve as one of our directors.
Ms. Fitzgerald has served as our director since March 2001. Ms. Fitzgerald is a director of Diebold, Inc., a New York Stock Exchange (“NYSE”)-listed company specializing in providing integrated self-service solutions, security systems and services, and is Chair of Diebold’s governance committee and a member of its audit committee. Ms. Fitzgerald also is a director and a member of the audit committee and is Chair of the governance committee of Cross Country Healthcare, Inc., a NASDAQ-listed healthcare staffing company.
From March 2003 to December 2008, Ms. Fitzgerald served as President and Director of TranSpend, Inc., a privately held company focusing on total spend optimization. From July 2002 through October 2002, Ms. Fitzgerald served as President and Chief Executive Officer of QP Group, a procurement solutions company. From October 1994 to June 2000, Ms. Fitzgerald served as Chair and Chief Executive Officer of Computer Task Group, Inc., an international information technology services firm. Prior to this, Ms. Fitzgerald worked at International Business Machines Corporation, a world leader in information technology, where she held a variety of positions over the course of an eighteen year career, most recently as Vice President of Professional Services. Ms. Fitzgerald also served on the Board of Directors of Kaleida Health System in Buffalo, New York from 1995 to 2002, and was Vice Chair from 2000 to 2002, and served on the Advisory Board of the University of Buffalo’s School of Management from 1993 to 2001. Ms. Fitzgerald served on the Boards of Directors of the Information Technology Services (“ITS”) Division of Information Technology Association of America (“ITAA”) and of ITAA from 1992 to 2002, and was Chair of the ITS Board from 1998 to 2002.
With her distinguished career as a senior executive in the information technology industry, Ms. Fitzgerald provides our Board of Directors with expertise in information technology, supply chain management, procurement solutions, human resources, strategic planning, operations management, marketing and healthcare. In addition, serving on the boards of Diebold and Cross Country Healthcare, Ms. Fitzgerald draws from extensive directorial and governance experience, which enables her to contribute valuable insight and guidance on important issues facing Health Net. For these reasons, our Board of Directors has determined that Ms. Fitzgerald should serve as one of our directors.

Mr. Gellert has served as our director since February 1999 and has served as our President and Chief Executive Officer since August 1998. Mr. Gellert has been a director of Ventas, Inc., a NYSE-listed company, since August 2001. Mr. Gellert also is currently a member of the Board of Directors of America’s Health Insurance Plans, a national association representing over one thousand health insurance companies.
Previously, Mr. Gellert served as our President and Chief Operating Officer from May 1997 until August 1998. From April 1997 to May 1997, Mr. Gellert served as our Executive Vice President and Chief Operating Officer. Mr. Gellert served as President and Chief Operating Officer of HSI from June 1996 until March 1997. He served on the Board of Directors of HSI from June 1996 to April 1997. Prior to joining HSI, Mr. Gellert directed Shattuck Hammond Partners Inc.’s strategic advisory engagements in the area of integrated delivery systems development, managed care network formation and physician group practice integration. Prior to joining Shattuck Hammond Partners Inc., Mr. Gellert was an independent consultant, and from 1988 to 1991, he served as President and Chief Executive Officer of Bay Pacific Health Corporation. From 1985 to 1988, he was Senior Vice President and Chief Operating Officer for California Healthcare System.
Our Board of Directors has determined that Mr. Gellert should serve as one of our directors due to his distinguished career in the managed care industry and as a senior executive, which provides our Board of Directors with demonstrated leadership capabilities and expertise in business, management and the health care industry. As a senior executive of our Company since 1997 and our predecessor during 1996, Mr. Gellert brings in-depth operational knowledge and understanding of all facets of our business. In addition, as our President and Chief Executive Officer, he serves as a valuable bridge between management and the board, ensuring that both groups act with a common purpose. Mr. Gellert’s extensive knowledge of our operations and the markets in which we compete, combined with his experience on the board of another NYSE-listed company, enable him to identify important matters for board review and deliberation.
Mr. Greaves has served as our director since April 1997 and was elected Chairman of the Board of Directors in January 2004. Mr. Greaves served as a director of HSI from January 1994 until the FHS Combination in April 1997. Mr. Greaves served as our Co-Chairman of the Board of Directors, Co-President and Co-Chief Executive Officer from January 1994 (upon consummation of the HSI Combination) until March 1995. Prior to January 1994, Mr. Greaves served as Chairman of the Board of Directors, President and Chief Executive Officer of H.N. Management Holdings, Inc., a predecessor to Health Net (“HN Management Holdings”), since its incorporation in June 1990. Prior to this, Mr. Greaves served as the President and Chief Executive Officer, from February 1982 until the incorporation of HN Management Holdings in June 1990, and additionally as Chairman, from September 1989 until the incorporation of HN Management Holdings in June 1990, of Health Maintenance Network of Southern California (the predecessor to H.N. Management Holdings). Mr. Greaves currently serves as Chairman of the Board of Directors of Health Net of California, Inc. (“HN California”), our subsidiary. Mr. Greaves also served a prior term as Chairman of the Board of Directors of HN California, and concurrently served as President and Chief Executive Officer of HN California. Prior to joining Health Maintenance Network of Southern California, Mr. Greaves held various management roles at Blue Cross of Southern California, including Vice President of Human Resources and Assistant to the President, and held various management positions at Allstate Insurance Company from 1962 until 1968.
With a distinguished career of over forty years of management experience in key leadership roles, including as former Chief Executive Officer of our Company and its predecessors in interest, our Board of Directors has concluded that Mr. Greaves possesses demonstrated leadership capabilities and in-depth knowledge of our history and all aspects of our business and, therefore, he should serve as one of our directors. His extensive management experience and knowledge and understanding of our business and operations combine to provide our Board of Directors with valuable guidance and input on the many strategic and operational issues we face. In addition, having served on several boards of directors, Mr. Greaves has considerable governance experience that he contributes to board discussions and deliberations.
Mr. Mancino has served as our director since November 2012. Mr. Mancino has been a partner in the Corporate Department of Seyfarth Shaw LLP since October 2014, where he is national head of the firm’s health care practice. Prior thereto, Mr. Mancino was a partner at Hunton & Williams LLP from June 2011 until joining Seyfarth Shaw and previously was a partner at McDermott Will & Emery LLP from 1987 to 2011. For more than 40 years, Mr. Mancino has represented numerous types of health care and non-profit organizations on tax, business, and financial matters. Mr. Mancino has extensive experience in audit, appeals and tax controversy issues. Mr. Mancino has also served as a director of HSI from January 1994 until HSI’s April 1997 merger transaction with Foundation Health Corporation. From April 1997 to November 2012, Mr. Mancino served as a director of HN California.
Mr. Mancino served as Chairman of the Board of Trustees of the Children’s Burn Foundation from 1995 to July 2015, and has served as Chairman Emeritus since July 2015. Mr. Mancino has also been a member of the Boards of

Directors of the John Wayne Cancer Institute since January 2013 and the Irvine Health Foundation since 2010. In addition, Mr. Mancino has served on the Board of Advisors of the Center on Philanthropy & Public Policy since 2007. Mr. Mancino also served as president of the American Health Lawyers Association from 1993 to 1994, and was vice chair-publications of the ABA’s Tax Section from June 2009 through June 2012.
Our Board of Directors has concluded that Mr. Mancino should serve as one of our directors due to his distinguished career and broad experience with advising healthcare organizations on a variety of tax, business and financial matters. Mr. Mancino’s prior service on the board of directors of one of our subsidiaries also provides him with unique insight into our operations and industry.
Mr. Miller has served as our director since March 2015. From 1975 to January 2015, Mr. Miller served northern California in the U.S. House of Representatives (“House”). Throughout his service as a Congressman, Mr. Miller was an active and distinguished leader. He served as the Chairperson of the House Committee on Education and the Work Force from 1975 to 2011, which was one of the three committees responsible for passage of the ACA in the House. In addition, Mr. Miller also served as the Chairperson of the House Committee on Natural Resources from 1991 to 1995, served on the House Select Committee on Children, Youth and Families from 1982 to 1984, and served as the Vice-Chair of the Democratic Committee on Steering and Policy for eight years and as a member of the House Committee on the Budget.
Our Board of Directors has concluded that Mr. Miller should serve as one of our directors due to his distinguished career and extensive involvement with healthcare legislation and governmental affairs during his forty years of service as a Congressman. Mr. Miller brings considerable expertise relevant to our business and operations, which are increasingly focused on government programs that will contribute greatly to driving our Board of Director’s involvement in strategic oversight.
Mr. Willison has served as our director since December 2000. Mr. Willison also is a director of Grandpoint Bank, a community bank in Los Angeles, and a trustee of SunAmerica’s Seasons and Series Trusts. From 2002 to 2014, Mr. Willison served as a director of Move, Inc., a NASDAQ listed company, and was a member of its audit committee and management development and compensation committee.
Mr. Willison served as Dean, UCLA Anderson School of Management (the “UCLA Anderson School”) from July 1999 to January 2006, and is currently Dean Emeritus of the UCLA Anderson School. From January 2009 until July 2010, Mr. Willison served as Chief Executive Officer of Grandpoint Capital Advisors, a middle market investment bank. Mr. Willison served as a director of IndyMac Bancorp, Inc. from July 2005 to July 2008. From April 1996 to October 1998, Mr. Willison served as President and Chief Operating Officer of H.F. Ahmanson, Inc. (Home Savings of America). Mr. Willison also served as Chairman, President and Chief Executive Officer of First Interstate Bank of California from February 1991 to April 1996.
Mr. Willison’s distinguished career in key leadership roles in the financial industries and as a professor and former Dean of the UCLA Anderson School provides our Board of Directors with demonstrated leadership skills and expertise in business and finance. Mr. Willison’s governance experience on the boards of several publicly traded companies enables him to play a vital role in board discussions and deliberations regarding our business strategy and operations. In addition, as a director since 2000, Mr. Willison understands our history, business and the complex industry in which we compete. For these reasons, our Board of Directors has determined that Mr. Willison should serve as one of our directors.
Mr. Yeager has served as our director since March 2004. Mr. Yeager served in numerous senior positions at Time Warner, Inc., a NYSE-listed media and entertainment company from 1995 to 2011. Mr. Yeager served as a senior vice president and advisor to Time Warner’s senior management from January 2008 to August 2011. From December 2000 to January 2008, Mr. Yeager served as Senior Vice President, Finance for Time Warner, and led teams responsible for global strategic sourcing, supplier diversity, and investment of employee benefits assets, and served as the chair of the Time Warner Investment Committee. From May 1995 to December 2000, Mr. Yeager was Vice President, Finance and Development for Time Warner and led teams responsible for financial and business planning, mergers and acquisitions, treasury, capital structure planning and capital markets transactions, and for managing Time Warner’s relationships with commercial and investment banks and debt-rating agencies. Prior thereto, Mr. Yeager had a 27-year career with Ford Motor Company where he held executive and management positions in the Finance Staff, the Treasurer’s Office, the Product Development Group, the Financial Services Group, Ford of Europe, and Ford Motor Credit Company. Mr. Yeager began his career at Ford in 1968 as an Operations Research Analyst.
Mr. Yeager’s distinguished career working in finance, planning, treasury, and capital markets and experience as a senior executive and advisor for large corporations provides our Board of Directors with extensive knowledge of complex financial and operational issues facing large organizations. Mr. Yeager’s expertise in dealing with accounting principles and financial reporting rules and regulations provides him with the financial acumen requisite to serve as one of our SEC “audit committee financial experts” and makes him well suited to serve on our Audit Committee. His years of business experience combined with his financial and business planning expertise play a vital role, especially in light of current market conditions, in board discussions and deliberations regarding our financial and business strategies. For these reasons, our Board of Directors has determined that Mr. Yeager should serve as one of our directors.

EXECUTIVE OFFICERS

Name	Age	Position
Jay M. Gellert	61	President and Chief Executive Officer
James E. Woys	57	Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer
Juanell Hefner	54	Chief Administration Officer
Steven D. Tough	65	President, Government Programs
Steven J. Sell	49	President, Western Region Health Plan
Scott D. Law	52	Health Care Services Officer
Andy Ortiz	49	Senior Vice President, Organization Effectiveness and Chief People Officer
Kathleen A. Waters	48	Senior Vice President, General Counsel and Secretary

Mr. Gellert. See “—Directors” above.
Mr. Woys has served as our Executive Vice President, Chief Financial and Chief Operating Officer and Interim Treasurer since September 2014. Prior thereto, Mr. Woys served as our Executive Vice President, Chief Operating Officer from November 2007 until September 2014. Previously, Mr. Woys served as our Interim Chief Financial Officer from November 2006 until November 2007, and served as President, Government and Specialty Services from October 2005 until November 2007. Prior thereto, he served as President of Health Net Federal Services from February 2001 to October 2005. Mr. Woys served as Chief Operating Officer and President of Health Net Federal Services from November 1999 to February 2001. Mr. Woys served as Chief Operating Officer and Senior Vice President for Foundation Health Federal Services from February 1998 to November 1999. Mr. Woys served as Senior Vice President of Foundation Health Federal Services from January 1995 to February 1998. From January 1990 to January 1995, Mr. Woys served as Vice President and Chief Financial Officer of the Government Division of Foundation Health Corporation. Mr. Woys served as Director of Corporate Finance/Tax for FHC from October 1986 to January 1990. Prior to Mr. Woys’ employment with FHC, he was employed by Price Waterhouse from 1982 to 1986 and by Arthur Andersen & Co. from 1980 to 1982. Mr. Woys also is a director and a member on the strategic planning committee of the Council for Affordable Quality Healthcare, a nonprofit alliance of health plans and trade associations with the mission of simplifying healthcare administration for health plans and providers, resulting in a better care experience for patients and caregivers.
Ms. Hefner has served as our Chief Administration Officer since November 2014. Prior thereto, Ms. Hefner served as our Chief Compliance and Administration Officer from February 2014 to November 2014, our Senior Vice President, Customer and Technology Services from January 2012 to February 2014 and our Chief Customer Services Officer from September 2010 to January 2012. In addition, from 2008 to 2014, Ms. Hefner served as President and Chief Executive Officer of Managed Health Network, Inc. (“MHN”), our subsidiary that offers behavioral health, substance abuse and employee assistance programs. Prior to assuming the role of President and Chief Executive Officer of MHN, Ms. Hefner served as Chief Operating Officer for MHN. From August 1999 to 2007, Ms. Hefner held several vice president positions within Health Net.
Mr. Tough has served as our President, Government Programs since January 2010 and President, Health Net Federal Services since January 2006. Prior thereto, Mr. Tough served as President of Health Plan and Government Programs from December 2008 to January 2010, and our President, Government and Specialty Services division from February 2008 through December 2008. From 1978 to 1998, Mr. Tough spent 20 years at FHC, nine of which he served as President and Chief Operating Officer of our Government and Specialty Services groups. Upon leaving FHC in 1998, and prior to joining us in 2006, Mr. Tough started his own firm providing health care consulting services to a variety of companies, and served as President and Chief Executive Officer of the California Association of Health Plans and President, Western Region, MAXIMUS Health Care Services Group, a health care services organization.
Mr. Sell has served as our President, Western Region Health Plan since December 2009 and as President of Health Net of California since November 2008. Prior to assuming the role of President of Health Net of California, Mr. Sell was

President and Chief Executive Officer of MHN from December 2006 to November 2008, our Chief Sales Officer from March 2006 to December 2006, and our Vice President, Employer Services Group from January 2004 to March 2006. Mr. Sell served as a consultant with Booz Allen Hamilton prior to joining Health Net.
Mr. Law has served as our Health Care Services Officer since March 2013. Previously, Mr. Law served as our Chief Medicare Officer from November 2011 until March 2013. From 2009 to November 2011, Mr. Law served as Senior Vice President of Healthcare Delivery for WellCare Health Plans, Inc. Prior thereto, Mr. Law held various management positions with Health Net from 2005 to 2009.
Mr. Ortiz has served as our Senior Vice President, Organization Effectiveness and Chief People Officer since June 2015. Mr. Ortiz previously served as our Vice President, Talent Management and Leadership Development from 2002 through 2008. Prior to rejoining Health Net, Mr. Ortiz served as Chief Human Resources Officer at Western Dental Services/Brident from July 2014 to June 2015 and as Senior Vice President, Organization Effectiveness for Warner Bros. Entertainment Group from March 2008 to July 2014.
Ms. Waters has served as our Senior Vice President, General Counsel and Secretary since joining us in April 2015. From 2003 to April 2015, Ms. Waters was a partner at Morgan, Lewis & Bockius LLP, where she led the firm’s Los Angeles litigation group and co-led the healthcare group. Prior thereto, Ms. Waters was a partner at Brobeck, Phleger & Harrison LLP in Los Angeles.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, our directors and executive officers and any person that beneficially owns more than ten percent of our Common Stock are required to report their beneficial ownership and any changes in that ownership to the SEC and the NYSE. These reports are required to be submitted by specified deadlines, and we are required to report in this Annual Report on Form 10-K any failure by directors, officers and beneficial owners of more than ten percent of our Common Stock to file such reports on a timely basis during our most recent fiscal year or, in the case of such a failure that has not previously been so disclosed, prior fiscal years. Based solely on a review of the copies of reports furnished to us during and with respect to the year ended December 31, 2015 and written representations from our directors and executive officers that no other reports were required, we believe that all directors, executive officers, and persons who own more than ten percent of our Common Stock have complied with the reporting requirements of Section 16(a).
Certain Information about Committees of the Board of Directors
Our bylaws establish the following standing committees of the Board of Directors: the Audit Committee, the Governance Committee, the Compensation Committee and the Finance Committee. Our bylaws further provide that additional committees may be established by resolution adopted by a majority of the Board of Directors. From time to time, the Board of Directors establishes various ad hoc committees by resolution. In December 2014, the Board of Directors established the P5 Oversight Committee to provide oversight and advice to management in connection with the Cognizant Transaction. The P5 Oversight Committee’s term expired on December 31, 2015. A majority of the Board of Directors selects the directors to serve on the committees of the Board of Directors upon recommendation of the Governance Committee.
Audit Committee.
The Audit Committee of our Board of Directors (“Audit Committee”) currently consists of Messrs. Yeager (Chair), Craver and Mancino and Ms. Fitzgerald. Each current member of the Audit Committee served on the Audit Committee throughout 2015. Our Board of Directors has determined that all current Audit Committee members are financially literate under the NYSE listing standards and that all current members of the Audit Committee are independent under NYSE listing standards and under the requirements of SEC Rule 10A-3. Messrs. Craver and Yeager have each been determined by the Board of Directors to be an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation.

DIRECTORS’ COMPENSATION
Directors’ Compensation Table for 2015

Name	Fees Earned or Paid in Cash(1) ($)		Stock Awards(2) ($)		All Other Compensation ($)		Total ($)
Mary Anne Citrino	116,000	(3)	130,022	(4)	0		246,022
Theodore F. Craver, Jr.	131,000		130,022		0		261,022
Vicki Escarra	115,000		130,022		0		245,022
Gale S. Fitzgerald	137,000		130,022	(4)	0		267,022
Patrick Foley (5)	31,679		—		0		31,679
Roger F. Greaves	240,000		130,022		—	(6)	370,022
Douglas M. Mancino	122,000	(3)	130,022		0		252,022
George Miller	92,361	(3)	149,925	(4)	0		242,286
Bruce G. Willison	126,000		130,022		0		256,022
Frederick C. Yeager	140,000		130,022		0		270,022

(1)	Consists of all retainers and fees earned by each non-employee director for his or her services to us during 2015.
(2)
For each non-employee director other than Mr. Miller, represents the aggregate grant date fair value of 2,264 restricted stock units (“RSUs”) granted on May 8, 2015 to such non-employee director, as calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value shown is based on a per share value of $57.43. This is calculated in accordance with FASB ASC Topic 718 by multiplying the closing price of our Common Stock on the date of grant ($57.43 per share) by the number of RSUs granted.

For Mr. Miller, represents the aggregate grant date fair value of 2,262 RSUs granted on March 12, 2015, the effective date on which Mr. Miller joined our Board of Directors, and 347 RSUs granted on May 8, 2015, as calculated in accordance with FASB ASC Topic 718. The grant date fair value shown is based on a per share value of $57.47 and $57.43, on March 12, 2015 and May 8, 2015, respectively. This is calculated in accordance with FASB ASC Topic 718 by multiplying the closing price of our Common Stock on the dates of grant ($57.47 and $57.43 per share) by the number of RSUs granted. Because he received an initial equity grant upon his appointment to the Board of Directors, Mr. Miller received a pro-rated RSU grant on May 8, 2015.

(3)	One hundred percent of the amount shown was deferred (fifty percent in the case of Mr. Miller) under the Health Net, Inc. Deferred Compensation Plan for Directors.
(4)	One hundred percent of the amount shown was deferred under the Health Net, Inc. Non-Employee Director Restricted Stock Unit Deferral Program.
(5)
Mr. Foley retired from the Health Net Board immediately prior to Health Net’s Annual Meeting of Stockholders on May 7, 2015 but continues to serve on the board of directors of a subsidiary of Health Net.

(6)	The aggregate value of perquisites provided to Mr. Greaves was less than $10,000 during 2015.

The RSUs granted to each of our non-employee directors in 2015 vest and become non-forfeitable as to 33 1/3% of the RSUs on each of the first, second and third anniversaries of the date of grant. No options to purchase shares of our Common Stock were granted to our non-employee directors in 2015. The table below shows the aggregate numbers of stock awards and option awards outstanding for each non-employee director as of December 31, 2015. Stock awards consisted of unvested RSUs and vested deferred RSUs. Upon vesting and the passage of any applicable deferral period, the RSUs are paid in shares of our Common Stock on a one-for-one basis. Directors may elect to defer payment until a later date, which would result in a deferral of taxable income to the director. Option awards consist of exercisable options.

	Aggregate Stock Awards Outstanding as of December 31, 2015 (#) RSUs	Aggregate Option Awards Outstanding as of December 31, 2015 (#) Stock Options
Mary Anne Citrino	9,650	18,959
Theodore F. Craver, Jr.	5,790	61,559
Vicki Escarra	6,854	13,213
Gale S. Fitzgerald	14,787	43,059
Patrick Foley	3,526	61,559
Roger F. Greaves	5,790	61,559
Douglas M. Mancino	13,509	0
George Miller	2,609	0
Bruce G. Willison	5,790	61,559
Frederick C. Yeager	5,790	7,500

Cash Retainers and Meeting Fees.    The non-employee director annual retainer has been $65,000 per year, since October 1, 2014. During 2015, each non-employee director who chaired the Compensation Committee, Governance Committee or the Finance Committee received an additional annual retainer of $10,000. The non-employee director who chaired the Audit Committee received an additional annual retainer of $15,000. Each non-employee director was also entitled to a $2,000 fee for each meeting of the Board of Directors attended, and a $1,000 fee for each committee meeting attended, other than the Audit Committee. Non-employee directors received a $2,000 fee for each Audit Committee meeting attended. In lieu of these retainer and meeting fees, Mr. Greaves received $20,000 per month for his services as Chairman of the Board of Directors. No fees are paid to Health Net employees for service as a director.
Equity Grants.    Until December 2010, our non-employee director equity compensation program provided for non-employee directors to receive initial grants of nonqualified stock options when they join our Board of Directors and automatic annual grants of nonqualified stock options upon their re-election to our Board of Directors. In December 2010, the Board of Directors approved a modification to our non-employee director equity compensation program. Since the beginning of 2011, initial equity grants and automatic annual equity grants to non-employee directors have been made in the form of RSUs, rather than nonqualified stock options. Grants in 2015 were made under the Company’s Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”). The target value of each of the initial and annual non-employee director grants is $130,000 and is calculated based on the fair market value of the shares underlying the RSUs on the date of grant. A non-employee director’s annual equity grant will be pro-rated if the non-employee director received an initial equity grant during the preceding twelve month period. Each grant vests as to 33 1/3% of the RSUs on each of the first three anniversaries of the date of grant, provided that, RSUs granted prior to May 7, 2015 will become immediately vested in the event of a “change in control” of Health Net, as defined in the Company’s 2006 Long-Term Incentive Plan, as amended (the “2006 Plan”), and RSUs granted on or after May 7, 2015 are subject to “double trigger vesting” and will become immediately vested if the non-employee director’s service is involuntarily terminated without “cause” on or within 24 months following a “change in control”, each as defined in the Amended and Restated 2006 Plan. Upon vesting, the non-employee director will be entitled to receive the number of shares of Common Stock underlying the vested portion of the RSU grant. Each non-employee director may elect to defer the distribution of shares underlying the vested RSUs in accordance with deferral procedures established by the Company.
Expenses.    We generally provide for, or reimburse, the reasonable expenses of (including costs of travel and lodging) our directors incurred in connection with attending Board of Directors, committee and stockholder meetings. We also reimburse directors for their reasonable expenses associated with attendance at other Heath Net-related business meetings and events. Health Net does not own its own aircraft and, as such, our directors generally use commercial air, rail or automobile transportation when traveling to Health Net-related business meetings. In addition, we also provide for, or reimburse the expenses of, the Chairman of the Board’s wife that are related to her attendance (including the costs of travel and lodging) at Celebration of Children and Heart & Soul meetings and events. Mr. Greaves’ wife serves as a volunteer for Celebration of Children, which is a Health Net-sponsored charity program and for Heart & Soul, which is Health Net’s awards program for employees. We also reimburse the expenses of Mr. Greaves’ wife when she accompanies Mr. Greaves to Health Net-related business meetings and events that are unrelated to Celebration of Children or Heart & Soul.

Deferred Compensation Plan and Restricted Stock Unit Deferral Program for Directors.    Each non-employee director is eligible to participate in the Health Net, Inc. Deferred Compensation Plan for Directors (the “Director DC Plan”). Participants may elect to defer all or a portion of their cash retainers, meeting fees and certain other cash remuneration earned for services performed during the year. All amounts deferred under the Director DC Plan are vested amounts. The Director DC Plan has been designed so that federal and state income tax on the monies deferred is not due until such time as the account balance is paid to a participant. Participants can elect distribution of their account balances from a given year while they are still serving on our Board or they can elect to have payments made to them in the event of their separation from service with us. Payments under the Director DC Plan can be made in a lump sum payment or as annual installments over a period of at least two years and no more than ten years. Deferred amounts are treated as having been invested in certain investment funds as elected by the participant and become the basis for determining the earnings on the participant’s deferral account. In addition, each non-employee director is eligible, under certain terms and conditions, to defer his or her restricted stock unit awards which are subject to service based vesting, under the Health Net, Inc. Non-Employee Director Restricted Stock Unit Deferral Program (the “Director RSU Deferral Program”). During 2015, Mses. Citrino and Fitzgerald and Messrs. Foley, Mancino, Miller and Willison maintained account balances under the Director DC Plan, and Ms. Citrino and Messrs. Mancino and Miller elected to defer compensation earned during 2015 under the Director DC Plan. In addition, each of Mses. Citrino and Fitzgerald and Mr. Miller, elected to defer his or her restricted stock unit awards, under the Director RSU Deferral Program during 2015.
Stock Ownership Requirements.    Our Board of Directors has adopted stock ownership guidelines for non-employee directors that require non-employee directors to make good faith progress towards holding qualifying shareholdings with a value equal to or in excess of $300,000 (the “Director Ownership Threshold”). As of February 16, 2016, each of our non-employee directors held qualifying shareholdings with a value equal to or in excess of the Director Ownership Threshold, except for Mr. Miller, who joined our Board of Directors in 2015 and is making good faith progress toward the Director Ownership Threshold in compliance with our stock ownership guidelines.

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Health Net, Inc. is a publicly traded managed care organization that delivers managed health care services through health plans and government-sponsored managed care plans. Our business requires a talented, motivated and capable leadership team, particularly given the amount and rate of change in the Company and the industry. To that end, executive compensation plays a vital role in our ability to attract, retain and motivate top talent for continued business success.
This Compensation Discussion and Analysis (“CD&A” or “Compensation Discussion and Analysis”) discusses the compensation programs and policies in place for our named executive officers, as well as our Board of Directors’ and Compensation Committee’s roles in the design and administration of these programs and policies and in making specific compensation decisions for our named executive officers. Our named executive officers for 2015 are as follows:

•	Jay M. Gellert, our President and Chief Executive Officer (our “CEO”);

•	James E. Woys, our Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer;

•	Juanell Hefner, our Chief Administration Officer;

•	Steven D. Tough, our President, Government Programs; and

•	Steven J. Sell, our President, Western Region Health Plan.
Executive Summary
While the managed care industry continues to be highly complex, experience unprecedented change and face a number of significant regulatory and marketplace challenges, the actions of our executives to position the Company to benefit from these changes and challenges supported the Company’s strong financial and operational performance in 2015. Our guiding principle for our executive compensation program continues to be aligning executive compensation with the interests of our stockholders by tying a significant portion of executive compensation to our performance.
2015 Financial Highlights
In 2015, we continued to use Pretax Income (“PTI”) for the combined Western Region Operations and Government Contracts segments and earnings per diluted share (“EPS”) for the combined Western Region Operations and Government Contracts segments as key financial performance measures for our performance-based cash and equity incentive award programs, respectively. We use these key metrics as financial performance measures in our compensation program and believe these measures help to align the interests of our executives with those of our stockholders. EPS for the combined Western Region Operations and Government Contracts segments equals (i) the sum of GAAP net income for the Western Region Operations segment and the GAAP net income for the Government Contracts segment for the applicable fiscal year, divided by (ii) the GAAP diluted weighted average shares of common stock outstanding as of the applicable fiscal year end.
In 2015, the Company achieved combined Western Region Operations and Government Contracts segments EPS of $3.30, an increase of approximately 42% compared with 2014. In 2015, the Company achieved combined Western Region Operations and Government Contracts segments PTI of $573 million, an increase of approximately 49% compared with 2014.
For information about our financial performance in 2015, see "Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations," above.
Linking 2015 Named Executive Officer Compensation to Performance
Our compensation programs for our named executive officers emphasize compensation based on performance and are designed to align our named executive officers’ interests with those of our stockholders and to permit individuals who have performed well in creating and protecting significant long-term value for the Company and its stockholders to share in the value generated. To this end, our compensation programs emphasize variable compensation in the form of cash and equity awards, including performance stock units (“PSUs”) and time-vested restricted stock units (“RSUs”), over fixed compensation. This program design is intended to motivate our executive officers to achieve positive short- and long-term results for our stockholders.

The charts below show the target total direct compensation mix for 2015 for Mr. Gellert as our CEO and the average for our other named executive officers. Target total direct compensation is the sum of (i) annual base salary at December 31, 2015, as shown in the “2015 Target Total Cash Compensation” table, (ii) target 2015 incentive cash award, as shown in the “2015 Target Total Cash Compensation” table (“Target Bonus”) and (iii) target long-term incentive dollar amount, shown as Target LTI Values in the “2015 Target Total Direct Compensation (TDC)” table (“Target Equity Compensation”).

Management Incentive Plan
In 2015, our named executive officers earned annual cash bonuses under our Management Incentive Plan for Directors and Above (“MIP”), which is the Company’s cash bonus program for eligible associates. The Compensation Committee approved an original program framework that provided for funding 2015 cash bonuses under the MIP upon the Company achieving a pre-established level of combined Western Region Operations and Government Contracts segments PTI for 2015 (“2015 PTI”). If the pre-established funding threshold was met, the Compensation Committee would have the discretion under the framework to fund the MIP within one of three funding ranges, depending on the amount of 2015 PTI achieved. Under this framework, the Company’s actual 2015 PTI would have supported a funding level in the highest of the three possible ranges, which was between 101% - 150% of the target funding level. In February 2016, the Compensation Committee determined, in lieu of using 2015 PTI to determine the funding level under our MIP, to fund such bonuses at $35 million, in accordance with the terms of our Merger Agreement with Centene (the “Merger Agreement”) and as permitted by the terms of the MIP. The Compensation Committee then approved specific awards of these cash bonuses based upon each named executive officer’s performance with regard to, among other things, certain previously established performance factors, as further discussed under “—Analysis of Compensation During Fiscal 2015—Annual Performance-Based Incentive Cash Awards.” We believe the contingent nature of the award of MIP cash bonuses for 2015 reflects our continued emphasis on pay-for-performance.
Performance Stock Units
In 2015, we continued awarding our Oversight Executives (which group includes our named executive officers) annual equity awards consisting of a mix of 75% of the total award value in PSUs and 25% of the total award value in RSUs, in order to continue to align and tie the compensation of our named executive officers to the Company’s performance. However, in 2015 we changed the framework of our annual equity award program such that the PSUs granted to our named executive officers under the program include multiple performance measures, including new strategic operating performance measures in addition to a performance measure based on an EPS metric. Seventy percent of the PSUs awarded as part of the 2015 annual award program would be earned and subject to a three-year vesting period if the Company achieved a pre-established target level of combined Western Region Operations and Government Contracts segments EPS for 2015 (“2015 EPS”) and thirty percent of the PSUs would be earned and subject to a three-year vesting period if the Company achieved certain pre-established strategic operating performance measures in 2015. The changes made to the framework of our 2015 annual equity award program, as compared to our prior equity award programs, were adopted to, among other things, provide for multiple performance measures consistent with market best practices and require the achievement of both financial and strategic operational goals in order to achieve the full target value of the PSUs granted in the program.
On February 13, 2016, the Compensation Committee concluded that the Company met the 2015 EPS target and that the strategic operating performance measures had been achieved. Accordingly, the Compensation Committee determined that 100% of the PSUs granted as a part of our 2015 annual equity award program had been earned, and would vest on the first, second and third anniversaries of the February 20, 2015 grant date subject to the recipient’s continued employment through each vesting date.
We believe that this 75%-25% PSU to RSU value mix subjects a significant portion of our named executive officers’ equity incentive compensation to risk based on Company performance and helps us to achieve a desired level of pay for performance alignment while maintaining incentives to increase long-term stockholder value and satisfying our retention objectives. For additional detail, see the information under “What are the elements of named executive officer compensation and why do we provide each element?—Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” and “—Analysis of Compensation During Fiscal 2015-Long-Term Equity Compensation Program.”
Key Practices and Governance Standards
We are committed to having strong governance standards with respect to our compensation programs and practices. Consistent with this focus, we have the following programs and practices that are mindful of the concerns of our stockholders and best governance.
What We Do

✓	Pay for Performance. Our named executive officers receive the majority of their compensation in performance-based compensation.

✓	Compensation Recovery Policy. We have a formal compensation recovery policy for the recovery of cash- or equity-based incentive compensation and profits realized from the sale of securities from our current executive officers (and certain other employees identified by the Board) following such person’s engagement in certain misconduct that requires the restatement of our financials due to material noncompliance with reporting requirements or conduct constituting “cause” under such employee’s employment agreement. See “—Other Key Policies and Practices—Compensation recovery policy” below for further detail about this policy.

✓
Meaningful Equity Ownership Guidelines.    The Compensation Committee has established equity ownership guidelines that require each of our named executive officers to hold 75% of all “net settled shares” received from the vesting, delivery or exercise of equity awards granted under our equity award plans until the total value of all of his or her qualifying shareholdings equals or exceeds an ownership threshold equal to a multiple of his or her annual base salary. “Net settled shares” generally refers to those shares that remain after payment of (i) the exercise price of stock options or purchase price of other awards, (ii) all applicable withholding taxes, and (iii) any applicable transaction costs.

✓
Double-Trigger Change in Control Equity Accelerations for Employee Grants.    In early 2014, the Compensation Committee, with the input of the Compensation Committee’s independent compensation consultant, determined to eliminate single-trigger accelerated payments of PSUs upon a change in control of the Company commencing with PSU grants made under our 2014 annual equity award program in favor of a double-trigger acceleration provision, due to our commitment to strong governance standards and current best practices. Under the double-trigger acceleration provision, unvested PSUs would accelerate and automatically vest if the PSU recipient experiences a termination by the Company without “cause” or by such recipient for “good reason” on or after a “change in control” of the Company (or, with respect to PSUs granted on or after May 7, 2015, on or within two (2) years following a “change in control” of the Company), in each case, as defined under the 2006 Plan for awards granted prior to May 7, 2015, and as defined under the Amended and Restated 2006 Plan for awards granted on or after May 7, 2015. All outstanding options held by employees are fully vested and all outstanding RSUs held by employees contain double-trigger acceleration provisions.

Under the terms of the Merger Agreement, each RSU and PSU that is not vested as of the effective time of the merger under the Merger Agreement (the “Merger”) and does not become vested solely as a result of the Merger will be adjusted and converted into an award (a “rollover award”) relating to a number of shares of Centene common stock (rounded down to the nearest whole share) equal to the product of the number of shares of Health Net common stock subject to such award multiplied by the “rollover award exchange ratio” but will otherwise remain outstanding subject to the same terms and conditions (including time based vesting conditions) as applied to the award immediately prior to the completion of the Merger. As of the effective time of the Merger, any outstanding performance criteria applicable to any such PSUs will be deemed to have been satisfied at the target level. The “rollover award exchange ratio” is the sum of (1) 0.622 and (2) the quotient of (x) $28.25 in cash divided by (y) the Centene stock value, which is equal to the volume weighted average price per share of Centene common stock on the NYSE on each of the ten consecutive trading days ending with the third complete trading day immediately prior to the closing date, weighted by the total volume of trading in Centene common stock on each such trading day.
PSUs granted in 2013 which remain outstanding and unvested as of the effective time of the Merger will automatically become vested solely as a result of the Merger. PSUs granted in 2014 and thereafter which remain outstanding and unvested as of the effective time of the Merger will not vest as a result of the Merger and will be converted into rollover awards. All outstanding RSUs previously granted to executive officers which remain unvested as of the effective time of the Merger will be converted into rollover awards. The Merger will constitute a “change in control” pursuant to the “double-trigger” provisions of the RSUs and PSUs that will be converted to rollover awards.

✓
Multiple Performance Measures.    PSUs granted under our 2015 annual equity award program provide for multiple performance measures consistent with market best practices and require the achievement of both financial and strategic operational goals in order to achieve the full target value of the PSUs granted in the program.

✓
Multi-Year Vesting Schedules.    We provide for multi-year vesting periods for equity award grants to reinforce a culture in which the Company’s executives remain focused on the Company’s long-term success.

✓
Use of Independent Compensation Consultant.    The Compensation Committee engages its own independent compensation consultant, who performs an annual comprehensive market analysis of our executive compensation programs and pay levels, and confirms their independence on an annual basis.

✓
Risk Management.    Our compensation programs have been designed and are periodically reviewed to ensure that they do not encourage inappropriate risk-taking. See “Executive Compensation—Compensation Risk Assessment” for further discussion.

✓
Anti-Hedging and Anti-Pledging Policy.    Our Insider Trading and Disclosure of Material Insider Information policy prohibits all employees, including our named executive officers, from engaging in certain speculative trading activities, including selling our securities “short,” holding our securities in margin accounts, pledging our securities or engaging in hedging transactions with respect to our securities.

What We Don’t Do

X
No Tax Gross-Up Payments on Perquisites.    We generally do not permit tax gross-up payments in connection with perquisites provided to executive officers, except pursuant to certain Company-wide policies that are limited in nature.

X
No Excise Tax Gross-Ups.    We do not permit tax gross-up payments under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), on severance and change in control pay for any person who became an executive officer after 2007.

X	No Discounting of Stock Options or Repricing of Underwater Options. We expressly prohibit the discounting of stock options and the repricing of underwater stock options.

Impact of 2015 Advisory Vote on the Compensation of Named Executive Officers
In May 2015, we provided stockholders an advisory vote to approve the compensation of our named executive officers (the “say-on-pay proposal”). At our 2015 Annual Meeting of Stockholders, our stockholders approved the compensation of our named executive officers, with over 97% of the votes cast in favor of the say-on-pay proposal. In evaluating our executive compensation program, the Compensation Committee considered the results of the say-on-pay proposal and numerous other factors, as discussed in this CD&A. The Compensation Committee believes the support of our stockholders for the 2015 say-on-pay proposal indicates our stockholders are generally supportive of our approach to executive compensation. As a result of the foregoing, the Compensation Committee concluded that it would retain our compensation program’s emphasis on at-risk, performance-based incentive compensation. The Compensation Committee will continue to monitor and assess our executive compensation program and consider the outcome of our say-on-pay votes when making future compensation decisions for our named executive officers.
What is the role of the Compensation Committee?
The Compensation Committee has the primary authority to structure our compensation programs and establish compensation levels for our executives, including our named executive officers; however, our Board approves final compensation decisions (including any grant of equity awards) with regard to our Chief Executive Officer and our second-highest paid executive. A detailed discussion of the Compensation Committee’s role and responsibilities can be found under “Corporate Governance.”
What are the objectives of our executive officer compensation programs?
Managed care is a complex industry that faces regulatory and marketplace challenges, especially in light of the sweeping changes enacted and proposed under federal health care reform legislation and other state and federal legislation and regulation. In light of the continuing uncertainty throughout our industry, we continue to face challenges in developing our incentive compensation programs and policies. We have found that the pool of executives with the relevant industry experience and skills to provide effective leadership in this complex and uncertain health care environment is limited. Therefore, our compensation program for executive officers and other key employees must remain competitive in the industry to support our goal of attracting and retaining executive talent with the knowledge and leadership capability needed for us to operate successfully and to meet upcoming challenges and opportunities. Of equal importance, our compensation program must (i) motivate our executive officers to meet or exceed our short-term performance objectives and (ii) align the interests of our executives with those of our stockholders by rewarding our executives for results that create long-term stockholder value.

The objectives of our compensation program include:

•
motivating our executive officers and other key employees by aligning pay and performance and subjecting a significant portion of our executive officers’ compensation to the achievement of pre-established performance targets;

•
attracting and retaining highly qualified and talented executive officers and other key employees by providing a total compensation program that is competitive with companies that may pursue a similar pool of executive talent;

•
aligning the interests of our executive officers and other key employees with those of our stockholders through equity-based long-term incentive awards that link executive compensation to stockholder value;

•
providing balanced reward elements with potential upside for exceeding performance targets (capped at a market-competitive level) and significant downside risk for missing performance targets, while rewarding the creation of sustained stockholder value by ensuring that these elements, individually and in the aggregate, do not encourage unnecessary or excessive risk taking;

•	providing a degree of financial certainty and stability to our executive officers and other key employees;

•	considering the affordability of our compensation program and our capacity to fund the program; and

•	promoting the ownership of our stock by our executives.
While these objectives remain consistent over time, the Compensation Committee continuously surveys the industry and environment with the assistance of its independent compensation consultant before making specific decisions on meeting these objectives through our compensation program for a particular year.
What are the elements of named executive officer compensation and why do we provide each element?
Summary of Elements of 2015 Executive Compensation Program Framework

Element	Form	Objectives and Basis

Base Salary	Cash	• Attract and retain skilled executives to drive our success • Offer compensation for core duties • Recognize individual achievements and contributions • Target market median
Annual Performance-Based Incentive Cash Opportunity	Cash
•      Align awards with company financial performance
• Incentivize and motivate executives to meet or exceed our short-term business and financial objectives
• Actual payout is determined by our financial performance and executive’s individual achievements and contributions
•  Target market median

Long-Term Equity Incentive Compensation	PSUs, Service-Based RSUs
•     Align interests of executives with stockholders
•     Retain executives through long-term vesting
•     Performance awards subject to multiple performance measures that pay out if pre-established performance targets are attained
• Target market median, while managing burn rate

Element	Form	Objectives and Basis

Retirement Plans	401(k) Plan, Nonqualified Deferred Compensation Plan, Nonqualified Defined Benefit Pension Plan
•    Provide tax-deferred methods for general savings, including for retirement
•      Provide supplemental retirement income and measure of financial stability and security while building participant’s long-term commitment to us

Severance and Change in Control Benefits	Employment Agreements, Equity Award Agreements, Severance Plans	• Preserve productivity and retention in potentially disruptive restructure and/or change in control situations involving executive’s termination of employment
Limited Perquisites and Other Benefits	Financial Counseling Allowance, Relocation Benefits, Limited Housing Benefits, Group Life Insurance, Limited Car Allowances	• Help executives to manage time and minimize distractions in order to maintain focus on business results
Our use of each of these compensation elements varies among our executive officers, as described in detail in this CD&A. We use each element of compensation to satisfy one or more of our compensation objectives, and each element is an integral part of and supports our overall compensation program. Consistent with our performance-based philosophy, we reserve the largest potential compensation awards for performance-based programs. Our long-term equity compensation program rewards sustained performance and financial growth while aligning the interests of our executive officers with those of our stockholders. Our annual performance-based incentive cash award program rewards short-term financial performance. Taken together, all of the elements of our compensation program help us to attract and retain qualified and capable executive officers. The specific purposes of each element are identified in the descriptions that follow in this CD&A.
Base Salary
Base salaries provide our named executive officers with a degree of financial certainty and stability, compensating them for performing their core job duties and recognizing individual achievements and contributions. The base salary for each of our named executive officers is set forth in their respective employment agreements and is subject to adjustment by the Board or the Compensation Committee (depending on the executive’s level). Further discussion regarding 2015 base salary is presented below under “—How do we determine the amount for each element of executive officer compensation?,” including details on 2015 base salaries for our named executive officers under “—Analysis of Compensation During Fiscal 2015.” For 2015, the Compensation Committee and the Board, as applicable, considered market data, among other things, when determining the amount of the merit increase, if any, to the base salaries of our named executive officers.
Annual Performance-Based Incentive Cash Awards
Annual performance-based incentive cash awards help to motivate our named executive officers to meet or exceed our short-term performance objectives. Each named executive officer is eligible to participate in our annual cash incentive program, the MIP, and has a target bonus amount expressed as a percentage of base salary. Each such executive officer has a maximum bonus opportunity under our annual cash incentive program equal to 200% of his or her individual target bonus amount. In determining the target bonus amount for each named executive officer, the Compensation Committee and Board of Directors, as applicable, considers multiple factors, including market data provided by its independent compensation consultant, as described under “—How do we determine the amount for each element of executive officer compensation?”

The Compensation Committee approved an original program framework for the 2015 MIP that provided for a financial funding measure, 2015 PTI, in combination with a qualitative determination of the Company’s performance based on, among other things, the following three strategic initiatives (the “Strategic Initiatives”):

(i)	reposition the Health Net organization;

(ii)	grow the business; and

(iii)	strengthen enterprise capabilities for the future.

Under the framework, the 2015 MIP was to be funded if the Company met or exceeded a pre-established level of 2015 PTI, which was $511 million. If the pre-established funding threshold was met, the Compensation Committee was to have the discretion to fund the 2015 MIP within one of three funding ranges, depending on the amount of 2015 PTI achieved. PTI as a financial funding measure emphasizes operational performance, which supports the Company’s long-term financial growth and development and rewards the creation of value for our stockholders. Once the Compensation Committee determined the funding range based on PTI, then the Compensation Committee was to consider the Company’s performance with regard to, among other things, the Strategic Initiatives to determine the funding level of the 2015 MIP within the applicable range, which was to also be the company performance score.
In connection with the pending Merger, in February 2016, the Compensation Committee determined, in lieu of using 2015 PTI to determine the funding level under the 2015 MIP, to fund such bonuses at $35 million, in accordance with the terms of the Merger Agreement and as permitted by the terms of the MIP. Under the previously approved 2015 MIP framework, the Company’s actual 2015 PTI of $572.8 million would have supported a funding level in the highest of the three possible ranges, which was between 101% - 150% of the target funding level. The Compensation Committee made such determination based upon the negotiated terms of the Merger Agreement, the Company’s performance in 2015, the inapplicability of certain elements of the Strategic Initiatives in light of the pending Merger and its determination that the Company performed successfully with regard to the remaining Strategic Initiatives. The Compensation Committee and the Board, as applicable, then approved specific awards of these cash bonuses based upon each named executive officer’s performance with regard to, among other things, a number of performance factors in determining actual award amounts paid to each named executive officer. A description of the material terms of the MIP can be found below under “—How do we determine the amount for each element of executive officer compensation?—Analysis of Compensation During Fiscal 2015—Annual Performance-Based Incentive Cash Awards.”
Long-Term Equity Incentive Compensation
Annual grants of equity awards are intended to align the interests of our executive officers with those of our stockholders and link our named executive officers’ compensation to stockholder value.
Equity Grant Guidelines-General.    Each year, the Compensation Committee approves grant guidelines that provide a range of shares available for grant to all employees who are eligible to participate in our equity program, including our named executive officers. When developing grant guidelines for our named executive officers, several factors are typically considered, including but not limited to market median grant values and market trends in equity grant guidelines based on competitive market data provided by Semler, our targeted rate of share usage, or burn rate, participants’ salary grade levels in the organization, participation guidelines, remaining shares available for issuance under our equity plans and longer-term stock price trends. The grant guidelines are designed to deliver competitive equity value to the eligible recipient population and ensure that we maintain our targeted burn rate. The Compensation Committee, in its discretion, may approve grant guidelines and equity awards that are below the market median in order to maintain our targeted burn rate.
Our targeted burn rate attempts to control the rate of dilution for stockholders and provide a reasonable amount of value sharing with our executives. We measure burn rate in stock option equivalents assuming a conversion factor for every full value share granted. Our historical number of diluted weighted average shares outstanding and rate of share usage over the past five years, is shown in the table below.
Stockholder Dilution From Stock Grants: Historic Rates of Usage at Health Net

	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
Diluted Weighted Average Shares	89,970,000	83,112,000	80,404,000	80,777,000	78,358,000
Option-Equivalent Shares Granted	2,055,412	1,907,556	2,001,792	1,540,592	1,226,871
Rate of Share Usage (%)	2.28	2.3	2.49	1.91	1.57

In connection with the pending Merger, the Compensation Committee approved the continuing use in 2016 of the equity grant guidelines established for 2015, adjusting only for changes in the trading price of the Company’s common stock without changing the value of the applicable ranges of shares available for grant, consistent with the terms of the Merger Agreement.
2015 Equity Grant Guidelines.    In December 2014, the Compensation Committee made initial determinations with regard to our targeted burn rate for 2015 and the grant guidelines for equity awards to participants in our 2015 equity award program, including our named executive officers. When determining the grant guidelines, the

Compensation Committee used a “value” approach whereby target equity award values (the “Target LTI Value”) for our named executive officers were determined, and then converted into a target number of full value shares assuming a $48.38 trading price for our common stock, which represented the 20-day average closing price of our common stock as of November 20, 2014. The Compensation Committee approved awards to our named executive officers under our 2015 annual equity award program on February 20, 2015, which was also the grant date of the awards.
Target LTI Value of the long-term incentive awards granted to our named executive officers, including Target LTI Value relative to the 50th percentile of market, are shown in the “2015 Target Long-Term Equity Compensation” table below. For further discussion on how Semler determines the market median and how this data affected the Compensation Committee’s 2015 compensation decisions, please see the discussion below under “—How do we determine the amount for each element of executive officer compensation?—Competitive compensation analysis for fiscal 2015.”
Determinations Regarding Form and Mix of 2015 Equity Awards.   In 2015, we continued awarding our Oversight Executives (which group includes our named executive officers) annual equity awards consisting of a mix of 75% of the Target LTI Value in PSUs and 25% of the Target LTI Value in service-based RSUs. The Compensation Committee determined that it was appropriate to award a significant portion of the long-term incentive grants to our named executive officers in the form of PSUs in order to motivate our executives to achieve optimal performance by closely tying their compensation to the Company’s performance. The Compensation Committee believes that the use of RSUs with service-based vesting supports retention objectives and motivates executives to increase long-term value to our stockholders.
RSUs awarded as part of the 2015 annual award grant vest one-third per year over three years, subject to the recipient’s continued service through each vesting date. However, in 2015 we changed the framework of our annual equity award program such that the PSUs granted to our named executive officers under the program included multiple performance measures, including new strategic operating performance measures in addition to a performance measure based on an EPS metric. Seventy percent of the PSUs awarded as part of the annual award program (the “EPS Awards”) would be earned and subject to a three-year vesting period if the Company achieved 2015 EPS of $3.20, which was a pre-established target level of 2015 EPS in line with our internal business plan and budget at the time such performance goal was established and was based on an assumed number of 77,750,000 fully diluted weighted average shares outstanding. Thirty percent of the PSUs (the “Business Progress Awards”) would be earned and subject to a three-year vesting period if the Company achieved the following pre-established strategic operating performance measures in 2015: (i) execute the Cognizant Services Agreement, (ii) implement a viable succession plan, (iii) maintain regulatory compliance, (iv) achieve margin improvements in our Medicare and commercial businesses and (v) grow profitable state health programs membership in California and Arizona (collectively, the “Business Progress Objectives”). In determining whether the performance measures under the PSUs granted in the 2015 annual equity award program have been achieved, the Compensation Committee had the discretion under the governing equity plan and grant agreements, and consistent with the Merger Agreement, to take into account, among other things, its determination of the impact that the announcement of the Merger and operation of the Company’s business in light of the Merger had on the Company’s ability to achieve the various performance goals.
If the target level of 2015 EPS was achieved, then the EPS Awards would vest on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment through each vesting date. If the Company achieved the Business Progress Objectives in 2015, then the Business Progress Awards would vest on each of the first, second and third anniversaries of the grant date, subject to the recipient’s continued employment through each vesting date. The Compensation Committee believed that a one-year performance period combined with a three-year time-based vesting schedule was appropriate for the PSUs awarded in the 2015 annual award program because at the time of the awards, among other things, the managed care industry continued to be highly complex, experience unprecedented change and face a number of significant regulatory and marketplace challenges.
Our actual 2015 EPS was $3.30, which exceeded the pre-established performance target. In addition, the actual number of fully diluted weighted average shares outstanding for 2015 was approximately 78,358,000, which was greater than the assumed number of 77,750,000 fully diluted weighted average shares outstanding that was used when initially determining the performance target. When reviewing the Company’s achievements with regard to the Business Progress Objectives, the Compensation Committee took into account its determination of the impact that the announcement of the Merger and operation of the Company’s business in light of the Merger had on the Company’s ability to achieve the various performance goals and considered, among other things, the following: the Company successfully implemented a viable succession plan and satisfied its goals relating to maintaining regulatory compliance in 2015; the Company maintained or improved Medicare Advantage Star Ratings in all contracts, including receiving a 4 star rating for our California HMO contract with CMS; the Company successfully developed and implemented various profitability-related initiatives; state health programs revenues, contribution margin and pre-tax income all substantially exceeded the expectations set forth in the Company’s 2015 business plan; state health programs membership in California and Arizona grew in 2015; and efforts toward the commencement of services pursuant to the Cognizant Services Agreement were suspended in connection with the Company’s entry into the Merger Agreement.
Taking into account the above, on February 13, 2016, the Compensation Committee concluded that the Company met the target level of 2015 EPS and that the Business Progress Objectives had been achieved. Accordingly, the Compensation Committee determined that 100% of the PSUs granted as a part of our 2015 annual equity program had been earned, and would vest pro-rata on the first, second and third anniversaries of the February 20, 2015 grant date subject to the recipient’s continued employment through each vesting date.
On July 2, 2015, the Compensation Committee approved the grant of a supplemental equity award to Ms. Hefner in recognition of her achievements in planning and preparing for the commencement of services under the Cognizant Services Agreement, and as a retention tool to incentivize her future efforts to support the Company’s new strategic focus by “unwinding” such actions in preparation for the Merger. Fifty percent of the total award value consisted of PSUs and fifty percent of the total award value consisted of service-based RSUs which would vest one-half per year over two years, subject to Ms. Hefner’s continued service through each vesting date. The PSUs would be earned and subject to a two-year vesting period if Ms. Hefner achieved certain pre-established performance measures by December 31, 2015. The performance measures applicable to Ms. Hefner were as follows: (i) develop and execute a plan to manage Health Net’s customer service and IT functions; and (ii) maintain operational and compliance metrics and redefine roles of vendors to support that outcome. If the performance measures were achieved, then 50% of the PSUs would vest on each of the first and second anniversaries of the grant date, subject to Ms. Hefner’s continued employment through each vesting date.
On February 13, 2016, the Compensation Committee concluded that Ms. Hefner had achieved the performance measures, that the PSUs granted to Ms. Hefner on July 2, 2015 had been earned and that 50% of the PSUs would vest on each of the first and second anniversaries of the grant date, subject to Ms. Hefner’s continued employment through each vesting date. In reaching these conclusions, the Compensation Committee considered, among other things, that Ms. Hefner supported our efforts to realign our strategic objectives consistent with the suspension of the Cognizant Services Agreement by, including but not limited to, successfully realigning associates throughout the Company, working to restructure the Company’s customer service and IT teams and shifting the scope of key suppliers and personnel to support the Company’s new strategic focus.
Retirement Plans
Qualified defined contribution retirement plan-Health Net, Inc. 401(k) Savings Plan (“401(k) Plan”).    We offer the 401(k) Plan to all of our eligible employees, including our named executive officers. The 401(k) Plan allows pre-tax salary deferral contributions of one to thirty percent (1% to 30%) of total eligible compensation up to the Internal Revenue Service maximum limits, including any catch-up contributions for employees age 50 or older. We match one hundred percent (100%) of the first three percent (3%) of eligible compensation contributed by an employee to the 401(k) Plan and match an additional fifty percent (50%) of the next two percent (2%) of eligible compensation contributed by an employee. All matching contributions made in 2015 were one hundred percent (100%) vested when made. Named executive officers may not elect Health Net, Inc. Common Stock as an investment option in the 401(k) Plan. Messrs. Gellert, Woys and Sell and Ms. Hefner participated in the 401(k) Plan during 2015 and each received matching contributions or matching contribution commitments of $10,600.
Nonqualified voluntary deferred compensation plan-Health Net, Inc. Deferred Compensation Plan (“Deferred Compensation Plan”).    Our named executive officers and certain of our other management employees are eligible to defer certain compensation under the Deferred Compensation Plan, which permits personal savings beyond the IRS contribution limits on qualified plans and may provide certain tax benefits. The Compensation Committee believes the opportunity to defer compensation is a competitive benefit, enhancing our ability to attract and retain talented managers while building plan participants’ long-term commitment to Health Net. The return on the deferred amounts is linked to the performance of market-based investment choices made available to participants under the plan. None of our named executive officers elected to participate in the Deferred Compensation Plan in 2015. A description of the material terms of the Deferred Compensation Plan can be found below under “Executive Compensation—Nonqualified Deferred Compensation for 2015.”
Nonqualified defined benefit pension plan-Health Net, Inc. Supplemental Executive Retirement Plan (“SERP”).    We maintain a nonqualified supplemental executive retirement program, which provides a very limited number of our executives with supplemental retirement income beyond the IRS contribution limits for qualified plans, affording participants a measure of financial stability and security and building the participants’ long-term commitment to Health Net. The Compensation Committee has been extremely selective in approving participants in the SERP. Messrs. Gellert and Woys are the only named executive officers who participate in the SERP. Messrs. Gellert and Woys are 100% vested in their accounts under the SERP. A description of the material terms of the SERP can be found below under “Executive Compensation—Pension Benefits for 2015.”

Severance and Change in Control Benefits
We have entered into employment agreements with each of our named executive officers, pursuant to which they generally are eligible for severance and change in control benefits from Health Net. The severance and change in control payments and benefits provided under the employment agreements are independent of other elements of compensation. In 2014, the Compensation Committee, with input from its independent compensation consultant, determined to eliminate single-trigger acceleration for PSU awards starting with the PSU awards granted in 2014, due to our commitment to strong governance standards and current best practices. This action codified double trigger provisions across all of our employee equity vehicles going forward. A description of the material terms of our severance and change in control arrangements can be found below under “Executive Compensation—Severance and Change in Control Arrangements.”
The Compensation Committee believes that employment agreements with our named executive officers benefit Health Net by clarifying the terms of their employment and ensuring that we are protected by non-solicitation, non-disclosure and compensation recovery provisions. The Compensation Committee believes that severance and change in control benefits are necessary to attract and retain senior talent in the managed care industry, which protects the interests of our stockholders. Our severance and change in control arrangements are designed to attract key employees, preserve employee morale and productivity and encourage retention in the face of the potentially disruptive impact of internal restructuring activities or an actual or potential change in control. In addition, these benefits allow executives to assess takeover bids objectively without regard to the potential impact on their own job security. We do not permit tax gross-up payments under Section 280G of the Code on severance and change in control pay for any person who became an executive officer after 2007. Messrs. Gellert and Woys are the only named executive officers that are entitled to such gross-up payments, which are provided for in each of their long-standing employment agreements. However, as indicated in the table below under “Executive Compensation—Potential Payments Upon Change in Control or Termination”, neither executive would trigger excise tax or related tax gross-up payments upon a change in control, assuming a change in control occurred on December 31, 2015. In addition, Ms. Hefner and Messrs. Sell and Tough’s employment agreements provide that, to the extent that any change in control payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Code, such payments and/or benefits may be subject to a “best pay cap” reduction to the extent necessary so that the executive receives the greater of the (i) net amount of the change in control payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (ii) net amount of the change in control payments and benefits without such reduction.
The Compensation Committee periodically reviews payments, benefit levels and the estimated costs related to our severance and change in control arrangements in order to ensure that such arrangements continue to serve Health Net’s and our stockholders’ best interests in retaining key executives.
The Merger will constitute a “change in control” under each of these employment agreements.
Limited Perquisites and Other Personal Benefits
General.    We provide our named executive officers with various perquisites and personal benefits, which serve as important recruiting and retention tools.
We generally do not permit tax gross-up payments in connection with perquisites provided to executive officers, except pursuant to certain Company-wide policies which are limited in nature. Under our Company-wide relocation policy, we provide tax gross-up payments with respect to standard relocation benefits. Under our Company-wide policy relating to spousal travel, we also provide tax gross-up payments relating to spousal travel for limited Company-sponsored events, which typically include sales and broker events that serve as an important part of our business. The Compensation Committee determined it is appropriate to continue to provide tax gross-up payments with respect to these perquisites, to the extent permitted by applicable tax law, because such tax gross-up payments serve an important recruiting and retention function and are broad-based benefits provided to all employees and are not limited to our executive officers.
Financial Counseling.    All named executive officers are entitled to reimbursement of $5,000 per year for costs incurred for personal financial counseling services, including tax preparation, estate and/or tax planning. We provide these benefits to assist our named executive officers to efficiently manage their time and financial affairs, minimize distractions and maintain focus on business issues.
Relocation Benefits/Engagement Bonuses.    In order to prevent geographic restrictions on our recruitment and hiring opportunities, we periodically provide new hires with relocation benefits and/or engagement bonuses. All of our exempt professional employees, including our named executive officers, are eligible to receive relocation benefits as part of our relocation policy when it is determined that relocation is desired and/or required due to the specific circumstances of the assignment. In addition, under our relocation policy, we provide tax gross-up payments for income taxes paid in connection with this benefit. Our relocation policy does not compensate participants for any loss on the sale of their homes. None of our named executive officers received relocation benefits in 2015.
Housing Allowance/Temporary Living Expenses.    We provide corporate housing to Mr. Gellert pursuant to the terms of his long-standing employment agreement, as described in the “All Other Compensation” table. This permits him to reside close to our corporate headquarters in Woodland Hills and perform his daily duties as our Chief Executive Officer while he continues to maintain his personal residence in the San Francisco area. For a portion of 2015, we also paid for Ms. Hefner’s reasonable temporary living expenses in Northern California as a result of her frequent required travel to our offices in Northern California during that time.
Life Insurance.    We provide Company-paid group term life insurance pursuant to a broad-based plan to all of our eligible employees, including our named executive officers, in an amount equal to one times base salary. All of our eligible employees, including our named executive officers, may purchase additional life insurance for themselves and/or their dependents at their own expense.
Automobile Allowance or Company Car.    Although our automobile allowance program was terminated in 2003 after a review of market practices, individuals participating in the program at the time of its termination, including Messrs. Gellert, Woys and Sell and Ms. Hefner, were “grandfathered” under the program and continue to receive this benefit. During 2015, Mr. Gellert was provided with a Company car in lieu of a cash automobile allowance and Mr. Woys, Mr. Sell and Ms. Hefner received a monthly automobile allowance, as described below under “Executive Compensation—Summary Compensation Table” and “Executive Compensation—All Other Compensation Table.”
Physical Exams.    All of our named executive officers are required, on an annual basis, to undergo a physical examination. We reimburse the executive for any out-of-pocket expenses relating to the physical examination that are not otherwise covered by the executive’s health insurance plan. The purpose of this policy is to ensure proactive health management for our executive officers.
The perquisites and other personal benefits described above are disclosed and quantified below under “Executive Compensation—Summary Compensation Table” and “Executive Compensation—All Other Compensation Table” and described under “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table.”
How do we determine the amount for each element of executive officer compensation?
We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. The Board and the Compensation Committee use comparative market data as a guide in reviewing and determining base salaries, annual performance-based incentive cash awards and long-term equity incentive compensation, as discussed below. The Board and the Compensation Committee also consider our target total direct compensation when making compensation determinations with respect to each component of compensation. The Board’s and the Compensation Committee’s approach each year is to consider competitive compensation practices and relevant factors rather than establishing compensation at specific benchmark percentiles. This enables us to respond to dynamics in the labor market and provides us with flexibility in maintaining and enhancing our executive officers’ engagement, focus, motivation and enthusiasm for our future.
In addition to the factors described in the paragraph above, the Board and the Compensation Committee, as applicable, determine the compensation levels for our named executive officers on an annual basis by considering numerous factors, including the following:

•	analyses of competitive compensation practices;

•	information and advice from the independent compensation consultant engaged by the Compensation Committee;

•	each executive’s individual performance and the performance of his or her business unit or functional unit;

•	our performance, including financial performance;

•	labor market conditions, including any retention concerns;

•
historical compensation, including the progression of salary increases over time compared to the individual’s development and performance, and the unvested and vested value underlying outstanding equity awards;

•	motivational factors and the potential to assume increased responsibilities within Health Net;

•	the recommendations of our Chief Executive Officer, Chief Financial and Operating Officer and/or Senior Vice President, Organization Effectiveness and Chief People Officer, as applicable; and

•	compensation levels of other internal executives.
We do not have a pre-defined framework that determines which of these factors may be more or less important, and the emphasis placed on specific factors may vary among the executives. As further discussed herein, in assessing the Company’s performance and individual performance with respect to certain previously established criteria for cash bonus and equity awards for 2015, the Board and the Compensation Committee took into account their respective determinations of the impact that the announcement of the Merger and operation of the Company’s business in light of the Merger had on the Company’s ability to achieve the various performance goals. In addition, in 2016, we were restricted by the terms of the Merger Agreement when determining the compensation levels of our named executive officers under the 2015 MIP and the Company’s 2016 compensation program. Ultimately, it is the judgment of the Compensation Committee, with input from our Chief Executive Officer, Chief Financial and Operating Officer and/or Senior Vice President, Organization Effectiveness and Chief People Officer, as applicable, that determines compensation for our named executive officers other than our Chief Executive Officer and our second-highest paid executive officer. The Compensation Committee approves the compensation for our Chief Executive Officer and our second-highest paid executive officer, subject to the approval of the independent members of our Board. The compensation recommendations for the second-highest paid executive also include input from our Chief Executive Officer.
As indicated above, while the Board and the Compensation Committee use market data as one factor in making their respective compensation determinations, neither relies solely on market data to make these decisions. Further, as stated below, based on input received from the Compensation Committee’s independent compensation consultant, the Board and the Compensation Committee use market data from our “modeled peer group” to address consolidation in our industry and inconsistencies among our traditional peer group companies. For further discussion on the market data provided by Semler and how this data affected the Board’s and the Compensation Committee’s 2015 compensation decisions, see below under “—Competitive compensation analysis for fiscal 2015.”
Emphasis on long-term, performance-based compensation
Consistent with our philosophy to align total compensation paid to our named executive officers with long-term stockholder interests, the Board and the Compensation Committee generally endeavor to set target total direct compensation such that more than half of our executive officers’ annual compensation is in the form of long-term equity, rather than cash, and is oriented to rewarding longer-term performance, as opposed to annual performance. For further discussion on the pay mix percentages, see above under “—Executive Summary—Linking 2015 Named Executive Officer Compensation to Performance.”

Consultants and advisors
Since May 2007, Semler has been the Compensation Committee’s exclusive compensation consultant. During that time, Semler has provided services to the Compensation Committee primarily related to executive compensation and compensation risk analysis and services to the Governance Committee related to director compensation. Semler did not provide any other services to Health Net in 2015.
The Compensation Committee utilized its sole discretion to retain Semler in 2015 as its compensation consultant in order to assist the Compensation Committee in carrying out its responsibilities. Semler reports directly and exclusively to the Compensation Committee with respect to executive compensation matters and the Compensation Committee is directly responsible for appointing Semler, determining its compensation levels and overseeing the work performed by Semler.
During 2015, Semler provided the following services to the Compensation Committee:

•	market survey analysis;

•	peer group competitive review;

•	review of market trends in executive compensation;

•	review of recent regulatory requirements related to executive compensation;

•	assessment of stockholder advisory firms’ executive compensation policies and implications for the Company’s practices;

•	assessment of the Company’s compensation policies and practices as they relate to risk management practices and potential risk-taking incentives;

•	review of the Compensation Committee charter;

•	advice regarding the Company’s active equity plan, including with regard to additional share authorization request and plan amendment;

•	advice regarding competitive levels of executive base salaries, annual performance-based incentive cash awards and annual equity awards;

•	advice regarding management’s proposed salary structure, equity vehicles and grant guidelines for 2016; and

•	advice and assessment, as needed, regarding ad-hoc requests throughout the year (e.g., new hire compensation, transaction-related implications).
The Governance Committee has the sole authority, as it deems appropriate, to retain or terminate Semler in order to assist the Governance Committee in carrying out its responsibilities with respect to non-employee director compensation. With respect to non- employee director compensation matters, Semler reports directly and exclusively to the Governance Committee, and the Governance Committee has the sole authority to approve Semler’s fees and other retention terms that relate to such work.
During 2015, Semler provided the following services to the Governance Committee with regards to non-employee director compensation:

•	market survey analysis;

•	peer group competitive review;

•	review of market trends in director compensation; and

•	advice regarding competitive levels for annual retainers and committee fees and competitive levels and forms of equity compensation.
Competitive compensation analysis for fiscal 2015
Although the Board and the Compensation Committee used data from a traditional “peer group” of companies in the health care industry to help determine compensation for our named executive officers in 2015, the health care companies in our traditional peer group were not similar to us in size, revenue, market position and other factors. Therefore, as recommended by Semler, the Board and the Compensation Committee also utilized several other sources of data to perform competitive compensation analysis for fiscal year 2015 in order to develop a complete and comprehensive comparison to peer companies.
In October 2014, Semler provided the Compensation Committee with a competitive compensation analysis based on a market overview approach that considered four data sources: (i) a “modeled peer group,” comprised of general industry survey data adjusted for the historical relationship with the Company’s traditional peer group over the last five years and using regressions to establish scope consistent with our revenue; (ii) “managed care and general industry” survey data developed by Mercer, Towers Watson and Equilar, which includes both public and private managed care companies; (iii) a “cost of management” analysis that provides information about what other companies are paying by pay rank and in the aggregate for their top positions; and (iv) “traditional peer group” proxy data as reported for the named executive officers of ten peer companies. In July 2014, as recommended by Semler, the Board and the Compensation Committee expanded the Company’s “traditional peer group” to include five additional public and private managed care companies, increasing the total number of peers in the Company’s “traditional peer group” to ten. The Compensation Committee approved this approach to competitive assessment because it helped to address the ongoing consolidation in our industry as well as inconsistencies (size, market position, revenue, etc.) among our traditional peer group companies.
On Semler’s recommendation, the Compensation Committee relied primarily on the “modeled peer group” data and used the “cost of management” analysis and “traditional peer group” proxy data as points of reference in determining the targeted compensation structure of our named executive officers in 2015.
In October 2014, Semler advised that the 2015 total target direct compensation for our Oversight Executives remains competitive as a whole taking into account the Company’s relative size and assuming “target” achievement of both the cash bonus opportunity under the MIP and performance-vested long term incentive opportunity. Market data obtained for purposes of competitive compensation analysis was only one factor used in determining 2015 compensation for our named executive officers. Other factors are described above under “—How do we determine the amount for each element of executive officer compensation?”

Details concerning the surveys used are summarized below:

Type of Survey Group/Data	Companies in Group/Data
Modeled Peer Group-General industry survey data adjusted for the historical relationship with our Traditional Peer Group (which is detailed below) over the last five years and using regressions to establish scope consistent with our revenue
Towers Watson General Industry Survey-All participants.
Managed Care and General Industry- Survey data developed by Mercer and Towers Watson, which includes both public and private managed care companies.
Aetna, Inc.; AFLAC, Inc.; Blue Cross/Blue Shield of NC and TN, respectively; Blue Shield of CA; Cambia Health Solutions, CareFirst Blue Cross Blue Shield, Centene Corp., CIGNA Corp.; CNO Financial Group Inc.; Coventry Health Care, Inc.; Emblem Health, Florida Blue, Health Care Service Corp.; HealthSpring, Inc., Highmark, Inc.; Horizon Blue Cross Blue Shield of New Jersey; Humana, Inc.; Kaiser Foundation Health Plan; Principal Financial Group, Inc.; UnitedHealth Group, Inc.; Wellcare Health Plans; and WellPoint, Inc.

Cost of Management Analysis-Provides information about what other companies are paying by rank and in the aggregate for their top positions	Towers Watson General Industry Survey-All participants.
Traditional Peer Group-Proxy data from competitor companies in the healthcare industry
Aetna, Inc.; Centene Corporation; CIGNA Corp.; Humana, Inc.; Magellan Health Inc.; Molina Healthcare Inc.; UnitedHealth Group, Inc.; Universal American Corp.; Wellcare Health Plans; and WellPoint, Inc.

Management involvement in compensation decisions
In addition to market and other factors, the Board and the Compensation Committee consider input from our Chief Executive Officer, Chief Financial and Operating Officer and/or Senior Vice President, Organization Effectiveness and Chief People Officer, as applicable, in making their respective decisions regarding the compensation of the other named executive officers.
In the first quarter following the performance year, our Chief Executive Officer, Chief Financial and Operating Officer and our Senior Vice President, Organization Effectiveness and Chief People Officer, conduct a formal assessment (including obtaining individual self-assessments) of each named executive officer’s performance, including with respect to the performance factors developed for use in connection with our annual incentive cash award program. For additional detail on how our annual performance-based incentive cash awards are determined, see below under “—Analysis of Compensation During Fiscal 2015—Annual Performance-Based Incentive Cash Awards.” Our Chief Executive Officer then provides the Compensation Committee with his assessment of the Company’s performance during the performance year and our Chief Executive Officer and Chief Financial and Operating Officer, as applicable, provide the results of the formal assessment of the other named executive officers, and provide recommendations for each of the other named executive officer’s compensation, including salary adjustments, bonus payouts and equity grants, based on these assessments. The Compensation Committee uses these assessments and recommendations as a basis for its compensation decisions regarding our named executive officers and for its recommendation with regard to the compensation of our Chief Executive Officer and second-highest paid executive, which then must be approved by the independent members of the Board. The compensation recommendations for the second-highest paid executive also include input from our Chief Executive Officer.
The evaluation of our Chief Executive Officer is a formal process whereby all members of our Board have the opportunity to provide input on our Chief Executive Officer’s performance, including with regard to applicable performance factors. Our Chief Executive Officer provides a self-assessment to the independent members of the Board each year, and each such Board member is then asked to evaluate our Chief Executive Officer’s achievements. The individual independent Board members’ evaluations are consolidated and sent back to each independent Board member. The Compensation Committee uses this consolidated feedback as a basis for its recommendation with regard to the compensation of our Chief Executive Officer, including salary adjustments, bonus payouts and equity grants, which then must be approved by the independent members of the Board.

Analysis of Compensation During Fiscal 2015
General.    In 2015, we provided our named executive officers with target total direct compensation that ranged from 71% to 102% of the 50th percentile of the market. This included the following components: (i) base salaries that ranged from 85% to 114% of the 50th percentile of the market, (ii) target annual incentive cash award opportunities under our MIP that ranged from 68% to 105% of the 50th percentile of the market, and (iii) target long-term equity compensation that ranged from 65% to 100% of the 50th percentile of the market. In addition, consistent with our objectives of linking executive pay with performance and aligning the interests of our executives with those of our stockholders, we continued our practice of placing an emphasis on long-term incentive awards, which comprised approximately 68% of target total direct compensation for our Chief Executive Officer and approximately 52%, on average, for our other named executive officers as a group in 2015. For purposes of this CD&A, we consider the “competitive range” to be between 90% and 110% of the 50th percentile of market for cash based compensation data and between 85% and 115% of the 50th percentile of market for compensation data including an equity component given the greater variability in equity market data.
Base Salary.    The table below shows the base salary, and includes a description of the market positions of the base salaries, for each of the named executive officers as of December 31, 2015 and the percentage increase in such base salary compared to each named executive officer’s base salary as of December 31, 2014.
2015 Base Salary Review

Named Executive Officer	Base Salary at 12/31/15		% increase from 12/31/14
Jay M. Gellert President and Chief Executive Officer	1,230,000	(1)	0%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	787,838	(2)	3%
Juanell Hefner Chief Administration Officer	546,351	(3)	3%
Steven D. Tough President, Government Programs	576,823	(4)	3%
Steven J. Sell President, Western Region Health Plan	557,304	(5)	3%

(1)	Mr. Gellert’s base salary of $1,230,000 at December 31, 2015 was above the 50th percentile of market of $1,083,000 for his position and above the competitive range for his position.
(2)	Mr. Woys’ base salary of $787,838 at December 31, 2015 was above the 50th percentile of market of $750,000 for his position and within the competitive range for his position.
(3)	Ms. Hefner’s base salary of $546,351 at December 31, 2015 was below the 50th percentile of market of $575,000 for her position and within the competitive range for her position.
(4)	Mr. Tough’s base salary of $576,823 at December 31, 2015 was below the 50th percentile of market of $675,000 for his position and below the competitive range for his position.
(5)	Mr. Sell’s base salary of $557,304 at December 31, 2015 was below the 50th percentile of market of $625,000 for his position and below the competitive range for his position.

Annual Performance-Based Incentive Cash Awards.    For each of our named executive officers, the executive’s target incentive opportunity as a percentage of base salary remained the same in 2015, as compared to 2014. The table below shows our 2015 target annual incentive cash award opportunities and positions relative to the 50th percentile of the market.

2015 Target Annual Incentive Cash Award Opportunity

Named Executive Officer	2015 Target Annual Incentive Cash Award (% of Base Salary at 12/31/2015)(1)	2015 Target Annual Incentive Cash Award(1)	50th Percentile of Market	2015 Target Annual Incentive Cash Award Compared to 50th Percentile of Market(1)(2)
Jay M. Gellert President and Chief Executive Officer	135%	$1,660,500	$1,701,000	98%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	100%	787,838	750,000	105%
Juanell Hefner Chief Administration Officer	80%	437,081	460,000	95%
Steven D. Tough President, Government Programs	80%	461,458	675,000	68%
Steven J. Sell President, Western Region Health Plan	80%	445,843	594,000	75%

(1)
Target 2015 annual incentive cash awards are calculated based on the executive’s base salary at December 31, 2015. Target 2015 annual incentive cash awards are calculated under the original framework of the 2015 MIP approved by the Compensation Committee in December 2014 and assume a Company Performance Score of 100% and Individual Performance Scores (as described below) for each named executive officer equal to 100%.

(2)
Describes 2015 target annual incentive cash award as a percentage of 50th percentile of market based on the competitive market data provided by Semler. See discussion above under “—Competitive compensation analysis for fiscal 2015.”

Under the original framework of the 2015 MIP approved by the Compensation Committee in December 2014, the actual payment amount of each named executive officer’s annual incentive cash award was to be determined by (i) multiplying the executive’s annual base salary at December 31, 2015 and his or her individual target award percentage, and then (ii) multiplying the result of the foregoing by the Company Performance Score and further (iii) multiplying the result of the foregoing by such executive’s Individual Performance Score, as illustrated below:
(Annual Base Salary x Target Award Percentage) x Company Performance Score x Individual Performance Score = Annual Incentive Cash Award Payout
Additionally, in no event could the annual incentive cash award payout to any named executive officer exceed 200% of his or her individual target bonus amount.
Under the original framework of the 2015 MIP, the funding level of the 2015 MIP was to range from 0% of the target funding level, if the pre-established performance threshold of $511 million of 2015 PTI was not reached, to up to 150% of the target funding level, if the pre-established performance target of $551 million of 2015 PTI, which was in line with our internal business plan and budget at the time the funding target was established, was exceeded. If the pre-established funding threshold was met, the Compensation Committee would have had the discretion to fund the 2015 MIP within one of three funding ranges, depending on the amount of 2015 PTI achieved. The three funding ranges were as follows:

•	if 2015 PTI is within $511 million to $531 million, then 2015 MIP will be funded from 50% to 75% of the target funding level;

•	if 2015 PTI is within $532 million to $551 million, then 2015 MIP will be funded from 76% to 100% of the target funding level; and

•	if 2015 PTI is greater than $551 million, then 2015 MIP will be funded from 101% to 150% of the target funding level.
Once the Compensation Committee determined the funding range based on PTI, the Compensation Committee was to consider the Company’s performance with regard to, among other things, the Strategic Initiatives, to determine the funding level within the appropriate funding range, which would have also served as the Company Performance Score.

In connection with the pending Merger, in February 2016, the Compensation Committee determined, in lieu of using 2015 PTI to determine the funding level under the MIP, to fund such bonuses at $35 million, in accordance with the terms of the Merger Agreement and as permitted by the terms of the MIP. The Company’s actual 2015 PTI was $572.8 million, which would have supported funding the 2015 MIP at a funding level in the highest of the three possible ranges, which was between 101% - 150% of the target funding level. In addition, the $35 million funding level would have correlated to approximately 127% of the target funding level, assuming a 100% Individual Performance Score for each participant at our targeted participation rate, which would have been within the original Committee-determined funding range applicable to the Company's actual 2015 PTI performance. The Compensation Committee made such determination based upon the negotiated terms of the Merger Agreement, the Company’s performance in 2015, the inapplicability of certain elements of the Strategic Initiatives in light of the pending Merger and its determination that the Company performed successfully with regard to the remaining Strategic Initiatives. The Compensation Committee then approved specific awards of these cash bonuses based upon each named executive officer’s performance with regard to, among other things, certain previously established Performance Factors, as defined below. Such awards were calculated by (i) multiplying the executive’s annual base salary at December 31, 2015 by his or her individual target award percentage, and then (ii) multiplying the result of the foregoing by such executive’s Individual Performance Score. For additional detail, see the information under “—What are the elements of named executive officer compensation and why do we provide each element?—Annual Performance-Based Incentive Cash Awards.”
To determine each named executive officer’s Individual Performance Score, which may range from 0% to 200%, Mr. Gellert presented to the Compensation Committee performance evaluations for Mr. Woys and Ms. Hefner, as well as a self-evaluation of his own performance for 2015, and Mr. Woys presented to the Compensation Committee performance evaluations for Messrs. Sell and Tough. Mr. Gellert’s and Mr. Woys’ evaluations included, among other things, an assessment of the named executive officers’ performance with respect to the following performance factors: (i) individual and/or business unit contributions to 2015 combined Western Region and Government Contracts PTI, Western Region Operations year-end total medical membership, combined Western Region Operations and Government Contracts segment revenues, Western Region Operations total MCR, Western Region Operations general & administrative expense ratio, GAAP EPS, and Combined Western Region Operations and Government Contracts EPS; (ii) individual and/or business unit contributions to the achievement of the Strategic Initiatives; (iii) leadership; (iv) talent development; (v) succession planning; (vi) regulatory and operational compliance; (vii) organizational climate; (viii) successful responses to changing market conditions, including, but not limited to, changes resulting from health care reform, to ensure the Company is well positioned for 2015 and beyond; (ix) business unit performance and operations; and (x) process improvements to drive enterprise outcome (collectively, the “Performance Factors”). The Performance Factors were not an exhaustive listing of factors to be considered and were intended to be subjective factors. In addition, no single factor was to be determinative, nor must all factors have been considered with respect to a particular individual. Mr. Gellert recommended to the Compensation Committee Mr. Woys’ and Ms. Hefner’s Individual Performance Score while Mr. Woys recommended to the Compensation Committee Messrs. Sell’s and Tough’s Individual Performance Scores.
The Compensation Committee then made a final determination, in its sole and absolute discretion, as to the Individual Performance Score for each named executive officer after considering Mr. Gellert’s and Mr. Woys’ recommendations, reviewing the individual’s performance with respect to the Performance Factors, among other things, and considering its own observations and assessments of our named executive officers and Health Net’s performance in 2015, taking into account, among other things, the impact of the announcement of the proposed Merger and the operation of the business in light thereof. The Compensation Committee approved Messrs. Sell’s and Tough’s Individual Performance Scores as recommended by Mr. Woys of 170% and 110%, respectively and approved Ms. Hefner’s Individual Performance Score as recommended by Mr. Gellert of 110%. For each of Mr. Gellert and Mr. Woys (our second-highest paid executive), the Compensation Committee recommended an Individual Performance Score of 200% to the Board, which the Board approved. When approving the Individual Performance Scores of our named executive officers, the Compensation Committee and the Board, as appropriate, considered each named executive officer’s individual and business unit contributions to the Performance Factors among other things, including, but not limited to, the following: (i) Mr. Gellert’s leadership and significant contributions in support of the Company’s successful performance with regard to the Strategic Initiatives, positioning the Company to continue to benefit from the unprecedented changes in the managed care industry, and negotiating and effectuating the Merger Agreement; (ii) Mr. Woys’ significant contributions to the economic success of the Company through his leadership and guidance, as well as his contributions in negotiating and effectuating the Merger Agreement and preparing for the close of the proposed Merger; (iii) Ms. Hefner’s significant contributions in preparing for the commencement of services under the Cognizant Services Agreement and the subsequent “unwinding” of such efforts, including efforts to support IT infrastructure after the suspension of the Cognizant Services Agreement to improve our business operations that provide customer services to our members; (iv) Mr. Tough’s significant contributions in support of our Government Contracts segment, including growing the State Health and Government Programs businesses and responding to the Department of Defense’s request for proposal for the next generation of the TRICARE contract; and (v) Mr. Sell’s significant contributions in increasing the Company’s Western Region and California health plan enrollment in 2015, including his leadership and guidance in marketing efforts and in the Arizona business.
Target Total Cash Compensation.    The table below shows where target total cash compensation (defined as the sum of (i) base salary at December 31, 2015 and (ii) target annual performance-based incentive cash award) for 2015 was positioned in relation to the competitive market data for each of our named executive officers.
2015 Target Total Cash Compensation

Named Executive Officer	Base Salary at 12/31/2015 (% increase from 12/31/14)	Target 2015 Incentive Cash Award (% of Base Salary)	Target 2015 Incentive Cash Award	Target Total Cash Compensation (TTC)(1)	50th Percentile of Market	TTC as % of 50th Percentile of Market(2)
Jay M. Gellert	$1,230,000	135%	$1,660,500	$2,890,500	$2,783,000	104%
President and Chief Executive Officer	(0%)
James E. Woys	$787,838	100%	$787,838	$1,575,676	$1,500,000	105%
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	(3%)
Juanell Hefner	$546,351	80%	$437,081	$983,432	$1,035,000	95%
Chief Administration Officer	(3%)
Steven D. Tough	$576,823	80%	$461,458	$1,038,281	$1,350,000	77%
President, Government Programs	(3%)
Steven J. Sell	$557,304	80%	$445,843	$1,003,147	$1,219,000	82%
President, Western Region Health Plan	(3%)

(1)	Target total cash compensation is the sum of (i) base salary at December 31, 2015 and (ii) target 2015 actual incentive cash award.
(2)
Describes target total cash compensation as a percentage of 50th percentile of market based on the competitive market data provided by Semler. See discussion above under “—Competitive compensation analysis for fiscal 2015.”

Actual Total Cash Compensation.    The table below shows where actual total cash compensation (defined as the sum of (i) base salary at December 31, 2015 and (ii) actual 2015 annual performance-based incentive cash paid) for 2015 was positioned in relation to target total cash compensation for 2015.
2015 Actual Total Cash Compensation

Named Executive Officer	Base Salary at 12/31/2015	Actual 2015 Incentive Cash Award (% of Base Salary)	Actual 2015 Incentive Cash Award Paid	Actual Total Cash Compensation (ATC)	Target Total Cash Compensation (TTC)	ATC as % of TTC
Jay M. Gellert President and Chief Executive Officer	$1,230,000	270%	$3,321,000	$4,551,000	$2,890,500	157%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	$787,838	200%	$1,575,676	$2,363,514	$1,575,676	150%
Juanell Hefner Chief Administration Officer	$546,351	88%	$480,789	$1,027,140	$983,432	104%
Steven D. Tough President, Government Programs	$576,823	88%	$507,604	$1,084,427	$1,038,281	104%
Steven J. Sell President, Western Region Health Plan	$557,304	136%	$757,933	$1,315,237	$1,003,147	131%

Long-Term Equity Compensation Program.    As discussed above under “—What are the elements of named executive officer compensation and why do we provide each element?—Long-Term Equity Incentive Compensation—2015 Equity Grant Guidelines,” the 2015 annual equity grants were made using the Target LTI Value approach. The table below shows where Target LTI Values set for 2015 were positioned in relation to the competitive market data for each of our named executive officers.
2015 Target Long-Term Equity Compensation

Named Executive Officer	Target LTI Values(1)	50th Percentile of Market	Target LTI Value as % of 50th Percentile of Market(2)
Jay M. Gellert President and Chief Executive Officer	$6,200,000	$6,200,000	100%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	$1,883,000	$1,883,000	100%
Juanell Hefner Chief Administration Officer	$1,050,000	$1,169,000	90%
Steven D. Tough President, Government Programs	$1,050,000	$1,611,000	65%
Steven J. Sell President, Western Region Health Plan	$1,050,000	$1,332,000	79%

(1)
Target LTI Values vary from the grant date fair values shown for such awards in the “Summary Compensation Table.” For a description of how Target LTI Values are determined, see discussion above under “—What are the elements of named executive officer compensation and why do we provide each element?—Long-Term Equity Incentive Compensation—2015 Equity Grant Guidelines.” For a description of how the grant date fair values shown for such awards in the “Summary Compensation Table” are determined, see the footnotes thereto.

(2)
Describes Target LTI Values as a percentage of 50th percentile of market based on the competitive market data provided by Semler. See discussion above under “—Competitive compensation analysis for fiscal 2015.”

Target Total Direct Compensation.    The table below shows where target total direct compensation (defined as the sum of (i) target total cash compensation and (ii) Target LTI Value) for 2015 was positioned in relation to the competitive market data for each of our named executive officers.
2015 Target Total Direct Compensation (TDC)

Named Executive Officer	Target Total Cash Compensation (TTC)	Target LTI Values(1)	Target TDC	TDC 50th Percentile of Market	Target TDC as % of 50th Percentile of Market(2)
Jay M. Gellert President and Chief Executive Officer	$2,890,500	$6,200,000	$9,090,500	$8,983,000	101%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	$1,575,676	$1,883,000	$3,458,676	$3,383,000	102%
Juanell Hefner Chief Administration Officer	$983,432	$1,050,000	$2,033,432	$2,204,000	92%
Steven D. Tough President, Government Programs	$1,038,281	$1,050,000	$2,088,281	$2,961,000	71%
Steven J. Sell President, Western Region Health Plan	$1,003,147	$1,050,000	$2,053,147	$2,551,000	80%

(1)
Target LTI Values vary from the grant date fair values shown for such awards in the “Summary Compensation Table.” For a description of how Target LTI Values are determined, see above under “—What are the elements of named executive officer compensation and why do we provide each element?—Long-Term Equity Incentive Compensation—2015 Equity Grant Guidelines.” For a description of how the grant date fair values shown for such awards in the “Summary Compensation Table” are determined, see the footnotes thereto.

(2)
Describes target total direct compensation as a percentage of 50th percentile of market based on the competitive market data provided by Semler. See discussion above under “—Competitive compensation analysis for fiscal 2015.”

Actual Total Direct Compensation.    The table below shows where actual total direct compensation (defined as the sum of (i) base salary at December 31, 2015, (ii) actual 2015 annual performance-based incentive cash paid and (iii) actual 2015 equity award grant date fair value) for 2015 was positioned in relation to target total direct compensation for 2015.
2015 Actual Total Direct Compensation

Named Executive Officer	Base Salary at 12/31/15	Actual 2015 Incentive Cash Award(1)	Actual 2015 Equity Award Fair Value on Grant Date(2)	Actual TDC(3)	Target TDC	Actual TDC vs. Target TDC
Jay M. Gellert President and Chief Executive Officer	$1,230,000	$3,321,000	$7,242,018	$11,793,018	$9,090,500	130%
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	$787,838	$1,575,676	$2,864,043	$5,227,557	$3,458,676	151%
Juanell Hefner(4) Chief Administration Officer	$546,351	$480,789	$1,593,583	$2,620,723	$2,033,432	129%
Steven D. Tough President, Government Programs	$576,823	$507,604	$1,581,720	$2,666,147	$2,088,281	128%
Steven J. Sell President, Western Region Health Plan	$557,304	$757,933	$1,242,780	$2,558,017	$2,053,147	125%

(1)
See the discussion above under “—What are the elements of named executive officer compensation and why do we provide each element?—Annual Performance-Based Incentive Cash Awards” for information regarding how the actual 2015 incentive cash awards were calculated for each of our named executive officers.

(2)
The amounts shown represent the grant date fair value, based on a per share value of $56.49. This is calculated in accordance with FASB ASC Topic 718 by multiplying the closing price of our Common Stock on the date of grant by the number of units granted. The grant date fair values shown vary from Target LTI Values. For a description of how Target LTI Values are determined, see above under “—What are the elements of named executive officer compensation and why do we provide each element?—Long-Term Equity Incentive Compensation—2014 Equity Grant Guidelines.”

(3)
Actual TDC represents the sum of (i) base salary at December 31, 2015, (ii) actual 2015 incentive cash award under the MIP, as paid in 2016, and (iii) the grant date fair value of the 2015 annual equity awards granted to the named executive officer on February 20, 2015. See footnote (2) to this table for a description of how grant date fair value is calculated.

(4)	The Actual 2015 Equity Award Fair Value on Grant Date for Ms. Hefner excludes her supplemental July 2, 2015 RSU and PSU awards. See the “Summary Compensation Table” for more information.

Other Key Policies and Practices
Compensation recovery policy.    We have a Compensation Recovery Policy, which generally provides for the recovery of cash- or equity-based incentive compensation and profits realized from the sale of securities (collectively, “Incentive Compensation”) from our current executive officers (and certain other employees identified by our Board from time to time) following a “recoverable event.” A “recoverable event” generally means a covered employee’s engagement in (i) certain fraudulent, intentional, willful or grossly negligent misconduct that ultimately results in our being required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under U.S. Federal securities laws, or (ii) conduct that constitutes “cause” under the covered employee’s employment agreement. In the event the Board determines that a recoverable event has occurred, the Compensation Committee, in its sole discretion, may recover from the covered employee any or all Incentive Compensation granted to, paid or payable to, or received or realized by, the covered employee during (i) the twelve month period following the date of the first public disclosure of the financial document embodying the financial reporting requirement with respect to which we were required to restate, or (ii) the twelve month period following the initial occurrence of conduct constituting “cause.”
The Company intends to update the Compensation Recovery Policy from time to time as may be required by applicable law, including any rules that may be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Timing of equity compensation awards.    Annual long-term equity incentive awards are granted as part of our annual compensation review. In addition, the Compensation Committee approves equity grants in the case of new hires, promotions and supplemental or other grants with respect to our named executive officers and certain other senior positions over which the Compensation Committee has oversight. Our Board approves any grant of equity awards with regard to our Chief Executive Officer and our second-highest paid executive. The effective date of such grants is the date approved by the Compensation Committee or, in the case of our Chief Executive Officer and second-highest paid executive, the date approved by the Board.
Delegated authority to grant certain equity awards.    The Compensation Committee has delegated authority to the Chief Executive Officer to grant certain equity awards in certain circumstances, including but not limited to, in connection with new hires and promoted employees at the director level and above who are not within the oversight authority of the Compensation Committee. The Chief Executive Officer’s delegated authority generally has a maximum share pool of 300,000 which can be replenished in whole or in part from time to time by the Compensation Committee. However, the terms of the Merger Agreement restrict the Compensation Committee’s ability to replenish this pool after July 2, 2015, at which time the number of available shares under the pool was 87,999. New hire grants are generally effective on the date of hire. However, if the grant has not been approved by the Chief Executive Officer prior to the hire or promotion date, the grant will be effective on the date such grant is approved.
Equity ownership guidelines.    The Compensation Committee believes that the personal financial interests of our executives should be directly aligned with those of our stockholders. Toward that end, the Compensation Committee introduced share ownership guidelines for executives in 2002. The guidelines currently require that our Chief Executive Officer own qualifying shareholdings equal in value to five times his annual base salary. Other executives are required to own between one and three times their annual base salary in qualifying shareholdings depending on their level.

The Compensation Committee reviews our executive stock ownership guidelines from time to time, including to determine if they are consistent with market practices. Our executive stock ownership guidelines currently require that certain executive officers, including the named executive officers, hold 75% of all “net settled shares” received from the vesting, delivery or exercise of equity awards granted under our equity award plans until the total value of all qualifying shareholdings held equals or exceeds the executive officer’s applicable ownership threshold, as set forth in the table below. “Net settled shares” generally refers to those shares that remain after payment of (i) the exercise price of stock options or purchase price of other awards, (ii) all applicable withholding taxes, and (iii) any applicable transaction costs.
Equity Ownership Guidelines

Named Executive Officer	Ownership Threshold (as a Multiple of Base Salary)	2015 Ownership Threshold ($)(1)
Jay M. Gellert President and Chief Executive Officer	5x	$6,150,000
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	3x	$2,363,514
Juanell Hefner Chief Administration Officer	1x	$546,351
Steven D. Tough President, Government Programs	1x	$576,823
Steven J. Sell President, Western Region Health Plan	1x	$557,304

(1)	Based on base salary in effect as of December 31, 2015.
The Compensation Committee reviews our named executive officers’ stock ownership status and monitors ownership progress. Currently, all of our named executive officers have met their ownership requirements and are in compliance with our executive stock ownership guidelines.
In addition, as part of Health Net’s policy on Insider Trading and Disclosure of Material Inside Information, all employees, including the named executive officers, are prohibited from certain speculative trading activities, including selling our securities “short,” holding our securities in margin accounts, pledging our securities or engaging in hedging transactions with respect to our securities. These restrictions prohibit certain transactions whereby the individual continues to own our stock but without the full risks and rewards of ownership.
Tax and Accounting Considerations
Internal Revenue Code Section 162(m)
Section 162(m)(1) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid to our CEO and our three other most highly compensated named executive officers employed at the end of the year (other than our Chief Financial Officer). Certain compensation is specifically exempt from the deduction limit to the extent that it does not exceed $1 million during any fiscal year or is “performance-based” as defined in Section 162(m) of the Code.
The ACA amended the Code to add Section 162(m)(6) which limits the amount of compensation that certain health care insurers, including the Company, may deduct for tax years starting after 2012. Unlike Section 162(m)(1) of the Code, Section 162(m)(6) limits the tax deduction to $500,000 per individual, and makes no exception for performance-based compensation. In addition, the limit applies to all compensation, including deferred compensation, paid to all current and former employees and most independent contractors, not just to compensation paid to a narrow group of current top executives. The new rule is effective for employer tax years beginning after December 31, 2012. As a result, commencing with compensation determinations made in 2013, the Compensation Committee no longer structures its compensation determinations based on the requirements of Section 162(m) of the Code.
Internal Revenue Code Section 409A
Section 409A of the Code requires programs that allow executives to defer a portion of their current income-such as our Deferred Compensation Plan and SERP-to meet certain requirements regarding risk of forfeiture and election and distribution timing (among other considerations).
Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.
Accounting Standards.
FASB ASC Topic 718, Compensation-Stock Compensation, requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, RSUs and PSUs under our equity incentive award plans are accounted for under FASB ASC Topic 718.

REPORT OF THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS OF HEALTH NET, INC.1
The Compensation Committee of the Board of Directors of Health Net, Inc. (the “Company”) has reviewed and discussed the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K of the Securities Act of 1933, as amended, with management of the Company. Based upon such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Bruce Willison (Chair)
Mary Anne Citrino
Vicki B. Escarra
George Miller
February 24, 2016

1
The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

COMPENSATION RISK ASSESSMENT
We believe that our compensation policies and practices appropriately balance risk and the achievement of long-term and short-term goals, and that they do not encourage unnecessary or excessive risk taking. In reviewing our compensation program, the Compensation Committee and the Audit Committee work together to ensure that payouts under our incentive compensation programs are appropriate for a given level of performance.
In 2016, the Compensation Committee and management reviewed the design and operation of our compensation program in consultation with Semler. The review included an assessment of the level of risk associated with the various elements of compensation.
As part of this review and assessment, the Compensation Committee and management considered the following features and programs, among others, that discourage excessive or unnecessary risk taking, each of which is more fully described in the “Executive Compensation—Compensation Discussion and Analysis” section of this Annual Report on Form 10-K:

•	We believe that our compensation programs appropriately balance short- and long-term incentives.

•	Long-term incentives provide a balanced portfolio approach using a mix of equity vehicles.

•	Maximum payouts under our annual incentive plan for executives are capped.

•	Our executive stock ownership guidelines promote long-term ownership of our stock and further align executives with the long-term interests of our stockholders.

•
We have a formal compensation recovery policy for the recovery of cash- or equity-based incentive compensation and profits realized from the sale of securities from our current executive officers (and certain other employees identified by the Board of Directors) following such employee’s engagement in (i) certain fraudulent, intentional, willful or grossly negligent misconduct that ultimately results in our being required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under U.S. federal securities laws, or (ii) conduct constituting “cause” under such employee’s employment agreement. The scope of our compensation recovery policy is broader than the provisions of the Sarbanes-Oxley Act of 2002 regarding compensation recovery.

Based on this review and assessment, we and the Compensation Committee have concluded that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

COMPENSATION TABLES
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock awards ($)(2)	Option awards ($)	Non-Equity incentive plan compensation ($)(3)	Change in pension and nonqualified deferred compensation earnings ($)(4)	All other compensation ($)(5)	Total ($)
Jay M. Gellert President and Chief Executive Officer	2015 2014 2013	1,230,000 1,214,137 1,200,000	0 0 0	7,242,018 5,250,300 4,901,220	0 0 0	3,321,000 2,738,825 1,620,000	2,411,377 3,175,672 1,317,290	104,494 100,419 96,028	14,308,889 12,480,353 9,134,538
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	2015 2014 2013	784,631 755,026 751,975	0 0 0	2,864,043 2,386,500 2,314,465	0 0 0	1,575,675 925,518 746,235	370,424 1,390,746 233,021	22,600 22,400 22,200	5,617,373 5,480,190 4,067,896
Juanell Hefner Chief Administration Officer	2015 2014 2013	544,127 523,597 514,135	0 0 0	4,384,813 1,018,240 1,089,200	0 0 0	480,789 513,464 414,000	0 0 0	71,848 32,770 80,310	5,481,577 2,088,071 2,097,645
Steven D. Tough President, Government Programs	2015 2014 2013	574,475 552,800 546,363	0 0 0	1,581,720 1,240,980 1,089,160	0 0 0	507,604 542,101 480,799	0 0 0	37,623 39,457 41,649	2,701,422 2,375,338 2,157,971
Steven Sell(6) President, Western Region Health Plan	2015 2014 2013	555,036 534,094 -	0 0 -	1,242,780 1,113,700 -	0 0 -	757,933 476,143 -	0 0 -	27,600 27,400 -	2,583,349 2,151,337 -

(1)	Includes amounts contributed by the executive to our 401(k) Plan.
(2)
The amounts shown represent the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718. For stock awards granted on February 20, 2015, which consisted of PSUs and service-based RSUs to all of our named executive officers, the grant date fair value shown is based on a per share value of $56.49. For stock awards granted on July 2, 2015, which consisted of PSUs and service-based RSUs to Ms. Hefner, the grant date fair value shown is based on a per share value of $71.57. These amounts are calculated in accordance with FASB ASC Topic 718 by multiplying the closing price of our Common Stock on the date of the grant by the number of stock awards granted, and for PSUs is based on the probable outcome of the performance conditions applicable thereto. The grant date fair values of the PSUs assuming probable outcome and maximum outcome are the same.

For a discussion of the grant date fair values of the stock awards granted in 2013 and 2014, see our Proxy Statements for our 2014 and 2015 Annual Meetings of Stockholders, respectively. Each of the named executive officers received equity awards as part of the Company’s 2015 annual equity award program, with 75% of the total award value in PSUs and 25% of the total award value in service-based RSUs. Ms. Hefner also received an equity award on July 2, 2015, with 50% of the total award value in PSUs and 50% of the total award value in service-based RSUs. This supplemental award was granted to Ms. Hefner in recognition of her achievements in planning and preparing for the commencement of services under the Cognizant Services Agreement, and as a retention tool to incentivize her future efforts to support the Company’s new strategic focus by “unwinding” such actions in preparation for the Merger. See the “Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted as a part of the Company’s annual equity award program in 2015 and the PSUs granted to Ms. Hefner on July 2, 2015.

(3)
The amounts shown represent payments made pursuant to the MIP. See the “Analysis of Compensation During Fiscal 2015—Annual Performance-Based Incentive Cash Awards” section of the Compensation Discussion and Analysis for additional information on the payouts under the MIP for 2015.

(4)
Amounts shown represent the increase in pension value that Messrs. Gellert and Woys have accrued under the Health Net, Inc. Amended and Restated Supplemental Executive Retirement Plan. Year-over-year changes in pension value generally are driven in large part due to changes in actuarial pension assumptions as well as increases in service, age and compensation. For 2015, the change in pension value for Messrs. Gellert and Woys was substantially lower than 2014 primarily as a result of a 30-basis-point increase in the statutory discount rate assumption from 3.70% to 4.00% as well as the Society of Actuaries’ recent issuance of new mortality tables projecting shorter life expectancies. See “Pension Benefits for 2015” table below for additional information, including the present value assumptions used in this calculation.

(5)	The amounts shown represent perquisites and other compensation received, as applicable, and are detailed in the following supplemental “All Other Compensation Table” and accompanying narrative.
(6)	Mr. Sell was not a named executive officer for 2013.

All Other Compensation Table

Name and Principal Position		Perquisites(1)				Miscellaneous(2)
	Year	Housing Allowance ($)(3)	Financial Counseling ($)(4)	Auto- mobile ($)(5)	Other ($)(6)	Company Contri- butions to 401(k) Plan ($)(7)	Tax Gross-up Payments ($)	Grand Total All Other Compen- sation ($)
Jay M. Gellert President and Chief Executive Officer	2015	60,205	5,000	28,689	—	10,600	—	104,494
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	2015	—	—	12,000	—	10,600	—	22,600
Juanell Hefner Chief Administration Officer	2015	44,248	5,000	12,000	—	10,600	—	71,848
Steven D. Tough President, Government Programs	2015	—	5,000	—	32,623	—	—	37,623
Steven J. Sell President, Western Region Health Plan	2015	—	5,000	12,000	—	10,600	—	27,600

(1)
During 2015, we did not provide any tax-gross up payments in connection with perquisites to named executive officers. See the “What are the elements of named executive officer compensation and why do we provide each element?—Limited Perquisites and other Personal Benefits” section of the Compensation Discussion and Analysis for additional information. The amounts shown represent the total sum of all perquisites received by the named executive officers.

(2)
Company-paid life insurance premiums have not been included in this table or the Summary Compensation Table as this benefit does not discriminate in scope, terms or operation in favor of executive officers.

(3)
During 2015, Mr. Gellert received housing allowance benefits pursuant to his employment agreement. His housing allowance benefits represented an average monthly housing rental and utilities payment of approximately $5,017. In 2015, the Company reimbursed Ms. Hefner for temporary living expenses in Northern California as a result of her frequent required travel to the Company’s offices in Northern California.

(4)
Each of our named executive officers is entitled to reimbursement of up to $5,000 per year for costs incurred for personal financial counseling services, including tax preparation, estate, and/or tax planning, so long as the executive remains employed by us.

(5)
Although our automobile allowance program terminated in 2003, each of Messrs. Gellert, Woys and Sell, and Ms. Hefner continue to receive benefits that have been “grandfathered” under the program. Messrs. Woys and Sell, and Ms. Hefner receive a monthly automobile allowance in the amount of $1,000. Mr. Gellert is provided with a corporate car in lieu of a cash automobile allowance. For 2015, we provided Mr. Gellert with the use of a corporate car for which $1,544 represents the imputed income recognized for his personal use of such car and an additional $27,145 represents the incremental cost to us for his exclusive use of a leased car based on such car’s monthly lease, maintenance, and related insurance.

(6)
Mr. Tough’s employment agreement provides him with “grandfathered” lifetime medical, dental and vision health benefits for himself and his dependents as a result of the Company’s acquisition of FHC in 1997. His health benefits represented an average monthly benefit of $2,719 for 2015.

(7)	The amounts shown represent our matching contribution or matching contribution commitment to the 401(k) Plan for the benefit of the named executive officer.

GRANTS OF PLAN-BASED AWARDS FOR 2015

Name and Principal Position			Estimated future potential payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards			All other stock awards number of shares of stock or units (#)(3)	All other option awards number of securities under- lying options (#)	Exercise or Base Price of Option Awards ($)	Grant date fair value of stock and option awards ($)(6)
	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jay M. Gellert	2/20/2015		(1)	1,660,500	3,321,000	—	—	—	—	—	—	—
President and	2/20/2015	(2)		—	—	28,845	96,150	96,150	—	—	—	5,431,514
Chief Executive Officer	2/20/2015	(3)		—	—	—	—	—	32,050	—	—	1,810,505
James E. Woys	2/20/2015		(1)	787,838	1,575,675	—	—	—	—	—	—	—
Executive Vice	2/20/2015	(2)		—	—	11,407	38,025	38,025	—	—	—	2,148,032
President, Chief Financial and Operating Officer and Interim Treasurer	2/20/2015	(3)		—	—	—	—	—	12,675	—	—	716,011
Juanell Hefner	2/20/2015		(1)	437,081	874,161	—	—	—	—	—	—	—
Chief	2/20/2015	(2)		—	—	6,347	21,157	21,157	—	—	—	1,195,159
Administration	2/20/2015	(3)		—	—	—	—	—	7,053	—	—	398,424
Officer	7/2/2015	(4)		—	—	—	19,500	19,500	—	—	—	1,395,615
	7/2/2015	(5)		—	—	—	—	—	19,500	—	—	1,395,615
Steven D. Tough	2/20/2015		(1)	461,458	922,916	—	—	—	—	—	—	—
President,	2/20/2015	(2)		—	—	6,300	21,000	21,000	—	—	—	1,186,290
Government Programs	2/20/2015	(3)		—	—	—	—	—	7,000	—	—	395,430
Steven Sell	2/20/2015		(1)	445,843	891,686	—	—	—	—	—	—	—
President, Western	2/20/2015	(2)		—	—	4,950	16,500	16,500	—	—	—	932,085
Region Health Plan	2/20/2015	(3)		—	—	—	—	—	5,500	—	—	310,695

(1)
The amounts shown represent potential non-equity incentive plan awards under the MIP in 2015. There is no threshold amount payable under the MIP for performance in 2015. Target amounts presented in the table above represent 100% of the executive officer’s target bonus opportunity under the MIP for performance in 2015, which is a pre-established percentage of the executive officer’s base salary as of December 31, 2015. Maximum amounts represent 200% of the executive’s target bonus because awards are capped at that amount under each executive’s employment agreement. For a more complete description of the MIP, including discussion of actual 2015 payouts under the MIP, see the “Analysis of Compensation During Fiscal 2015—Annual Performance-Based Incentive Cash Awards” section of the Compensation Discussion and Analysis.

(2)
Represents PSUs granted on February 20, 2015 pursuant to the 2006 Plan. Seventy percent of the PSUs awarded as part of the 2015 annual award grant would be earned and subject to a three-year vesting period if the Company achieved 2015 EPS of $3.20, which was a pre-established target level of 2015 EPS and in line with our internal business plan and budget at the time the performance goal was established, and thirty percent of the PSUs would be earned and subject to a three-year vesting period if the Company achieved certain pre-established strategic operating performance measures in 2015. Amounts shown in the “threshold” column represent 30% of the total PSUs granted on February 20, 2015, which assumes achievement of the strategic operating performance measures in 2015, but not achievement of the 2015 EPS performance measure. Amounts shown in the “target” column represent the number of shares (100% of the target shares) that would be issued upon achievement of the 2015 strategic operating performance measures and the 2015 EPS performance measure at the target level. Amounts shown in the “maximum” column are the same as those shown in the “target” column, as no additional shares could be issued upon achievement of the 2015 strategic operating performance measures and/or the 2015 EPS performance measure above the target levels. See the “Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted as part of the 2015 annual equity award program.

(3)	Represents RSUs granted on February 20, 2015 pursuant to the 2006 Plan.
(4)
Represents PSUs granted on July 2, 2015 pursuant to the Amended and Restated 2006 Plan. The PSUs would be earned and subject to a two-year vesting period if Ms. Hefner achieved certain pre-established performance measures by December 31, 2015. See the “Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted to Ms. Hefner on July 2, 2015.

(5)
Represents RSUs granted on July 2, 2015 pursuant to the Amended and Restated 2006 Plan. 50% of the RSUs will vest on each of the first and second anniversaries of the grant date, subject to Ms. Hefner’s continued employment through each vesting date.

(6)
The grant date fair value, determined in accordance with FASB ASC Topic 718, was calculated by multiplying the closing price of our Common Stock on the February 20, 2015 and July 2, 2015 grant dates ($56.49 and $71.57 per share, respectively) by the number of stock awards granted on such date. For PSUs, the grant date fair value assumes the probable outcome of the performance conditions applicable thereto. See footnote 2 to the “Summary Compensation Table” for more information.

Narrative to Summary Compensation Table and Plan-Based Awards Table
Material Terms of Agreements and Plans
Employment Agreements with Named Executive Officers in General.    We have entered into employment agreements with all of the named executive officers. In general, the named executive officers’ employment agreements entitle the officer to a minimum base salary and the ability to participate in various incentive compensation, equity, insurance and employee benefit plans, including paid time off, holidays, health and welfare insurance, 401(k) Plan, deferred compensation, financial counseling and tuition reimbursement plans, if the executive officer meets the applicable participation requirements. The named executive officers are all eligible to participate in the MIP, which provides them the opportunity each plan year to earn a specified target percentage of his or her base salary as additional compensation in accordance with the terms of the MIP. The employment agreements of all of the named executive officers provide that actual bonus payments under the MIP are capped at 200% of target. Accordingly, actual bonus payments range from 0% to 200% of target depending on the actual results achieved. Any future equity grants will be made to the named executive officers at the discretion of the Compensation Committee and, in the case of the Chief Executive Officer and the second most highly compensated executive, the independent members of the Board of Directors, and may be restricted by the terms of the Merger Agreement.
The named executive officers’ employment agreements also provide for certain severance payment arrangements, which are detailed in the “Potential Payments Upon Change in Control or Termination” table and the accompanying narrative herein.
Below is a brief summary of additional material terms contained in each named executive officer’s employment agreement with us. Each of these agreements is filed with the Securities and Exchange Commission and the following summaries are qualified in their entirety by reference to those agreements. Under these employment agreements, the executive’s employment relationship with Health Net is at-will, meaning that the executive and Health Net may terminate the employment relationship at any time, with or without advance notice and with or without Cause (as defined below under “Executive Compensation- Severance and Change in Control Arrangements”).
Employment Agreement with Mr. Gellert.    On December 3, 2008, Health Net, Inc. and Mr. Gellert entered into an Amended and Restated Employment Agreement (the “Gellert Agreement”), which amended and restated all prior employment agreements between Mr. Gellert and us. In accordance with the Gellert Agreement, Mr. Gellert’s annual base salary as of December 31, 2015 was $1,230,000 (with such adjustments as may be made from time to time), and he is currently eligible to receive an annual cash bonus under the MIP with a target equal to 135% of his annual base salary. The Gellert Agreement provides Mr. Gellert with housing in Woodland Hills, California at a reasonable monthly cost and reimbursement for Mr. Gellert’s weekend trips to his residence in Northern California. In addition, if Mr. Gellert decides to relocate to Southern California, he is entitled to specific relocation benefits. We provide Mr. Gellert with the use of a corporate car, and he reports his personal use of the car as a taxable benefit. The Gellert Agreement provides for Mr. Gellert’s participation in the SERP in which Mr. Gellert is vested at 100% based on his current tenure with us.
Employment Agreement with Mr. Woys.    On December 3, 2008, Health Net, Inc. and Mr. Woys entered into an Amended and Restated Employment Agreement (the “Woys Agreement”), which amended and restated all prior employment agreements between Mr. Woys and us. In accordance with the Woys Agreement, Mr. Woys’ annual base salary as of December 31, 2015 was $787,838 (with such adjustments as may be made from time to time), and he is currently eligible to receive an annual cash bonus under the MIP with a target equal to 100% of his annual base salary. The Woys Agreement provides Mr. Woys with a “grandfathered” car allowance of $1,000 per month since he was eligible for this benefit prior to our termination of the car allowance program. Further, the Woys Agreement provides for Mr. Woys’ participation in the SERP in which Mr. Woys is vested at 100% based on his current tenure with us.
Employment Agreement with Ms. Hefner.  On February 7, 2012, Health Net, Inc. and Ms. Hefner entered into an employment agreement (the “Hefner Agreement”) which amended and restated all prior agreements between Ms. Hefner and us. In accordance with the Hefner Agreement, Ms. Hefner’s annual base salary as of December 31, 2015 was $546,351 (with such adjustments as may be made from time to time), and she is currently eligible to receive an annual cash bonus under the MIP with a target equal to 80% of her annual base salary. The Hefner Agreement provides Ms. Hefner with a “grandfathered” car allowance of $1,000 per month since she was eligible for this benefit prior to our termination of the car allowance program. In February 2015, Health Net, Inc. and Ms. Hefner entered into an amended and restated employment agreement (the “Restated Hefner Agreement”), which was effective as of October 9, 2014 and provides for more favorable change in control severance benefits than the Hefner Agreement and which are in line with market practices.
Employment Agreement with Mr. Sell.    On February 22, 2010, Health Net, Inc. and Mr. Sell entered into an employment agreement (the “Sell Agreement”) which amended and restated all prior agreements between Mr. Sell and

us. In accordance with the Sell Agreement, Mr. Sell’s annual base salary as of December 31, 2015 was $557,304 (with such adjustments as may be made from time to time), and he is currently eligible to receive an annual cash bonus under the MIP with a target equal to 80% of his annual base salary. In addition, The Sell Agreement provides Mr. Sell with a “grandfathered” car allowance of $1,000 per month since he was eligible for this benefit prior to our termination of the car allowance program. In February 20115, Health Net, Inc. and Mr. Sell entered into an amended and restated employment agreement (the “Restated Sell Agreement”), which was effective as of October 9, 2014 and provides for more favorable change in control severance benefits than the Sell Agreement and which are in line with market practices.
Employment Agreement with Mr. Tough.    On November 6, 2012, Health Net, Inc. and Mr. Tough entered into an employment agreement (the “Tough Agreement”) which amended and restated all prior agreements between Mr. Tough and us. In accordance with the Tough Agreement, Mr. Tough’s annual base salary as of December 31, 2015 was $576,823 (with such adjustments as may be made from time to time), and he is currently eligible to receive an annual cash bonus under the MIP with a target equal to 80% of his annual base salary. The Tough Agreement provides Mr. Tough with “grandfathered” lifetime medical, dental and vision health benefits for himself and his dependents as a result of the Company’s acquisition of FHC in 1997. In February 2015, Health Net, Inc. and Mr. Tough entered into an amended and restated employment agreement (the “Restated Tough Agreement”), which was effective as of October 9, 2014 and provides for more favorable change in control severance benefits than the Tough Agreement and which are in line with market practices.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Option awards				Stock awards					Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(2)
Name and Principal Position	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)
Jay M. Gellert	250,000	—	45.64	4/11/2016	—		—	—		—
President and	249,750	—	23.03	2/22/2017	—		—	—		—
Chief Executive Officer	180,000	—	30.73	2/18/2018	—		—	—		—
	—	—	—	—	45,000	(3)	3,080,700	—		—
	—	—	—	—	15,000	(4)	1,026,900	—		—
	—	—	—	—	82,500	(5)	5,647,950	—		—
	—	—	—	—	27,500	(6)	1,882,650	—		—
	—	—	—	—	32,050	(7)	2,194,143	96,150	(8)	6,582,429
James E. Woys	50,000	—	45.64	4/11/2016	—		—	—		—
Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	133,200	—	23.03	2/22/2017	—		—	—		—
	90,000	—	30.73	2/18/2018	—		—	—		—
	—	—	—	—	21,250	(3)	1,454,775	—		—
	—	—	—	—	7,082	(4)	484,834	—		—
	—	—	—	—	37,500	(5)	2,567,250	—		—
	—	—	—	—	12,500	(6)	855,750	—		—
	—	—	—	—	12,675	(7)	867,731	38,025	(8)	2,603,192
Juanell Hefner	—	—	—	—	10,000	(3)	684,600	—		—
Chief Administration Officer	—	—	—	—	3,332	(4)	228,109	—		—
	—	—	—	—	16,000	(5)	1,095,360	—		—
	—	—	—	—	5,334	(6)	365,166	—		—
	—	—	—	—	7,053	(7)	482,848	21,157	(8)	1,448,408
	—	—	—	—	19,500	(9)	1,334,970	19,500	(10)	1,334,970
Steven D. Tough	32,400	—	23.03	2/22/2017	—		—	—		—
President, Government Programs	36,000	—	30.73	2/18/2018	—		—	—		—
	—	—	—	—	10,000	(3)	684,600	—		—
	—	—	—	—	3,332	(4)	228,109	—		—
	—	—	—	—	19,000	(5)	1,334,970	—		—
	—	—	—	—	6,500	(6)	444,990	—		—
	—	—	—	—	7,000	(7)	479,220	21,000	(8)	1,437,660
Steven Sell	—	—	—	—	8,750	(3)	599,025	—		—
President, Western Region Health Plan	—	—	—	—	2,916	(4)	199,629	—		—
	—	—	—	—	17,500	(5)	1,198,050	—		—
	—	—	—	—	5,834	(6)	399,396	—		—
	—	—	—	—	5,500	(7)	376,530	16,500	(8)	1,129,590

(1)	The exercise price of each stock option grant is equal to the closing price of our Common Stock on the date of grant.
(2)
Amounts shown represent the intrinsic value of unvested stock awards calculated by multiplying the number of shares by $68.46, the closing price of our Common Stock on December 31, 2015 (the last trading day of 2015).

(3)
Represents the earned but unvested portion of an award of PSUs granted on March 7, 2013. The award is scheduled to vest in equal annual installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(4)
Represents the unvested portion of an award of restricted stock units granted on March 7, 2013. The award is scheduled to vest in equal annual installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(5)
Represents the earned but unvested portion of an award of PSUs granted on February 21, 2014. The award is scheduled to vest in equal annual installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(6)
Represents the unvested portion of an award of restricted stock units granted on February 21, 2014. The award is scheduled to vest in equal installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(7)
Represents the unvested portion of an award of restricted stock units granted on February 20, 2015. The award is scheduled to vest in equal installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(8)
Represents PSUs granted on February 20, 2015. The PSUs vest upon the Company’s achievement of certain pre-established performance measures relating to 2015 performance. Upon achievement of the pre-established performance measures, the PSUs vest in equal installments on the first three anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date. See the “Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted under the Company’s 2015 annual equity award program, including discussion of the Compensation Committee’s determination with respect to the achievement of the 2015 performance measures.

(9)
Represents the unvested portion of an award of restricted stock units granted on July 2, 2015. The award is scheduled to vest in equal installments on the first two anniversaries of the grant date, subject to the recipient’s continued employment with the Company through each vesting date.

(10)
Represents PSUs granted on July 2, 2015. The PSUs must be earned through Ms. Hefner’s achievement of pre-established performance measures by December 31, 2015. If the performance measures are achieved, then 50% of the PSUs will vest on each of the first and second anniversaries of the grant date, subject to Ms. Hefner’s continued employment through each vesting date. See the “Long-Term Equity Incentive Compensation—Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted to Ms. Hefner on July 2, 2015, including discussion of the Compensation Committee’s determination with respect to the achievement of the applicable performance measures.

OPTION EXERCISES AND STOCK VESTED FOR 2015
The following table summarizes the options exercised and stock vested for each of our named executive officers for the year ended December 31, 2015.

Name and Principal Position	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jay M. Gellert President and Chief Executive Officer	0	0	131,666	7,410,979
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	100,000	2,617,127	60,416	3,400,362
Juanell Hefner Chief Administration Officer	0	0	27,791	1,563,936
Steven D. Tough President, Government Programs	49,200	1,661,572	29,250	1,646,503
Steven Sell President, Western Region Health Plan	0	0	26,249	1,477,643

PENSION BENEFITS FOR 2015

Name and Principal Position	Plan Name	Number of years of credited service (#)(1)	Present value of accumulated benefit ($)(2)	Payments during last fiscal year ($)
Jay M. Gellert President and Chief Executive Officer	Health Net, Inc. Amended and Restated Supplemental Executive Retirement Plan	19.5	19,128,808	0
James E. Woys Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer	Health Net, Inc. Amended and Restated Supplemental Executive Retirement Plan	29.1667	6,820,700	0

(1)	Credited service is equal to actual service for Messrs. Gellert and Woys.
(2)
The amounts represented are calculated as of December 31, 2015 using a 4.00% discount rate. Mortality is calculated according to the RP-2014 mortality table (adjusted back to 2006) with a fully generational projection using scale MP-2015, post-retirement only. Benefit shown is one hundred percent (100%) vested for Messrs. Gellert and Woys.

Narrative to Pension Benefits Table
We maintain the Health Net, Inc. Amended and Restated Supplemental Executive Retirement Plan (“SERP”). The program covers Messrs. Gellert and Woys, and seventeen (17) former employees. Benefits under the SERP are not funded; they remain subject to the claims of our creditors. The SERP is a defined benefit plan designed to provide a Health Net-paid retirement annuity of 50% of the executive’s average pay at retirement if the executive works until age 62 and is actively employed for 15 years. The target retirement benefit is calculated at 50% of the average over the last 60 months of employment using the executive’s base pay, plus any bonus earned. This benefit is prorated for less than 15 years of service at age 62 and/or if the executive leaves employment before the age of 62. It is then multiplied by a vesting percentage (0% if under five years of service; 10% after five years; 20% after six years; 40% after seven years; 60% after eight years; 80% after nine years and 100% for ten or more years of service).
The target benefit, after prorating and multiplying by the vesting percentage, is further reduced by other Health Net-paid retirement benefits, whether tax-qualified or nonqualified, including the employer-paid portion of Social Security retirement benefits, the 401(k) Plan employer matching contributions and any other prior SERP profit-sharing plans. The net benefit is payable as an annuity for the executive’s lifetime, beginning at age 62, unless the participant elects to receive a discounted early retirement benefit commencing between ages 55 and 62. A retired executive may elect to begin receiving reduced payments after age 55 and before age 62 (i.e., benefits are reduced 0.5% for each full month by which such commencement date precedes the first day of the month next following the attainment of age 62) and/or to elect a form of payment that provides reduced payments during his or her lifetime and continues a portion of that benefit to the surviving spouse, subject to the rules of Section 409A.

NONQUALIFIED DEFERRED COMPENSATION FOR 2015
The following table shows the benefits accrued for our named executive officers under the Health Net, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). All named executive officers are eligible to participate in the Deferred Compensation Plan; however, only Mr. Sell has a current balance in the Deferred Compensation Plan from participation in previous years.

Name	Executive Contributions in 2015	Registrant Contributions in 2015	Aggregate Earnings in 2015(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at End of 2015(2)
Steven Sell	$0	$0	$(582)	—	$193,287

(1)
Represents the net amounts credited to the Deferred Compensation Plan account of Mr. Sell as a result of the performance of the investment vehicles in which his account was deemed invested, as more fully described in the narrative disclosure below. These amounts do not represent above-market earnings, and thus are not reported in the “Summary Compensation Table.” For fiscal 2015, the investment return credited to Mr. Sell’s Deferred Compensation Plan account was -0.3%, based on his investment elections.

(2)
Represents the amount of the Deferred Compensation Plan account balance at the end of 2015 for Mr. Sell. The amount that was previously reported as compensation for Mr. Sell in the Summary Compensation Table in a previous year is as follows:

Name	Aggregate Amounts Previously Reported
Steven Sell	$180,000
Description of Deferred Compensation Plan
The Deferred Compensation Plan is a non-qualified voluntary deferred compensation plan that is available to all of our employees at the director level and above who earn a minimum annual base salary of $100,000. The Deferred Compensation Plan provides an important supplement to our 401(k) Plan and permits personal savings beyond the IRS contribution limits on qualified plans. The Deferred Compensation Plan allows participants to set aside tax-deferred dollars for the future and reduce their current income tax liability. Deferred amounts can be between five percent and ninety percent (5% and 90%) of base salary and between five percent and one hundred percent (5% and 100%) of “other compensation.” All amounts deferred under the Deferred Compensation Plan are fully vested. The Deferred Compensation Plan has been designed so that federal and state income tax on the monies deferred is not due until such time as the account balance is paid to a participant. Participants can elect distribution of their account balances from a given year to be paid to them while they are still working or they can elect to have payments made to them in the event of their separation from service with us. Payments can be made in a lump sum payment or as annual installments over a period of at least two years and no more than ten years.
The return on the deferred amounts is linked to the performance of market-based investment choices made available to participants under the plan. While the deferred dollars are not actually invested in the investment fund(s), earnings or losses of the tracking fund are applied to the participant’s deferral dollars as if they were invested in the fund. Participants may make changes to their investment choices daily.

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS
We have entered into employment agreements with each of our named executive officers. Although these agreements provide that an executive’s employment with Health Net may be terminated by either the executive or by us at any time, for any reason and with or without notice, they do provide for certain payments and benefits in the event of the executive’s termination without Cause (as defined below), for Good Reason (as defined below) or in connection with a change in control. In general, these benefits include lump-sum payments equal to a multiple of base salary and continued health and welfare benefit coverage for a certain defined term. Generally, the severance and change in control provisions of our executive employment agreements are very similar. However, the terms of Mr. Gellert’s employment agreement vary somewhat, and therefore are discussed separately below.
Under the severance terms of each named executive officer’s employment agreement, in order to receive severance payments, a terminated executive (or his beneficiaries or estate, as applicable) must execute a waiver and release of claims substantially in the form prescribed by his or her agreement and as may be revised by the Company from time to time, which, among other things, precludes the terminated executive from competing with us for a period of up to one year post-termination, depending on the applicable circumstances, and releases all claims against us.
The Merger will constitute a “change in control” under each employment agreement.
Severance Terms of Employment Agreements with our Named Executive Officers (other than Mr. Gellert)
In the event that we terminate Mr. Woys’ employment without Cause (other than during the two year period following a change in control), Mr. Woys will be entitled to receive:

•	a one-time lump sum payment equivalent to 24 months of his then-current base salary;

•	benefit continuation for him and his dependents for an initial period of six months following the termination date; and

•	payment of COBRA premiums for an additional 18-month period upon expiration of such six-month period, provided he properly elects to continue those benefits under COBRA.
Mr. Sell and Ms. Hefner will be entitled to similar benefits in the event that we terminate his or her employment without Cause (other than during the two year period following a change in control), consisting of (i) a one-time lump sum payment equivalent to 12 months of his or her then-current base salary and (ii) payment of COBRA premiums for a 12-month period following his or her termination date, provided Mr. Sell or Ms. Hefner, as applicable, properly elects to continue those benefits under COBRA.
Pursuant to the Tough Agreement, in the event that we terminate his employment without Cause, Mr. Tough will be entitled to receive a one-time lump sum payment equivalent to 12 months of Mr. Tough’s then-current base salary. In the event that his employment is terminated due to death or Disability (as defined below), Mr. Tough or his beneficiaries or estate would be entitled to a lump sum payment equal to 12 months of his then current annual base salary. In addition, the Tough Agreement provides Mr. Tough with “grandfathered” lifetime medical, dental and vision health benefits for himself and his dependents as a result of the Company’s acquisition of FHC in 1997. If Mr. Tough’s employment is terminated due to his death, his dependents are entitled to continuation of benefits for a 12-month period following his death.
With respect to each of Mr. Woys, Mr. Sell and Ms. Hefner, if his or her employment is terminated due to death or Disability, the executive or his or her beneficiaries or estate would be entitled to continuation of benefits for a period of twelve months and a lump-sum payment equal to one times (1x) the executive’s then-current annual base salary.
If, at any time within two years after a change in control, we terminate Mr. Woys’ employment without Cause or Mr. Woys voluntarily terminates his employment for Good Reason (as defined below), he will be entitled to receive:

•	a one-time lump sum payment equivalent to 36 months of his then-current annual base salary;

•	benefit continuation for the executive and his dependents for an initial period of 18 months; and

•	payment of COBRA premiums for an additional 18-month period provided he properly elects to continue those benefits under COBRA.
If, at any time within two years after a change in control, we terminate Ms. Hefner’s or Mr. Sell’s employment without Cause or Ms. Hefner or Mr. Sell voluntarily terminates his or her employment for Good Reason (as defined below), he or she will be entitled to receive:

•	a one-time lump sum payment equivalent to 24 months of his or her then-current annual base salary;

•	benefit continuation for the executive and his or her dependents for an initial period of 6 months; and

•	payment of COBRA premiums for an additional 18-month period provided he or she properly elects to continue those benefits under COBRA.
If, at any time within two years after a change in control, we terminate Mr. Tough’s employment without Cause or Mr. Tough voluntarily terminates his employment for Good Reason (as defined below) he will be entitled to receive:

•	a one-time lump sum payment equivalent to 24 months of his or her then-current annual base salary; and

•	grandfathered lifetime medical, dental, and vision health benefits for himself and his dependents.
In February 2015, Health Net, Inc. and each of Ms. Hefner, Mr. Sell and Mr. Tough entered into an amended and restated employment agreement which provides for more favorable change in control severance benefits than their respective then-outstanding employment agreements and which are in line with market practices. The terms of each of these amended and restated employment agreements were effective as of October 9, 2014.
The change in control severance benefit for Mr. Woys, Ms. Hefner and Mr. Sell will be forfeited in the case of a voluntary termination by the executive for Good Reason if we request in writing, prior to his or her resignation, that he or she continue in our employ for ninety days following the change in control, and he or she voluntarily leaves our employ prior to the expiration of that 90-day period. The Restated Tough Agreement has a substantially similar provision, except that Mr. Tough would continue to receive the grandfathered lifetime medical, dental and vision health benefits for himself and his dependents.
In the event that Mr. Woys, Ms. Hefner, Mr. Sell or Mr. Tough voluntarily terminate their employment at any time (other than for Good Reason within two years after a change in control), or we terminate the executive for Cause, the executive would not be eligible to receive any of the severance benefits provided under their employment agreements except that Mr. Tough would continue to receive the grandfathered lifetime medical, dental and vision health benefits for himself and his dependents.
With respect to Mr. Woys, if the severance and change in control payments and benefits provided under his employment agreement or otherwise constitute “parachute payments” under Section 280G of the Code, and if at least $50,000 of such payments are subject to the excise tax imposed by Section 4999 of the Code, he is entitled to receive (i) a payment sufficient to pay those excise taxes and (ii) an additional payment sufficient to pay the taxes arising as a result of that payment (together, a “Gross-Up Payment”). If the amount of such “parachute payments” subject to excise taxes does not exceed $50,000, no Gross-Up Payment will be paid and his severance payments will be reduced (if necessary, to zero) so that no portion of the severance payments is subject to the imposition of excise taxes.
With respect to Ms. Hefner, Mr. Tough or Mr. Sell, to the extent that any severance and change in control payments and benefits provided under his or her employment agreement or otherwise constitute “parachute payments” then such payments and benefits shall be “cut-back” or reduced to the extent necessary such that no portion of the payments and benefits is subject to the imposition of excise taxes, but only if the net amount of such payment and benefits, as so reduced (and after subtracting any additional taxes due on such reduced payments and benefits) is greater than or equal to the net amount of such payments and benefits without such reduction (but after subtracting the net amount of excise taxes and all additional taxes due on such unreduced payments and benefits).
With respect to Mr. Woys, Ms. Hefner, Mr. Tough and Mr. Sell, for purposes of these employment agreements, “change in control” is generally defined to mean (i) the acquisition by any person or group (as defined by the Exchange Act) of 20% or more of our voting stock; (ii) a change in the majority of incumbent board members as a result of a tender offer, merger, sale of assets or other major transaction; (iii) our merger or consolidation with any other entity pursuant to which our shareholders immediately prior to the transaction own less than 80% or the outstanding securities of the combined entity; (iv) the consummation of a tender or exchange offer for 20% or more of our outstanding securities; (v) the transfer of substantially all of our assets to another person (other than a wholly owned subsidiary); or (vi) our entry into a management agreement that grants a third party authority to hire or fire the executive. The Merger will constitute a “change in control” under each employment agreement.
With respect to Mr. Woys, Ms. Hefner, Mr. Tough and Mr. Sell, “Good Reason” generally means (i) a substantial reduction in the scope of executive’s authority, duties or responsibilities with us, other than in connection with a termination due to Disability, normal retirement, for Cause or by the executive voluntarily other than for Good Reason; (ii) a material reduction in compensation (i.e., base salary and/or annual target bonus); (iii) a relocation of more than 50 miles (provided that such proposed relocation results in a materially greater commute for the executive); or (iv) our failure to provide for the successor entity in any merger, consolidation or transfer of assets to assume our obligations under the executive’s employment agreement; provided, however, that the executive must provide us notice of the existence of the condition described above within ninety (90) days of the initial existence of the condition, upon the notice of which we will have thirty (30) days during which the Company may remedy the condition, and for each executive other than Mr. Woys, his or her date of termination must occur no later than 75 days after the initial occurrence of the event constituting Good Reason.
“Cause” is generally defined as (i) an act of dishonesty causing harm to us or any of our affiliates; (ii) the material breach of our Code of Conduct or our ethics and compliance procedures; (iii) habitual drunkenness or narcotic drug addiction; (iv) conviction of a felony or a misdemeanor involving moral turpitude; (v) willful refusal to perform or gross neglect of duties; (vi) the willful breach of any law that, directly or indirectly, affects us or our affiliates; (vii) a material breach by the executive following a change in control of those duties and responsibilities that do not differ in any material respect from the executive’s duties and responsibilities during the 90-day period immediately prior to such change in control (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the executive’s part, committed in bad faith or without reasonable belief that such breach is in our best interests and which is not remedied in a reasonable period of time after receipt of written notice from us specifying such breach, or (viii) breach of the executive’s obligations under his employment agreement (or under any other policy) to protect our proprietary and confidential information.
“Disability” generally means the executive’s absence from his duties with us on a full-time basis for at least 180 consecutive days as a result of his incapacity due to physical or mental illness.
Severance Terms of Mr. Gellert’s Employment Agreement
In the event that we terminate the employment of Mr. Gellert without Cause (other than during a two-year period following a change in control), Mr. Gellert will be entitled to receive a lump sum $6,000,000 severance payment. If, during a two-year period following a change in control, we terminate Mr. Gellert without Cause or he voluntarily resigns for Good Reason, as defined below (and gives us at least 14 days’ prior written notice of such resignation and otherwise complies with the Section 409A timing requirements noted below), he will be entitled to a lump sum payment of $6,000,000, and any options which vested prior to his termination will continue to remain exercisable for two years following his date of termination or until the options’ general termination date, whichever is shorter.
If the severance and change in control payments and benefits provided under the Gellert Agreement or otherwise constitute “parachute payments” under Section 280G of the Code, and at least $50,000 of such payments are subject to the excise tax imposed by Section 4999 of the Code, Mr. Gellert will receive a Gross-Up Payment. If the amount of such “parachute payments” subject to excise taxes does not exceed $50,000, no Gross-Up Payment will be paid and Mr. Gellert’s severance payments will be reduced (if necessary, to zero) so that no portion of the severance payments is subject to the imposition of excise taxes.
For purposes of the Gellert Agreement only, “change in control” is defined as (i) a 51% change in beneficial ownership of our capital stock in a single transaction; (ii) a change in the majority of our outside directors over a two year period, other than changes approved by the then-current Board of Directors; (iii) the sale of substantially all our assets; or (iv) our liquidation or dissolution. The Merger will constitute a “change in control” under the Gellert Agreement.
For purposes of the Gellert Agreement only, the term “good reason” means if any of the following occurs, without Mr. Gellert’s consent, within two years following the effective date of a Change in Control (as defined in the Gellert Agreement) (i) a material reduction in Mr. Gellert’s duties, responsibilities or salary; or (ii) his relocation outside California, provided, however, that Mr. Gellert must provide us notice of the existence of the condition described above within ninety (90) days of the initial existence of the condition, upon the notice of which we will have thirty (30) days during which we may remedy the condition, in accordance with Treasury Regulation Section 1.409A-1(n)(2)(ii).

Change in Control Severance Plan
In connection with entering into the Merger Agreement, the Compensation Committee adopted the Health Net, Inc. Change in Control Severance Plan (the “Change in Control Severance Plan”). The Change in Control Severance Plan becomes effective upon the consummation of a change in control. The Merger will constitute a “change in control” under the Change in Control Severance Plan.
If an individual who is otherwise eligible to participate in the Change in Control Severance Plan, including an executive officer, has an employment agreement that provides for severance, the individual will only receive payments and benefits under the Change in Control Severance Plan if they are better than those provided under the applicable employment agreement. All executive officers currently employed by the Company will only receive severance payments and benefits under the Change in Control Severance Plan during the two year period following a change in control if the executive officer’s employment terminates and such termination does not constitute an involuntary termination without Cause or resignation for Good Reason pursuant to the terms of the executive officer’s employment agreement but does constitute an involuntary termination without Cause or due to a Reduction in Force or a resignation for Good Reason pursuant to the terms of the Change in Control Severance Plan.
The Change in Control Severance Plan provides that if, after a change in control, the Company or, in the case of a merger or similar transaction, the surviving corporation in such transaction (the “surviving corporation”), terminates an executive officer’s employment without Cause or due to a Reduction in Force (as defined below), or he or she voluntarily terminates employment for Good Reason (as defined below) and the benefits to be provided to the executive officer are better than those provided under the executive officer’s applicable employment agreement, if any, then such executive officer will be entitled to receive:

•	a one-time lump sum payment equivalent to 12 months of his or her then-current annual base salary;

•	payment of COBRA premiums for a 12-month period provided he or she properly elects to continue those benefits under COBRA; and

•	outplacement services and/or career transition services.
In the event that an executive officer voluntarily terminates his or her employment at any time (other than for Good Reason), or the surviving corporation terminates the executive officer for Cause, the executive officer would not be eligible to receive any of the severance benefits provided under the Change in Control Severance Plan.
To the extent that any severance and change in control payments and benefits provided to a participant in the Change in Control Severance Plan, whether under the Change in Control Severance Plan or otherwise, constitute “parachute payments” then such payments and benefits shall be “cut-back” or reduced to the extent necessary such that no portion of the payments and benefits is subject to the imposition of excise taxes, but only if the net amount of such payment and benefits, as so reduced (and after subtracting any additional taxes due on such reduced payments and benefits) is greater than or equal to the net amount of such payments and benefits without such reduction (but after subtracting the net amount of excise taxes and all additional taxes due on such unreduced payments and benefits).
To receive severance payments and benefits under the Change in Control Severance Plan, a terminated executive must execute a waiver and release of claims substantially in the form used by the Company immediately prior to the change in control. For the two year period following the change in control, no amendment or termination of the Change in Control Severance Plan shall impair any rights or obligations to a participant unless the participant consents to such amendment or termination.
For purposes of the Change in Control Severance Plan, “Good Reason” generally means any of the following which occurs without a participant’s prior written consent: (i) a relocation of a participant’s principal place of employment by more than 50 miles from the participant’s place of work immediately prior to the change in control, (ii) a material diminution of a participant’s base compensation as in effect immediately prior to the change in control or (iii) with respect to employees at the level of director or above, a material diminution of responsibilities as in effect immediately prior to the change in control; provided that, the participant must provide notice of the existence of the condition constituting Good Reason within 90 days of the initial existence of the condition, upon the notice of which the surviving corporation will have 30 days during which it may remedy the condition, and the participant must terminate employment no later than one year after the initial occurrence of the event constituting Good Reason.
For purposes of the Change in Control Severance Plan, “Reduction in Force” means changes in the surviving corporation’s operations that result in elimination of a participant’s position, and “Cause” means, without limitation, and as determined by the surviving corporation in its sole discretion, (i) an act of dishonesty by a participant that causes harm to the surviving corporation; (ii) a knowing disclosure by a participant of confidential information relating to the surviving corporation’s business; (iii) habitual drunkenness or narcotic drug addiction; (iv) conviction of a felony; (v)

breach of the surviving corporation’s policies and procedures; (vi) refusal to perform or failure to adequately perform assigned duties; or (vii) a willful breach by a participant of any law that, directly or indirectly, affects the surviving corporation.
Plan-Based Awards
For all option grants, upon voluntary termination, optionees may generally exercise vested options for up to one month from the termination date. Upon involuntary termination for reasons other than Cause, optionees may generally exercise vested options for up to three months from the termination date.
Upon termination due to death and/or Disability (or qualified “retirement” for options granted on or after March 2, 2006), vested options may generally be exercised for up to 12 months from the termination date by the optionee or by the optionee’s personal representative. We have defined a qualified retirement as a voluntary resignation at age 55 or older and a minimum of ten years of continuous service with the Company. Upon terminating an executive for “Cause” (as defined in such executive’s employment agreement), all options will be cancelled and forfeited by the executive.
The PSUs granted to our named executive officers in 2013 become fully vested upon a change in control. In 2014, the Compensation Committee, with input from its independent compensation consultant, determined to eliminate single-trigger acceleration for PSU awards starting with the PSUs granted in 2014, due to our commitment to strong governance standards and current best practices. Our outstanding unvested employee equity awards, other than the PSUs granted to Oversight Executives in 2013, provide for accelerated vesting upon the occurrence of both a change in control and involuntary termination of employment by the acquirer without Cause or by the executive under the applicable definition of “Good Reason” within two years of such change in control, or in the case of PSUs granted prior to May 7, 2015, at any time following a change in control. The Merger will constitute a “change in control” pursuant to the outstanding employee equity awards.
In accordance with the rules of the SEC, the following table presents our reasonable estimates of the benefits payable to our named executive officers assuming that each of the following scenarios occurred on December 31, 2015: (i) a change in control, (ii) an involuntary termination of employment without Cause or a resignation for good reason simultaneous with a change in control, (iii) retirement, (iv) death or Disability and (v) an involuntary termination of employment without Cause or a resignation for good reason. A description of the material terms of our severance and change in control arrangements can be found elsewhere in this Annual Report on Form 10-K under “Severance and Change in Control Arrangements.” Excluded are benefits provided to all employees, such as accrued vacation and benefits payable under our life and other insurance policies. We also excluded the cost of outplacement benefit reimbursements (which, assuming current costs, are up to approximately $7,840 per executive) as such benefits are generally available under our policies and forms of releases to all salaried full-time employees upon an involuntary/constructive termination of employment. Also excluded are benefits previously accrued under our SERP, including the SERP benefits for Messrs. Gellert and Woys, in which they were one hundred percent (100%) vested as of December 31, 2009. For information on such accrued benefits see the “Pension Benefits for 2015” table shown elsewhere in this Annual Report on Form 10-K. While we have made reasonable assumptions regarding the amounts payable, there can be no assurance that the named executive officers will receive the amounts shown.
The following table presents information with respect to potential payments upon our change in control or each named executive officer’s termination of employment, assuming such event occurs as of December 31, 2015. The information in the table does not reflect any changes subsequent to December 31, 2015, including but not limited to, changes in outstanding equity holdings or base salary, which would impact the actual amounts to be paid to a named executive officer upon a change in control or termination after December 31, 2015. The actual amounts to be paid in connection with a change in control or termination of employment can be determined only at the time of any such change in control or termination of employment.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL OR TERMINATION

		Change in Control
Name and Principal Position	Compensation Components	Occurrence of Change in Control ($)	Involuntary Termination Without Cause or Voluntary Resignation for Good Reason ($)(1)	Retirement ($)	Death& Disability ($)(2)	Involuntary Termination Without Cause or Voluntary Resignation for Good Reason ($)
Jay M. Gellert	Severance	0	6,000,000	0	0	6,000,000
President and Chief Executive Officer	Intrinsic Value of Accelerated Equity:(3)
	Stock Options	0	0	0	0	0
	RSUs	0	5,103,693	0	0	0
	PSUs	3,080,700	15,311,079	0	0	0
	Health Benefits(4)	0	0	0	0	0
	Excise Tax Gross-Up Payment(5)	0	0	0	0	0
	Total Value	3,080,700	26,414,772	0	0	6,000,000
James E. Woys	Severance	0	2,363,513	0	787,838	1,575,675
Executive Vice President, Chief Financial and Operating Officer, and Interim Treasurer	Intrinsic Value of Accelerated Equity:(3)
	Stock Options	0	0	0	0	0
	RSUs	0	2,208,314	0	0	0
	PSUs	1,454,775	6,625,217	0	0	0
	Health Benefits(4)	0	141,843	0	47,749	95,030
	Excise Tax Gross-Up Payment(5)	0	0	0	0	0
	Total Value	1,454,775	11,338,887	0	835,587	1,670,705
Juanell Hefner	Severance	0	1,092,701	0	546,351	546,351
Chief Administration Officer	Intrinsic Value of Accelerated Equity:(3)
	Stock Options	0	0	0	0	0
	RSUs	0	2,411,093	0	0	0
	PSUs	684,600	4,563,338	0	0	0
	Health Benefits(4)	0	12,970	0	6,389	6,389
	Excise Tax Gross-Up Payment(5)	N/A	N/A	N/A	N/A	N/A
	Total Value	684,600	8,080,102	0	552,740	552,740
Steven D. Tough	Severance	0	1,153,646	0	576,823	576,823
President, Government Programs	Intrinsic Value of Accelerated Equity:(3)
	Stock Options	0	0	0	0	0
	RSUs	0	1,152,319	0	0	0
	PSUs	684,600	3,457,230	0	0	0
	Health Benefits(4)	0	783,763	783,763	783,763	783,763
	Excise Tax Gross-Up Payment(5)	N/A	N/A	N/A	N/A	N/A
	Total Value	684,600	6,546,958	783,763	1,360,586	1,360,586
Steven Sell	Severance	0	1,114,608	0	557,304	557,304
President, Western Region Health Plan	Intrinsic Value of Accelerated Equity:(3)
	Stock Options	0	0	0	0	0
	RSUs	0	975,555	0	0	0
	PSUs	599,025	2,926,665	0	0	0
	Health Benefits(4)	0	73,011	0	36,505	36,505
	Excise Tax Gross-Up Payment(5)	N/A	N/A	N/A	N/A	N/A
	Total Value	599,025	5,089,839	0	593,809	593,809

Unless otherwise indicated below, amounts represented in the table shall be paid to the named executive officer in a lump sum payment.
(1)
The amounts shown include amounts payable to the named executive officer as a result of a change in control without regard to termination of employment, as set forth in the preceding column, as well as amounts payable only in connection with certain terminations of employments following such a change in control.

(2)	The amounts shown do not include the standard death benefit provided by Health Net to all of its employees equal to one times base salary.
(3)
The amounts shown represent the intrinsic value of unvested RSUs and/or PSUs which would be accelerated upon the occurrence of a change in control and upon an involuntary termination without “cause” or voluntary resignation for “good reason” during the two-year period following a change in control (or in the case of PSUs granted prior to May 7, 2015, at any time following a change in control).

Restricted stock unit value is calculated by multiplying the number of shares by the closing price per share of our Common Stock on the NYSE on December 31, 2015 (the last trading day of 2015) of $68.46 per share.

Performance share unit value is calculated by multiplying the NYSE closing price of our Common Stock on December 31, 2015 (the last trading day of 2015) of $68.46 per share by the number of shares underlying the PSUs assuming achievement of the applicable performance measures at the target level.

(4)
Amounts shown include continuation of health benefits and COBRA premiums, as applicable. The amounts associated with health benefits are calculated using 2016 enrollment rates and severance agreement terms, if applicable. The continuation of named executive officers’ health benefits is discussed in detail in the “Severance and Change In Control Arrangements” section of this Annual Report on Form 10-K.

(5)	Grandfathered excise tax gross-up benefits are provided to certain executives under their employment agreement terms, as applicable.

Compensation Committee.
The Compensation Committee currently consists of Messrs. Willison (Chair) and Miller and Mses. Citrino and Escarra. Each current member of the Compensation Committee, other than Mr. Miller, served on the Compensation Committee throughout 2015. Mr. Miller joined the Compensation Committee in 2015, following the departure of Mr. Foley, who retired from the Health Net Board immediately prior to Health Net’s Annual Meeting of Stockholders on May 7, 2015. Each of the current members of the Compensation Committee qualifies as a “non-employee director” within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an “outside director” for Section 162(m) purposes and is independent under NYSE listing standards.
Compensation Committee Responsibilities.    The Compensation Committee is governed by a charter, a current copy of which is available on our website at www.healthnet.com. Pursuant to the Compensation Committee charter, the Compensation Committee is responsible for, among other things:

•
reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating annually the performance of the Chief Executive Officer in light of the goals and objectives of our executive compensation plans, and, either as a committee or together with other independent directors (as directed by the Board of Directors), determining and recommending for approval by the independent directors of the Board of Directors, the Chief Executive Officer’s compensation level based on this evaluation, which recommendation is subject to ratification, modification or rejection by the independent directors of the Board of Directors;

•
evaluating annually the performance of our most highly compensated officer (other than the Chief Executive Officer) (for 2015, the Executive Vice President, Chief Financial and Operating Officer and Interim Treasurer) in light of the goals and objectives of our executive compensation plans, and recommending to the Board of Directors such officer’s compensation level, which recommendation is subject to ratification, modification or rejection by the Board of Directors;

•
evaluating annually the performance of our senior officers, including all officers who occupy jobs that the Compensation Committee, solely for purposes of evaluating compensation, determines to have the highest impact on us, including the “named executive officers” listed in this Annual Report on Form 10-K (excluding the Chief Executive Officer and the second most highly compensated officer, which were discussed above) (the “Senior Officers”), and approving each such Senior Officer’s compensation level;

•
reviewing and approving, on a general and policy level basis only, the compensation and benefits of officers, managers and employees other than the “Oversight Executives,” who consist of the Chief Executive Officer, our second most highly compensated officer and the Senior Officers, and advising the Board of Directors of actions taken;

•
assessing our overall compensation structure and compensation philosophy and strategy, selecting the appropriate peer group and periodically reviewing executive compensation in relation to the peer group;

•
reviewing as necessary and appropriate our compensation plans and other employee benefit plans, including incentive-compensation and equity-based plans, in light of our goals and objectives with respect to such plans, and, if the Compensation Committee deems it appropriate, adopting, or recommending to the Board of Directors the adoption of new or the amendment of existing plans;

•
reviewing all equity-compensation plans to be submitted for stockholder approval under the federal tax rules or NYSE listing standards, and reviewing and, in the Compensation Committee’s sole discretion, approving, or recommending to the Board of Directors the approval of, all equity-compensation plans that are exempt from or not subject to such stockholder approval requirements, in each case, in light of our goals and objectives with respect to such plans;

•	reviewing and approving any severance or termination arrangements to be made with any of our Oversight Executives;

•	reviewing periodically perquisites or other personal benefits to our Oversight Executives and recommending any changes to the Board of Directors;

•
producing a report of the Compensation Committee that contains a statement as to whether the Compensation Committee has reviewed and discussed the proposed Compensation Discussion and Analysis (“CD&A”) disclosure with management and whether it has recommended to the Board of Directors that the CD&A be included in the Company’s proxy statement related to its annual meeting or Annual Report on Form 10-K; and

•
performing such duties and responsibilities as may be assigned to the Board of Directors or the Compensation Committee under the terms of any compensation or other employee benefit plan, including any incentive-compensation or equity-based plans or compensation recovery policy.

As provided in its charter, the Compensation Committee has the responsibility to review at least annually the performance of the Chief Executive Officer, the second-highest paid executive and the other Oversight Executives. The Compensation Committee has the authority to approve the compensation for all Oversight Executives, other than the Chief Executive Officer and the second-highest paid executive. The Board of Directors has the responsibility to determine the compensation for the Chief Executive Officer and second-highest paid executive. When making such determination, the Board of Directors takes into consideration the Compensation Committee’s recommendation regarding the compensation for the Chief Executive Officer and second-highest paid executive and may choose to ratify, modify or reject such recommendation. The annual performance review of the Oversight Executives occurs in the first quarter of the calendar year following the previous 12-month performance period. Such review cannot be delegated to anyone other than the Compensation Committee, though the annual performance evaluation of the Chief Executive Officer may be done as a committee or together with other independent directors, as directed by the Board of Directors.
The Board of Directors and the Compensation Committee, as applicable, determine the compensation levels for our named executive officers on an annual basis by considering a variety of factors described in the section “—How do we determine the amount for each element of executive officer compensation?” portion of the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K.
For all employees other than the Oversight Executives, the Chief Executive Officer and his direct reports review and approve compensation decisions on an annual basis. In conducting their annual compensation review, the Chief Executive Officer and his direct reports consider the same factors that the Compensation Committee uses for its annual review. The Compensation Committee is not responsible for considering or determining compensation for the Board of Directors. The evaluation of the compensation of our Board of Directors is the responsibility of the Governance Committee and Board of Directors as discussed above in the “Governance Committee” section of this Annual Report on Form 10-K.
The Compensation Committee is committed to staying apprised of current issues and emerging trends, and ensuring that Health Net’s executive compensation program remains aligned with best practice. To this end, the Compensation Committee has directly selected and retained the services of Semler to assist it with its responsibilities, which relate primarily to executive compensation matters. Semler reports directly and exclusively to the Compensation Committee with respect to executive compensation and related matters.
The Compensation Committee has the sole discretion to retain or obtain the advice of compensation advisers, including compensation consultants, legal counsel or other advisers in order to assist the Compensation Committee in carrying out its responsibilities. The Compensation Committee is also responsible for the appointment, determination of the compensation and oversight of the work of so retained compensation advisers and the determination of the independence of each compensation adviser prior to selecting or receiving advice from any such compensation adviser and on at least an annual basis thereafter. The Company provides for appropriate funding for payment of reasonable compensation to any compensation adviser to the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information with respect to our securities authorized for issuance under our equity compensation plans as of December 31, 2015:

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,981,921	(2)	$31.82	5,977,639	(3)(4)
Equity compensation plans not approved by security holders	—		$—	—
Total of all shares outstanding	2,981,921	(2)	$31.82	5,977,639	(3)(4)

(1)	The weighted-average exercise price as shown does not take into account outstanding awards of RSUs and PSUs.
(2)
Includes 878,467 RSUs and 671,269 PSUs (representing 100% of the target shares underlying the PSUs that would be issued upon the achievement of certain pre-established performance thresholds and the satisfaction of service-based vesting requirements). See the “Long-Term Equity Incentive Compensation —Determinations Regarding Form and Mix of 2015 Equity Awards” section of the Compensation Discussion and Analysis for additional detail regarding the PSUs granted as part of the Company’s annual equity award program in 2015 and to Ms. Hefner on July 2, 2015, including discussion of the Compensation Committee’s determination with respect to the achievement of the applicable performance measures for each.

Between January 1, 2016 and February 16, 2016, we granted no nonqualified stock options, 194,305 performance stock units, and 254,219 restricted stock unit awards under the Amended and Restated 2006 Plan. See footnote 4 below for additional information regarding the manner in which grants of RSUs and performance share awards reduce the number of shares available for issuance under the Amended and Restated 2006 Plan.

(3)
Represents shares available for future issuance under the Amended and Restated 2006 Plan as of December 31, 2015 (see footnote 2 above for information regarding additional issuances of equity awards under the Amended and Restated 2006 Plan since such date). Includes shares available for issuance under the Amended and Restated 2006 Plan that were subject to awards under the Company’s 2005 Long-Term Incentive Plan which remained unissued following the expiration, termination, cancellation or forfeiture of such award or the settlement of such award in cash.

(4)
Prior to May 21, 2009, pursuant to the 2006 Plan, any equity award grant, other than a stock option grant, reduced the number of shares available for issuance under the 2006 Plan by two shares of Common Stock for each share of Common Stock actually subject to such equity award. Since May 21, 2009, any award granted under the 2006 Plan or the Amended and Restated 2006 Plan, other than a stock option, reduced the number of shares of Common Stock available for issuance under the 2006 Plan or the Amended and Restated 2006 Plan, as applicable, by 1.75 shares of Common Stock for each share of Common Stock subject to the award.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners
As of February 16, 2016, we had 77,319,446 shares of our Common Stock outstanding. Set forth below is a tabulation indicating those persons or groups that are known to us to be the beneficial owners of more than five percent of the outstanding shares of our Common Stock as of February 16, 2016. The information in the table and the related notes is based on statements filed by the respective beneficial owners with the SEC pursuant to Sections 13(d) and 13(g) under the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	5,441,884	(2)	7.0%
The Vanguard Group, Inc. 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,197,587	(3)	6.7%
Harris Associates L.P. 111 S. Wacker Drive, Suite 4600 Chicago, Illinois 60602-3790	4,302,367	(4)	5.6%

(1)
Unless otherwise indicated, beneficial ownership consists of sole power to vote or direct the vote and sole power to dispose or direct the disposition of the shares listed, subject to community property laws where applicable.

(2)
Based on a Schedule 13G/A filed with the SEC on January 26, 2016 by BlackRock, Inc. (“BlackRock”). BlackRock maintains sole voting power over 5,137,474 and sole dispositive power over all 5,441,884 shares beneficially owned.

(3)
Based on a Schedule 13G/A filed with the SEC on February 11, 2016 by The Vanguard Group, Inc. (“Vanguard”), an investment adviser. Vanguard, in its capacity as investment adviser, may be deemed to beneficially own the shares, and has sole voting power over 55,795 shares, shared voting power over 4,100 shares, sole dispositive power over 5,142,392 shares and shared dispositive power over 55,195 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 51,095 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 8,800 shares as a result of its serving as investment manager of Australian investment offerings.

(4)
Based on a Schedule 13G/A filed with the SEC on February 10, 2016 by Harris Associates Inc. and Harris Associates L.P. (“Harris”), an investment adviser. Harris, by reason of advisory and other relationships with the person who owns the shares, may be deemed to be beneficial owner of the shares and has sole voting and dispositive power over 3,850,983 shares beneficially owned.

 Security Ownership of Management
Unless otherwise noted, the following table sets forth the number of shares of Common Stock beneficially owned on February 16, 2016 by each non-employee director of Health Net currently serving on the Board of Directors, by each named executive officer of the Company and by all current directors and executive officers as a group, and the percentage that these shares bear to the total number of shares of Common Stock outstanding as of February 16, 2016. For purposes of the following table, beneficial ownership includes all shares the applicable non-employee director or executive officer owns or has the right to acquire within 60 days of February 16, 2016 and assumes that neither a change in control of the Company nor a termination of employment or service will occur within that 60 day period.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(**)	Footnote	Percent of Class
Non-Employee Directors
Mary Anne Citrino	28,169	1	*
Theodore F. Craver, Jr.	85,806	2	*
Vicki B. Escarra	23,366	3	*
Gale S. Fitzgerald	55,075	4	*
Roger F. Greaves	128,600	5	*
Douglas M. Mancino	0	6	*
George Miller	0	7	*
Bruce G. Willison	92,917	8	*
Frederick C. Yeager	19,062	9	*
Named Executive Officers
Jay M. Gellert	1,812,841	10	2.34%
James E. Woys	597,437	11	*
Juanell Hefner	51,962	12	*
Steven D. Tough	138,954	13	*
Steven J. Sell	46,676	14	*
All current directors and executive officers as a group (17 persons)	3,130,720	15	4.05%

*	The amount shown is less than 1% of the outstanding shares.
**
The information contained in this table is based upon information furnished to us by the persons identified as beneficial owners or obtained from our records. Unless otherwise indicated, beneficial ownership consists of sole power to vote or direct the vote and sole power to dispose or direct the disposition of the shares listed, subject to community property laws where applicable.

(1)
Includes 18,959 shares with respect to which Ms. Citrino has the right to acquire beneficial ownership by virtue of outstanding vested options. Excludes 3,860 vested RSUs for which receipt has been deferred by Ms. Citrino to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program, as discussed above in the “Directors’ Compensation” section of this Annual Report on Form 10-K.

(2)
Includes 24,247 shares owned by a trust of which Mr. Craver and his spouse both serve as trustees and beneficiaries and as such have shared voting and dispositive power and 61,559 shares with respect to which Mr. Craver has the right to acquire beneficial ownership by virtue of outstanding vested options.

(3)
Includes 13,213 shares with respect to which Ms. Escarra has the right to acquire beneficial ownership by virtue of outstanding vested options. Excludes 1,064 vested RSUs for which receipt has been deferred by Ms. Escarra to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program, as discussed above in the “Directors’ Compensation” section of this Annual Report on Form 10-K.

(4)
Includes 7,520 shares which Ms. Fitzgerald holds in joint tenancy with her spouse and 43,059 shares with respect to which Ms. Fitzgerald has the right to acquire beneficial ownership by virtue of outstanding vested options. Excludes 8,999 vested RSUs for which receipt has been deferred by Ms. Fitzgerald to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program, as discussed above in the “Directors’ Compensation” section of this Annual Report on Form 10-K.

(5)	Includes 61,559 shares with respect to which Mr. Greaves has the right to acquire beneficial ownership by virtue of outstanding vested options.
(6)
Excludes 8,344 vested RSUs for which receipt has been deferred by Mr. Mancino to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program, as discussed above in the “Directors’ Compensation” section of this Annual Report on Form 10-K.

(7)
Excludes 754 RSUs which vest within 60 days of February 16, 2016, but for which receipt has been deferred by Mr. Miller to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program, as discussed above in the “Directors’ Compensation” section of this Annual Report on Form 10-K.

(8)
Includes 31,358 shares owned by a trust for which Mr. Willison and his spouse serve as trustees and beneficiaries and as such have shared voting and dispositive power and 61,559 shares with respect to which Mr. Willison has the right to acquire beneficial ownership by virtue of outstanding vested options.

(9)
Includes 7,459 shares owned by a trust of which Mr. Yeager is trustee and a beneficiary and as such has sole voting and dispositive power and 7,500 shares with respect to which Mr. Yeager has the right to acquire beneficial ownership by virtue of outstanding vested options.

(10)
Includes 39,433 RSUs and 118,300 PSUs which vest within 60 days of February 16, 2016 and 679,750 shares with respect to which Mr. Gellert has the right to acquire beneficial ownership by virtue of outstanding vested options.

(11)
Includes 17,557 RSUs and 52,675 PSUs which vest within 60 days of February 16, 2016, 5,450 shares Mr. Woys holds in Health Net’s 401(k) Plan, 142,313 shares held in joint tenancy with Mr. Woys’ spouse and 273,200 shares with respect to which Mr. Woys has the right to acquire beneficial ownership by virtue of outstanding vested options.

(12)	Includes 8,350 RSUs and 25,052 PSUs which vest within 60 days of February 16, 2016 and 633 shares Ms. Hefner holds in Health Net’s 401(k) Plan.
(13)
Includes 8,915 RSUs and 26,750 PSUs which vest within 60 days of February 16, 2016 and 68,400 shares with respect to which Mr. Tough has the right to acquire beneficial ownership by virtue of outstanding vested options.

(14)	Includes 7,666 RSUs and 23,000 PSUs which vest within 60 days of February 16, 2016.
(15)
Includes an aggregate of 1,288,758 shares with respect to which our executive officers and/or directors who have the right to acquire beneficial ownership by virtue of outstanding vested options. Also includes an aggregate of 88,728 RSUs and 266,202 PSUs which vest within 60 days of February 16, 2016 and for which receipt has not been deferred to a date later than 60 days after February 16, 2016 as part of the Director RSU Deferral Program. For purposes of this footnote 15, “beneficial ownership” with respect to certain of the shares held by our executive officers and directors may consist of shared power to vote or direct the vote and shared power to dispose or direct the disposition of the shares included.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
We have adopted a written Related Party Transactions Policy (the “Policy”), which has been approved by the Audit Committee in accordance with its charter. The Policy outlines our policies and procedures for the review, approval or ratification of certain transactions in which any of our related parties had or will have a direct or indirect material interest. For purposes of the Policy, a “related party” means any of our directors or director nominees, our executive officers, holders of more than five percent (5%) of any class of our voting securities, any “immediate family member” (as such term is defined in the Policy) of any of the foregoing persons, any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position, or in which any number of the foregoing persons hold in the aggregate a 10% or greater beneficial ownership interest, or any charitable, tax exempt or non-profit organization in which any of the foregoing persons is actively involved in fundraising or otherwise serves as a director, officer, trustee, or any similar capacity. The Policy provides, among other things, for any proposed related party transaction to be submitted to the Audit Committee, or under delegated authority to the Chair of the Audit Committee (the “Chair”), for approval. The factors to be considered by the Audit Committee, or Chair, as applicable, when reviewing such related party transaction shall include, but are not limited to, the following: (i) the benefits to Health Net of the transaction; (ii) the impact on a director’s independence in the event the related party is a member of the Board of Directors, an immediate family member of a member of the Board of Directors or an entity in which a member of the Board of Directors is a partner, shareholder, trustee, director, executive officer or similar position; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally.
The Policy also provides that if we find that a related party transaction is ongoing that did not receive prior approval by the Audit Committee, or Chair, as applicable, then such transaction will be promptly submitted to the Audit Committee or Chair for consideration of all of the relevant facts and circumstances available, and taking into account the same factors as described above, to determine whether the transaction should be ratified, amended or terminated. If a related party transaction is completed and did not receive prior approval, the Audit Committee or Chair, as applicable, shall evaluate the transaction, taking into account the same factors as described above, to determine whether the transaction should be ratified or if rescission of the transaction is appropriate. The Chair shall report to the Audit Committee at the next Audit Committee meeting any approval, ratification, amendment or rescission of a related party transaction made by such Chair under his or her delegated authority pursuant to the Policy. We are not aware of any related party transactions requiring disclosure in this Annual Report on Form 10-K.
Director Independence
On an annual basis, with the assistance of the Governance Committee, our Board of Directors reviews the independence of all directors and affirmatively makes a determination as to the independence of each director. To assist in making this determination, the Board of Directors has adopted independence guidelines (the “Director Independence Standards”), which are designed to conform to, or be more exacting than, the independence requirements set forth in the listing standards of the NYSE. The Director Independence Standards are published on our website at www.healthnet.com. In addition to applying these guidelines, the Board of Directors considers any and all additional relevant facts and circumstances in making an independence determination.
Under the NYSE listing standards, no director qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company, which would impair such director’s independence. The Board of Directors has affirmatively determined that each of Mary Anne Citrino, Theodore F. Craver, Jr., Vicki B. Escarra, Gale S. Fitzgerald, Roger F. Greaves, Douglas M. Mancino, George Miller, Bruce G. Willison and Frederick C. Yeager is an independent member of the Board of Directors under the listing standards of the NYSE and the Director Independence Standards and has no material relationship with the Company that would impair such director’s independence. In making such determination the Board of Directors considered current and past relationships, if any, between the Company and members of the Board of Directors or their immediate family members, including the following:

•
With respect to Ms. Citrino, in 2015, Health Net made certain payments in the ordinary course of business and at arm’s length to two portfolio companies of The Blackstone Group in exchange for their provision of certain health care services. In addition, in 2015, Health Net made certain ordinary course arm’s length payments to an entity at which Ms. Citrino served as a director. Our Board of Directors determined that Ms. Citrino is independent based on (i) the amounts involved in the transactions with, and the nature of the relationships with, the entities involved, (ii) the fact that Ms. Citrino’s interest in the entity to which Health Net made payments is derived solely from her position as a director of that entity and (iii) the nature of these relationships (including the absence of any material direct or indirect relationship between Ms. Citrino and Health Net outside of her service as a member of our Board of Directors).

•
With respect to Mr. Craver, in 2015, Health Net made various fee and provider payments in the ordinary course of business and at arm’s length to two entities that employed immediate family members of Mr. Craver. In addition, in 2015, an entity that employed an immediate family member of Mr. Craver and Mr. Craver’s employer paid ordinary course arm’s length health insurance premium payments to Health Net. Our Board of Directors determined that Mr. Craver is independent based on (i) the fact that Mr. Craver’s immediate family members were not executive officers of the entities that made and/or received payments to and/or from Health Net, and (ii) the amount of fees, provider payments and premium payments involved in, and the nature of, these relationships (including the absence of any material direct or indirect relationship between Mr. Craver and Health Net outside of his service as a member of our Board of Directors).

•
With respect to Mr. Mancino, in 2015, Health Net made certain payments in the ordinary course of business and at arm’s length to a hospital at which Mr. Mancino’s spouse is a member of the board of trustees. Our Board of Directors determined that Mr. Mancino is independent based on (i) the fact that Health Net has not provided material grants, endowments or discretionary contributions to the entity at which Mr. Mancino’s spouse serves as a member of the board of trustees, nor is Mr. Mancino’s spouse an executive officer of the entity at which she serves as a member of the board of trustees; and (ii)  the nature of this relationship (including the absence of any material direct or indirect relationship between Mr. Mancino and Health Net outside of his service as a member of our Board of Directors).

•
With respect to Mr. Willison, in 2015, Health Net made certain payments in the ordinary course of business and at arm’s length to a hospital associated with a separate nonprofit entity of which Mr. Willison’s spouse is a member of the board of trustees. In addition, in 2015, Health Net received ordinary course arm’s length health insurance premium payments from an entity that employed an immediate family member of Mr. Willison. Our Board of Directors determined that Mr. Willison is independent based on (i) the fact that Health Net did not provide material grants, endowments or discretionary contributions to the nonprofit entity at which Mr. Willison’s spouse is a member of the board of trustees, nor is Mr. Willison’s wife an executive officer of the hospital to which Health Net made payments, (ii) the fact that Mr. Willison’s immediate family member is not an executive officer of the entity that made payments to Health Net, and (iii) the amounts involved in, and the nature of, these relationships (including the absence of any material direct or indirect relationship between Mr. Willison and Health Net outside of his service as a member of our Board of Directors).

In determining that Mr. Greaves is independent, the Board of Directors considered the following additional factors:

•	Mr. Greaves’ prior employment with the Company, which ended more than nineteen years ago;

•	the lifetime health benefits from the Company (or any successor) that he and his spouse received in conjunction with his retirement from the Company as an employee;

•	the fact that Mr. Greaves was reimbursed for certain expenses in connection with his travel to, and attendance at, certain business related meetings and events as a Company representative;

•
the fact that Mr. Greaves’ wife serves as a non-paid volunteer with Celebration of Children, a Company-sponsored charity, and Heart & Soul, a Company awards program, and receives certain expense reimbursements related to such service; and

•
the fact that Mr. Greaves was reimbursed for certain travel related expenses incurred by his wife while, and in conjunction with, attending or accompanying him to meetings and events unrelated to Celebration of Children and Heart & Soul.

In light of the significant time period since Mr. Greaves’ resignation and the fact that his receipt of health benefits is in no way contingent upon continued service to the Company, the business purpose of the expense reimbursements to Mr. Greaves, the fact that Mrs. Greaves receives no salary compensation (only reimbursement of documented expenses) for her service to Celebration of Children and Heart & Soul, and the nature and amount of the reimbursements to Mr. Greaves for expenses incurred by his wife while, and in conjunction with, traveling with him to business related meetings and events, the Board of Directors determined that these were not material relationships under NYSE listing standards and therefore determined Mr. Greaves to be independent under such standards.
In addition to the foregoing, the Board of Directors also considered relationships between the Company and organizations on which our non-employee directors or their immediate family members serve only as directors and determined that such relationships did not impair the directors’ exercise of independent judgment.

Item 14. Principal Accountant Fees and Services.

PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
Principal Accountant Fees and Services
The following table shows the fees (in thousands) billed to us by Deloitte & Touche LLP for each of the years ended December 31, 2015 and 2014.

	2015	2014
Audit fees(a)	$6,900	$6,900
Audit-related fees(b)	845	950
Total audit and audit-related fees	7,745	7,850
Tax fees(c)	928	1,669
All other fees	—	—
Total fees(d)	$8,673	$9,519

(a)
Includes fees for the annual audit of the consolidated financial statements, quarterly reviews and stand-alone audits of regulated subsidiaries, and audit of internal controls over financial reporting.

(b)	Includes fees for audits of employee benefit plans, consultations on accounting standards or transactions and audits and actuarial certifications.
(c)	Includes fees for income tax compliance services and other tax services.
(d)	All such fees were pre-approved by the Audit Committee.
Approval of Non-Audit Services
The Audit Committee approved the following non-audit services that were performed by Deloitte & Touche LLP, our independent registered public accountant during 2015: (1) audit related services such as (i) employee benefit plan audits, (ii) actuarial certification services, (iii) due diligence related services and (iv) accounting and financial reporting standards consultation; and (2) certain other miscellaneous non-audit services permitted under Section 10A of the Exchange Act, including without limitation, tax compliance and other tax services.
From and after the effective date of the SEC rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has approved all audit and permissible non-audit services prior to such services being provided by Deloitte & Touche LLP. In the event that an unanticipated need for audit and/or non-audit services arises between regularly scheduled Audit Committee meetings, the Audit Committee has delegated pre-approval authority to its Chairperson. The Chairperson shall report any such pre-approval requests and related decisions to the Audit Committee at its next regularly scheduled meeting.

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

Signature	Title	Date

/S/ JAY M. GELLERT	President and Chief Executive	February 29, 2016
Jay M. Gellert	Officer and Director (Principal Executive Officer)
/S/ JAMES E. WOYS	Executive Vice President, Chief	February 29, 2016
James E. Woys	Financial and Operating Officer and Interim Treasurer (Principal Financial Officer)
/S/ MARIE MONTGOMERY	Senior Vice President and	February 29, 2016
Marie Montgomery	Corporate Controller (Principal Accounting Officer)
/s/ MARY ANNE CITRINO	Director	February 29, 2016
Mary Anne Citrino
/s/ THEODORE F. CRAVER, JR.	Director	February 29, 2016
Theodore F. Craver, Jr.
/S/ VICKI B. ESCARRA	Director	February 29, 2016
Vicki B. Escarra
/S/ GALE S. FITZGERALD	Director	February 29, 2016
Gale S. Fitzgerald
/S/ ROGER F. GREAVES	Director	February 29, 2016
Roger F. Greaves
/S/ DOUGLAS M. MANCINO	Director	February 29, 2016
Douglas M. Mancino
/S/ GEORGE MILLER	Director	February 29, 2016
George Miller
/S/ BRUCE G. WILLISON	Director	February 29, 2016
Bruce G. Willison
/s/ FREDERICK C. YEAGER	Director	February 29, 2016
Frederick C. Yeager

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements and financial statement schedule are filed as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Health Net, Inc.
Woodland Hills, California
We have audited the accompanying consolidated balance sheets of Health Net, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the index at page F-1. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/   DELOITTE & TOUCHE LLP
Los Angeles, California
February 29, 2016

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Health plan services premiums	$15,553,348	$13,361,170	$10,377,073
Government contracts	628,451	603,975	572,266
Net investment income	55,494	45,166	69,613
Administrative services fees and other income	6,294	(1,725)	34,791
Total revenues	16,243,587	14,008,586	11,053,743
Expenses
Health plan services (excluding depreciation and amortization)	13,041,036	11,307,751	8,886,547
Government contracts	603,841	536,643	502,918
General and administrative	1,816,166	1,552,364	1,083,694
Selling	270,174	262,338	239,428
Depreciation and amortization	22,533	29,786	38,589
Interest	33,309	31,376	32,614
Asset impairment	1,884	88,536	—
Total expenses	15,788,943	13,808,794	10,783,790
Income from operations before income taxes	454,644	199,792	269,953
Income tax provision	268,967	54,163	99,827
Net income	$185,677	$145,629	$170,126
Net income per share:
Basic	$2.40	$1.83	$2.14
Diluted	$2.37	$1.80	$2.12
Weighted average shares outstanding:
Basic	77,212	79,602	79,455
Diluted	78,358	80,777	80,404

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$185,677	$145,629	$170,126
Other comprehensive income before tax:
Unrealized gains (losses) on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(10,480)	59,073	(78,217)
Less: Reclassification adjustments for gains included in earnings	(192)	(2,710)	(23,975)
Unrealized (losses) gains on investments available-for-sale, net	(10,672)	56,363	(102,192)
Defined benefit pension plans:
Prior service cost arising during the period	—	—	607
Net gain (loss) arising during the period	6,416	(11,893)	7,294
Less: Amortization of prior service cost and net loss included in net periodic pension cost	2,560	600	2,572
Defined benefit pension plans, net	8,976	(11,293)	10,473
Other comprehensive (loss) income, before tax	(1,696)	45,070	(91,719)
Income tax (benefit) expense related to components of other comprehensive income	(306)	15,464	(31,868)
Other comprehensive (loss) income, net of tax	(1,390)	29,606	(59,851)
Comprehensive income	$184,287	$175,235	$110,275

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$996,854	$869,133
Investments-available-for-sale (amortized cost: 2015-$2,209,670, 2014-$1,777,404)	2,218,367	1,791,060
Premiums receivable, net of allowance for doubtful accounts (2015-$3,732, 2014-$1,671)	943,746	951,935
Amounts receivable under government contracts	267,655	150,546
Other receivables	467,526	424,910
Deferred taxes	91,005	57,911
Assets held for sale	—	50,000
Other assets	338,890	220,122
Total current assets	5,324,043	4,515,617
Property and equipment, net	146,053	84,328
Goodwill	558,886	558,886
Other intangible assets, net	9,060	11,822
Deferred taxes	12,230	33,081
Investments-available-for-sale-noncurrent (amortized cost: 2015-$34,197, 2014-$5,474)	27,580	4,570
Other noncurrent assets	319,794	187,630
Total Assets	$6,397,646	$5,395,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Reserves for claims and other settlements	$1,493,392	$1,896,035
Health care and other costs payable under government contracts	85,132	71,988
Unearned premiums	134,232	96,106
Borrowings under revolving credit facility	285,000	—
Accounts payable and other liabilities	1,874,154	880,374
Total current liabilities	3,871,910	2,944,503
Senior notes payable	399,709	399,504
Borrowings under revolving credit facility	—	100,000
Other noncurrent liabilities	292,947	242,705
Total Liabilities	4,564,566	3,686,712
Commitments and contingencies
Stockholders’ Equity:
Preferred stock ($0.001 par value, 10,000 shares authorized, none issued and outstanding)	—	—
Common stock ($0.001 par value, 350,000 shares authorized; issued 2015-153,776 shares; 2014-152,451 shares)	154	153
Additional paid-in capital	1,497,562	1,444,705
Treasury common stock, at cost (2015-76,458 shares of common stock; 2014-74,378 shares of common stock)	(2,454,939)	(2,341,652)
Retained earnings	2,794,954	2,609,277
Accumulated other comprehensive loss	(4,651)	(3,261)
Total Stockholders’ Equity	1,833,080	1,709,222
Total Liabilities and Stockholders’ Equity	$6,397,646	$5,395,934

See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Common Stock Held in Treasury		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance as of January 1, 2013	148,727	$149	$1,329,000	(67,426)	$(2,092,625)	$2,293,522	$26,984	$1,557,030
Net income						170,126		170,126
Other comprehensive loss							(59,851)	(59,851)
Exercise of stock options and vesting of restricted stock units	1,497	1	20,070					20,071
Share-based compensation expense			29,930					29,930
Tax detriment related to equity compensation plans			(1,376)					(1,376)
Repurchases of common stock				(3,278)	(87,119)			(87,119)
Balance as of January 1, 2014	150,224	$150	$1,377,624	(70,704)	$(2,179,744)	$2,463,648	$(32,867)	$1,628,811
Net income						145,629		145,629
Other comprehensive income							29,606	29,606
Exercise of stock options and vesting of restricted stock units	2,227	3	37,651					37,654
Share-based compensation expense			28,334					28,334
Tax benefit related to equity compensation plans			1,096					1,096
Repurchases of common stock				(3,674)	(161,908)			(161,908)
Balance as of January 1, 2015	152,451	$153	$1,444,705	(74,378)	$(2,341,652)	$2,609,277	$(3,261)	$1,709,222
Net income						185,677		185,677
Other comprehensive loss							(1,390)	(1,390)
Exercise of stock options and vesting of restricted stock units	1,325	1	18,715					18,716
Share-based compensation expense			29,451					29,451
Tax benefit related to equity compensation plans			4,691					4,691
Repurchases of common stock				(2,080)	(113,287)			(113,287)
Balance as of December 31, 2015	153,776	$154	$1,497,562	(76,458)	$(2,454,939)	$2,794,954	$(4,651)	$1,833,080
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,677	$145,629	$170,126
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	22,533	29,786	38,589
Asset impairment charges	1,884	88,536	—
Share-based compensation expense	29,451	28,334	29,930
Deferred income taxes	(10,894)	(16,564)	8,645
Excess tax benefit on share-based compensation	(4,855)	(2,230)	(620)
Net realized gain on investments	(191)	(2,710)	(24,061)
Other changes	38,119	29,838	31,539
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Premiums receivable and unearned premiums	46,315	(549,786)	(83,822)
Other current assets, receivables and noncurrent assets	(315,238)	(444,288)	1,425
Amounts receivable/payable under government contracts	(98,039)	39,754	20,896
Reserves for claims and other settlements	(402,643)	911,960	(53,898)
Accounts payable and other liabilities	938,976	517,742	(42,910)
Net cash provided by operating activities	431,095	776,001	95,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investments	953,092	441,430	696,534
Maturities of investments	104,095	98,901	93,225
Purchases of investments	(1,538,128)	(665,200)	(722,223)
Purchases of property and equipment	(60,949)	(62,010)	(59,525)
Sales (purchases) of restricted investments and other	(4,759)	2,027	(7,432)
Net cash (used in) provided by investing activities	(546,649)	(184,852)	579
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and employee stock purchases	18,972	27,727	10,762
Excess tax benefit on share-based compensation	4,855	2,230	620
Repurchases of common stock	(112,977)	(152,549)	(77,810)
Borrowings under financing arrangements	360,000	—	345,000
Repayment of borrowings under financing arrangements	(175,000)	—	(345,000)
Net decrease in checks outstanding, net of deposits	—	—	(23,842)
Customer funds administered	147,425	(32,579)	86,897
Net cash provided by (used in) financing activities	243,275	(155,171)	(3,373)
Net increase in cash and cash equivalents	127,721	435,978	93,045
Cash and cash equivalents, beginning of year	869,133	433,155	340,110
Cash and cash equivalents, end of year	$996,854	$869,133	$433,155
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,622	$29,670	$30,789
Income taxes paid	276,468	83,499	80,119
See accompanying notes to consolidated financial statements.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Significant Events
Health Net, Inc. (referred to herein as "Health Net," "the Company," "we," "us," "our" or "HNT") is a publicly traded managed care organization that delivers managed health care services. Together with our subsidiaries, we provide health benefits through our health maintenance organizations ("HMOs"), insured preferred provider organizations ("PPOs"), exclusive provider organization ("EPO"), point of service ("POS") plans and indemnity products, among others, to approximately 6.1 million individuals across the country through group, individual, Medicare (including the Medicare prescription drug benefit commonly referred as "Part D"), Medicaid ("Medi-Cal" in California), and dual eligible programs as well as programs with the the United States Department of Defense ("Department of Defense" or "DoD") and United States Department of Veterans Affairs ("VA"). Our subsidiaries also offer managed health care products related to behavioral health and prescription drugs.
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
Our Government Contracts reportable segment includes our government-sponsored managed care federal contract with the DoD under the TRICARE program in the North Region and other health care, mental health and behavioral health government contracts. On April 1, 2011, we began delivering administrative services under the new T-3 contract for the TRICARE North Region ("T-3 contract"). The T-3 contract for the North Region covers Connecticut, Delaware, Illinois, Indiana, Kentucky (except Fort Campbell), Maine, Maryland, Massachusetts, Michigan, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia, Wisconsin and the District of Columbia and portions of Iowa and Missouri. The Company provides administrative services to approximately 2.8 million Military Health System ("MHS") eligible individuals under the T-3 contract. In addition to the beneficiaries that we service under the T-3 contract, we administer contracts with VA to manage the Patient Centered Community Care program ("PC3 Program") and community based outpatient clinics in one state covering approximately 4,083 enrollees, We also provide behavioral health services to military families under the Department of Defense sponsored Military and Family Life Counseling, formerly Military and Family Life Consultant, ("MFLC") program. See Note 2 under the heading "Government Contracts" for additional information on our T-3 contract for the North Region, the MFLC contract and PC3 Program contract.
Significant Events
Centene Transaction
On July 2, 2015, the Company entered into the Merger Agreement with Centene, together with Merger Sub I and Merger Sub II. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub I will merge with and into the Company (the "Merger"), with the Company as the surviving corporation (the "Surviving Corporation") and (ii) subject to delivery of a legal opinion from counsel to the Surviving Corporation regarding certain aspects of the tax treatment of the transactions, immediately after the consummation of the Merger, the Surviving Corporation will merge with and into Merger Sub II, with Merger Sub II continuing as the surviving company.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The completion of the Merger is not conditioned on receipt of financing by Centene. The Merger is expected to close in the first quarter of 2016, subject to the receipt of the remaining required regulatory approvals and satisfaction or waiver of other closing conditions.
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
As of December 31, 2014 we had classified $50.0 million, at fair value less cost to sell, in assets as assets held for sale. As a result of the Cognizant Amendment, we reclassified assets held for sale to property and equipment held-for use and resumed depreciation of such assets due to the deferral of the Asset Sale during the three months ended September 30, 2015. As of December 31, 2015, we had no assets held for sale. See Note 3 for additional information about our agreement with Cognizant, the assets previously held for sale and our subsequent amendment to the Master Services Agreement.
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
Health Plan Services Revenue Recognition
Health plan services premium revenues generally include HMO, PPO, EPO and POS premiums from employer groups and individuals and from Medicare recipients who have purchased supplemental benefit coverage, for which premiums are based on a predetermined prepaid fee, Medicaid revenues based on multi-year contracts to provide care to Medicaid recipients, revenue under Medicare risk contracts to provide care to enrolled Medicare recipients and revenue from our dual eligible members who are participating in the California Coordinated Care Initiative or "CCI." Revenue

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is recognized in the month in which the related enrollees are entitled to health care services. Premiums collected in advance of the month in which enrollees are entitled to health care services are recorded as unearned premiums.
Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), commercial health plans with medical loss ratios ("MLR") on fully insured products, as calculated as set forth in the ACA, that fall below certain targets are required to rebate ratable portions of their premiums annually. We classify the estimated rebates, if any, as a reduction to health plan services premiums in our consolidated statement of operations. Estimated rebates for our commercial health plans were $0 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014. We paid $0.4 million related to 2014 rebates during the year ended December 31, 2015. In addition to the rebates for the commercial health plans under the ACA, there is also a medical loss ratio corridor for the California Department of Health Care Services ("DHCS") adult Medicaid expansion members under Medi-Cal covering an 18-month period from January 1, 2014 to June 30, 2015 and for annual periods thereafter. If our MLR for this population is below 85%, then we would have to pay DHCS a rebate. If the MLR is above 95%, then DHCS would have to pay us additional premium. As of December 31, 2015 and December 31, 2014, we have accrued $345.0 million and $200.6 million, respectively, in accounts payable and other liabilities, and accrued $58.1 million and $0, respectively, in other noncurrent liabilities for MLR rebates with respect to this population payable to DHCS. Our Medicaid contract with the state of Arizona contains profit-sharing provisions. If our Arizona Medicaid profits are in excess of the amount we are allowed to fully retain, we record a payable and reduce health plan services premiums. With respect to our Arizona Medicaid contract, the balance included in other noncurrent assets as of December 31, 2015 and December 31, 2014 was $0 and $2.3 million, respectively, and the profit corridor payable balance included in accounts payable and other liabilities as of December 31, 2015 and December 31, 2014 was $49.7 million and $27.0 million, respectively. The profit corridor payable balance included in other noncurrent liabilities as of December 31, 2015 was $2.4 million and $0 as of December 31, 2014. In the year ended December 31, 2015, the Arizona Health Care Cost Containment System ("AHCCCS") withheld $36.2 million in connection with the profit corridor payable from our capitation payment. See below in this Note 2 under the heading "Accounting for Certain Provisions of the ACA" for additional information.
The following table presents information regarding the impact to health plan services premium revenues related to the Medi-Cal MLR rebates and our Arizona Medicaid contract profit-sharing provisions (amounts in millions):

	Increase (Decrease) in Health Plan Services Premium Revenue
	Year Ended December 31, 2015
	2015	2014
Medi-Cal MLR rebates	$(202.5)	$(200.6)
AZ Medicaid contract profit-sharing provisions	(63.7)	(24.7)
Approximately 64%, 59%, and 50% in 2015, 2014 and 2013, respectively, of our health plan services premiums were generated under Medicare, Medicaid/Medi-Cal and dual eligibles contracts, as applicable. These revenues are subject to audit and retroactive adjustment by the respective fiscal intermediaries. Laws and regulations governing these programs, including the Centers for Medicare & Medicaid Services ("CMS") methodology with respect to risk adjustment data validation ("RADV") audits, are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount.
Our Medicare Advantage contracts are with CMS. CMS deploys a risk adjustment model which apportions premiums paid to all health plans according to health severity and certain demographic factors. This risk adjustment model results in periodic changes in our risk factor adjustment scores for certain diagnostic codes, which then result in changes to our health plan services premium revenues. Because the recorded revenue is based on our best estimate at the time, the actual payment we receive from CMS for risk adjustment reimbursement settlements may be materially different than the amounts we have initially recognized on our financial statements. We also have stand-alone Medicare Advantage Plus Prescription Drug ("MAPD") plans that cover both prescription drugs (Part D) and medical care. The Part D benefit consists of pharmacy benefits for Medicare beneficiaries. We provide prescription drug benefits as part

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our Medicare Advantage and dual eligibles offerings. Health care costs and general and administrative expenses associated with Part D are recognized as the costs and expenses are incurred.
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
We estimate and recognize the retrospective adjustments to premium revenue based upon experience to date under our state-sponsored health care programs contracts. The retrospective premium adjustment is recorded as an adjustment to premium revenue and other noncurrent assets. As of December 31, 2015, we had calculated a surplus of $386.2 million. As a surplus Account position results in no monies due to either party upon expiration of the Term, we have no receivable and no payable recorded as of December 31, 2015 in connection with the Agreement. As of December 31, 2014, we had calculated a surplus of $53.4 million under the Agreement and reduced our receivable to zero, reflecting our cumulative estimated retrospective premium adjustment to the Account based on our actual pretax margin for the period beginning on January 1, 2013 and ending on December 31, 2014. As a surplus Account position results in no monies due to either party upon expiration of the Term, we had no receivable and no payable recorded as of December 31, 2014 in connection with the Agreement. As of December 31, 2013, we had calculated and recorded a deficit of $62.9 million, net of a valuation discount in the amount of $4.4 million, reflecting our estimated retrospective premium adjustment to the Account based on our actual pretax margin for the year ended December 31, 2013.

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

	Increase (Decrease) in Health Plan Services Premium Revenue
	Year Ended December 31,
	2015	2014	2013
Change in prior years risk adjustment revenue estimate	$1.1	$13.1	$(9.0)
Medi-Cal retroactive premium adjustments for prior years	46.9	—	74.3
Change in deficit calculated under our state-sponsored health plans rate settlement agreement	—	(62.9)	62.9
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
Our IBNR best estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims. As part of our best estimate for IBNR, the provision for adverse deviation recorded at December 31, 2015 and 2014 was approximately $74.3 million and $77.7 million, respectively.
We consistently apply our IBNR estimation methodology from period to period. Our IBNR best estimate is made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. As additional information becomes known to us, we adjust our assumptions accordingly to change our estimate of IBNR. Therefore, if moderately adverse conditions do not occur, evidenced by more complete claims information in the following period, then our prior period estimates will be revised downward, resulting in

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

favorable development. However, any favorable prior period reserve development would increase current period net income only to the extent that the current period provision for adverse deviation is less than the benefit recognized from the prior period favorable development. If moderately adverse conditions occur and are more acute than we estimated, then our prior period estimates will be revised upward, resulting in unfavorable development, which would decrease current period net income. For the year ended December 31, 2015, we had $107.4 million in favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2015 consisted of $29.7 million in favorable prior year development and a release of the $77.7 million provision for adverse deviation held at December 31, 2014. We believe that the $29.7 million favorable development for the year ended December 31, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. For the year ended December 31, 2014, we had $14.6 million in net favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. We believe that the $36.6 million unfavorable development for the year ended December 31, 2014 was primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA.The reserve developments related to prior years for the years ended December 31, 2015 and 2014, when considered together with the provision for adverse deviation recorded as of December 31, 2015 and 2014, respectively, did not have a material impact on our operating results or financial condition.
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
We assess the profitability of contracts for providing health care services when operating results or forecasts indicate probable future losses. Contracts are grouped in a manner consistent with the method of determining premium rates. Losses are determined by comparing anticipated premiums to estimates for the total of health care related costs less reinsurance recoveries, if any, and the cost of maintaining the contracts. Losses, if any, are recognized in the period the loss is determined and are classified as Health Plan Services cost. As of December 31, 2015 and 2014, respectively, we held no premium deficiency reserves.
Government Contracts
On April 1, 2011, we began delivery of administrative services under our T-3 contract for the TRICARE North Region. The T-3 contract was awarded to us on May 13, 2010, and included five one-year option periods. On March 15, 2014, the DoD exercised the last of these options, which extended the T-3 contract through March 31, 2015. In March 2015, the DoD modified our T-3 contract to add three additional one-year option periods and awarded us the first of the three option periods, which allows us to continue providing access to health care services to TRICARE beneficiaries through March 31, 2016. On February 1, 2016, we received preliminary written notice of the Government’s intent to exercise the second one-year option period concluding March 31, 2017. If the two remaining option periods are ultimately exercised, our T-3 contract would conclude on March 31, 2018. On April 24, 2015, the DoD issued its final request for proposal for the next generation TRICARE contracts (the "T-2017 contracts"), which will reduce the three existing TRICARE regions to two. On July 23, 2015, we responded to the DoD's request for proposal, and on February 16, 2016, we submitted a revised response to the DoD’s request for proposal. The DoD has indicated that it expects to award the T-2017 contracts in the first half of 2016, with health care delivery expected to commence on April 1, 2017.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The transition-in process for the T-3 contract began in the second quarter of 2010. Deferred transition-in costs and related deferred revenues are amortized on a straight-line basis over the customer relationship period. Fulfillment costs associated with the T-3 contract are expensed as incurred.
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
In addition to the beneficiaries that we service under the T-3 contract, we provide behavioral health services to military families under the DoD sponsored MFLC program. On August 15, 2012, we entered into a MFLC contract awarded by the DoD. The contract has a five-year term that includes a 12-month base period and four 12-month option periods. In September 2013, VA awarded us a contract under its new PC3 Program. The PC3 Program provides eligible veterans coordinated, timely access to care through a comprehensive network of non-VA providers who meet VA quality standards when a local VA medical center cannot readily provide the care. We support VA in providing care to veterans in three of the six PC3 Program regions. These three regions, Regions 1, 2 and 4, encompass all or portions of 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. The PC3 Program contract term includes a base period of performance and four one-year option periods. In addition, VA will have the ability to extend the PC3 Program contract an additional two years and six months based on VA's needs.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2014, VA expanded our PC3 Program contract to include primary care services for veterans who are unable to obtain primary care at a VA medical center in the three PC3 regions in which we operate. In addition, in November 2014, we modified our PC3 Program contract to further expand our services with VA in support of the Veterans Access, Choice and Accountability Act of 2014 ("VACAA"). The VACAA modification to our PC3 Program contract (the "VACAA modification") expires no later than September 30, 2017. The VACAA modification includes, among other things, the production and distribution of the new Veterans Choice Card, which allows veterans to elect to receive care outside of the VA when they qualify. The transition-in process for the VACAA modification began in the fourth quarter of 2014. Deferred revenues associated with the contract modification are amortized on a straight-line basis over the customer relationship period. Fulfillment costs associated with the PC3 contract and the related modification are expensed as incurred.
Share-Based Compensation Expense
As of December 31, 2015, we had various long-term incentive plans that permit the grant of stock options and other equity awards to certain employees, officers and non-employee directors, which are described more fully in Note 8.
The compensation cost that has been charged against income under our various long-term incentive plans was $29.5 million, $28.3 million and $29.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.5 million, $10.9 million and $11.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash flows resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows and such amounts are approximately $4.9 million, $2.2 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Forfeiture rates for share based awards are estimated up front and true-up adjustments are recorded for the actual forfeitures.
Cash and Cash Equivalents
Cash equivalents include all highly liquid investments with maturity of three months or less when purchased. We had no checks outstanding, net of deposits as of December 31, 2015 and 2014, respectively. Checks outstanding, net of deposits are classified as accounts payable and other liabilities in the consolidated balance sheets and the changes are reflected in the line item net increase (decrease) in checks outstanding, net of deposits within the cash flows from financing activities in the consolidated statements of cash flows.
Investments
Investments classified as available-for-sale, which consist primarily of debt securities, are stated at fair value. Unrealized gains and losses are excluded from earnings and reported as other comprehensive income, net of income tax effects. The cost of investments sold is determined in accordance with the specific identification method and realized gains and losses are included in net investment income. We analyze all debt investments that have unrealized losses for impairment consideration and assess the intent to sell such securities. If such intent exists, impaired securities are considered other-than-temporarily impaired. Management also assesses if we may be required to sell the debt investments prior to the recovery of amortized cost, which may also trigger an impairment charge. If securities are considered other-than-temporarily impaired based on intent or ability, we assess whether the amortized costs of the securities can be recovered. If management anticipates recovering an amount less than the amortized cost of the securities, an impairment charge is calculated based on the expected discounted cash flows of the securities. Any deficit between the amortized cost and the expected cash flows is recorded through earnings as a charge. All other temporary impairment charges are recorded through other comprehensive income. During the year ended December 31, 2015, we recognized $2.0 million losses from other-than-temporary impairments related to our investments in corporate debt securities. During the years ended December 31, 2014 and 2013, no losses were recognized from other-than-temporary impairments.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments
The estimated fair value amounts of cash equivalents, investments available-for-sale, premiums and other receivables, notes receivable and notes payable have been determined by using available market information and appropriate valuation methodologies. The carrying amounts of cash equivalents approximate fair value due to the short maturity of those instruments. Fair values for debt and equity securities are generally based upon quoted market prices. Where quoted market prices were not readily available, fair values were estimated using valuation methodologies based on available and observable market information. Such valuation methodologies include reviewing the value ascribed to the most recent financing, comparing the security with securities of publicly traded companies in a similar line of business, and reviewing the underlying financial performance including estimating discounted cash flows. The carrying value of premiums and other receivables, long-term notes receivable and nonmarketable securities approximates the fair value of such financial instruments. The fair value of notes payable is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt with the same remaining maturities. The fair value of our fixed-rate borrowings was $416.3 million and $437.0 million as of December 31, 2015 and 2014, respectively. The fair value of our variable-rate borrowings under our revolving credit facility was $285.0 million and $100.0 million as of December 31, 2015 and 2014, respectively, which was equal to the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. The fair value of our fixed-rate borrowings was determined using the quoted market price, which is a Level 1 input in the fair value hierarchy. The fair value of our variable-rate borrowings was estimated to equal the carrying value because the interest rates paid on these borrowings were based on prevailing market rates. Since the pricing inputs are other than quoted prices and fair value is determined using an income approach, our variable-rate borrowings are classified as a Level 2 in the fair value hierarchy. See Notes 6 and 7 for additional information regarding our financing arrangements and fair value measurements, respectively.
Restricted Assets
We and our consolidated subsidiaries are required to set aside certain funds which may only be used for certain purposes pursuant to state regulatory requirements. We have discretion as to whether we invest such funds in cash and cash equivalents or other investments. As of December 31, 2015 and 2014, the restricted cash and cash equivalents balances totaled $0.2 million and $0.2 million, respectively, and are included in other noncurrent assets. Investment securities held by trustees or agencies were $28.3 million and $24.0 million as of December 31, 2015 and 2014, respectively, and are included in investments available-for-sale. For additional information on our regulatory requirements, see Note 12.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.
In connection with the Cognizant Transaction, we classified certain software systems assets as held-for-sale in the year ended December 31, 2014. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. We assessed the recoverability of these assets held for sale and as a result, we recorded $80.2 million in asset impairments during the year ended December 31, 2014. During the year ended December 31, 2015, we recorded $1.9 million in asset impairments for additional property and equipment classified as held for sale in the first quarter of 2015. During the third quarter of 2015, due to the deferral of the Asset Sale in connection with the pending Merger with Centene, the Company reclassified all assets held for sale to property and equipment held-for-use and commenced depreciation for such assets. See Note 3 for more information regarding assets held for sale and the Cognizant Transaction.
In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software. During the year ended December 31, 2013, we recorded $1.2 million in impairment losses to general and administrative expenses primarily for internally developed software.
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
On November 2, 2014, we signed a definitive master services agreement with Cognizant to provide certain services to us. In connection with this agreement, we agreed to sell certain software assets and related intellectual property ("software system assets") we own to Cognizant. The transaction, including the related asset sale, was subject to the receipt of required regulatory approvals. See Note 3 for additional information regarding our agreements with Cognizant. Because the sale of these software system assets met the definition of a sale of a business under GAAP, as of September 30, 2014, we re-allocated $7 million of goodwill based on relative fair values of the Western Region Operations reporting unit with and without the impact of the business to be sold. Our measurement of fair values was based on a combination of the discounted total consideration expected to be received in connection with the services and asset sale agreements, income approach based on a discounted cash flow methodology, and replacement cost methodology. After the reallocation of goodwill, we performed a two-step impairment test to determine the existence of any impairment and the amount of the impairment. In the first step, we compared the fair values to the related carrying value and concluded that the carrying value of the business to be sold was impaired; however, we determined that the carrying value of the Western Region Operations reporting unit was not impaired. In the second step, we measured the impairment amount by comparing the implied value of the allocated goodwill to the carrying amount of such goodwill. Based on the results of our Step 2 test, we concluded that the implied value of the goodwill allocated to the business to be sold was zero, which resulted in an impairment charge for the total carrying value of the allocated goodwill of $7 million. See Note 7 for goodwill fair value measurement information.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amount of goodwill by reporting unit is as follows:

	Western Region Operations	Total
	(Dollars in millions)
Balance as of December 31, 2013	$565.9	$565.9
Goodwill allocated to sale of business (see Note 3)	(7.0)	(7.0)
Balance as of December 31, 2014	$558.9	558.9
Balance as of December 31, 2015	$558.9	$558.9
The intangible assets that continue to be subject to amortization using the straight-line method over their estimated lives are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Balance	Weighted Average Life (in years)
	(Dollars in millions)
As of December 31, 2015:
Provider networks	$41.5	$(38.0)	$3.5	18.9
Customer relationships and other	29.5	(23.9)	5.6	11.1
	$71.0	$(61.9)	$9.1

As of December 31, 2014:
Provider networks	$41.5	$(36.9)	$4.6	18.9
Customer relationships and other	29.5	(22.3)	7.2	11.1
	$71.0	$(59.2)	$11.8
The amortization expense was $2.8 million, $3.0 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
 Estimated annual pretax amortization expense for other intangible assets for each of the next five years ending December 31 is as follows (dollars in millions):

Year	Amount
2016	$2.2
2017	2.2
2018	2.1
2019	0.9
2020	0.6
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
 Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and premiums receivable. All cash equivalents and investments are managed within established guidelines, which provide us diversity among issuers. Our 10 largest employer group premiums receivable balances within each of our plans accounted for 7% and 5% of our total premiums receivable as of December 31, 2015 and 2014, respectively. Our Medicare receivable from CMS represented 9% of total receivables as of December 31, 2015 compared with 9% as of December 31, 2014. Our Medicaid receivable, due primarily from DHCS, represented approximately 80% and 84% of premiums receivable as of December 31, 2015 and 2014, respectively. Our premiums receivable from Medicare and Medicaid programs are subject to timing of cash receipts from the federal and state governmental agencies. Our 10 largest employer group premiums within each of our plans accounted for 9%, 11% and 16% of our health plan services premium revenues for the years ended December 31, 2015, 2014 and 2013, respectively.
The federal government is the primary customer of our Government Contracts reportable segment representing approximately 96% of our Government Contracts revenue. In addition, the federal government is a significant customer of our Western Region Operations segment as a result of our contract with CMS for coverage of Medicare-eligible individuals. Medicare revenues accounted for 20%, 23% and 27% of our health plan premium revenues in 2015, 2014 and 2013, respectively. Our Medicaid revenue is derived in California through our contracts with the DHCS, and, beginning in the fourth quarter of 2013, in Arizona through our contract with the Arizona Health Care Cost Containment System ("AHCCCS"). Medicaid premium revenues accounted for 41%, 36%, and 23% of our health plan services premium revenues for the years ended December 31, 2015, 2014, and 2013, respectively. We are the sole commercial plan contractor with DHCS to provide Medi-Cal services in Los Angeles County, California. In 2015 and 2014, revenue from our Medi-Cal contract in Los Angeles County was approximately 58% and 55% of our total Medicaid premium revenue, respectively, and approximately 24% and 19% of total health plan premium revenue, respectively.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The inclusion or exclusion of common stock equivalents arising from stock options, RSUs and PSUs in the computation of diluted earnings per share is determined using the treasury stock method. For the years ended December 31, 2015, 2014 and 2013, respectively, 1,146,000 shares, 1,175,000 shares and 949,000 shares of dilutive common stock equivalents were outstanding and were included in the computation of diluted earnings per share.
For the years ended December 31, 2015, 2014 and 2013, respectively, an aggregate of 18,000 shares, 715,000 shares and 941,000 shares of common stock equivalents were considered anti-dilutive and were not included in the computation of diluted earnings per share. Stock options expire at various times through February 2019 (see Note 8).
In May 2011, our Board of Directors authorized a stock repurchase program for the repurchase of up to $300 million of our outstanding common stock (our "stock repurchase program"). On March 8, 2012, our Board of Directors approved a $323.7 million increase to our stock repurchase program and on December 16, 2014, our Board of Directors approved another $257.8 million increase to our stock repurchase program. This latest increase, when taken together with the remaining authorization at that time, brought our total authorization up to $400.0 million. As of December 31, 2015 and 2014, the remaining authorization under our stock repurchase program was $306.2 million and $400.0 million, respectively. See Note 9 for more information regarding our stock repurchase program.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized appreciation (depreciation) after tax on investments available-for-sale and prior service cost and net loss related to our defined benefit pension plan (see Note 10).
Our accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Unrealized Gains (Losses) on investments available-for-sale	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (loss)
		(Dollars in millions)
Balance as of January 1, 2013	$38.0	$(11.0)	$27.0
Other comprehensive (loss) income before reclassifications	(50.7)	4.8	(45.9)
Amounts reclassified from accumulated other comprehensive income	(15.6)	1.6	(14.0)
Other comprehensive (loss) income for the year ended December 31, 2013	(66.3)	6.4	(59.9)
Balance as of January 1, 2014	$(28.3)	$(4.6)	$(32.9)
Other comprehensive income (loss) before reclassifications	38.3	(7.3)	31.0
Amounts reclassified from accumulated other comprehensive income	(1.8)	0.4	(1.4)
Other comprehensive income (loss) for the year ended December 31, 2014	36.5	(6.9)	29.6
Balance as of January 1, 2015	$8.2	$(11.5)	$(3.3)
Other comprehensive (loss) income before reclassifications	(6.8)	3.9	(2.9)
Amounts reclassified from accumulated other comprehensive income	(0.1)	1.6	1.5
Other comprehensive (loss) income for the year ended December 31, 2015	(6.9)	5.5	(1.4)
Balance as of December 31, 2015	$1.3	$(6.0)	$(4.7)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows reclassifications out of accumulated other comprehensive income and the affected line items in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			Affected line item in the Consolidated Statements of Operations
	2015	2014	2013
	(Dollars in millions)
Unrealized gains on investments available-for-sale	$0.2	$2.7	$24.0	Net investment income
	0.2	2.7	24.0	Total before tax
	0.1	0.9	8.4	Tax expense
	0.1	1.8	15.6	Net of tax
Amortization of defined benefit pension items:
Prior-service cost	(0.4)	(0.4)	(0.1)	(a)
Actuarial gains (losses)	(2.2)	(0.2)	(2.5)	(a)
	(2.6)	(0.6)	(2.6)	Total before tax
	(1.0)	(0.2)	(1.0)	Tax benefit
	(1.6)	(0.4)	(1.6)	Net of tax

Total reclassifications for the period	$(1.5)	$1.4	$14.0	Net of tax
_________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
Taxes Based on Premiums
We provide services in certain states which require premium taxes to be paid by us based on membership or billed premiums. These taxes are paid in lieu of or in addition to state income taxes and totaled $266.5 million in 2015, $191.2 million in 2014 and $124.4 million in 2013. The 2013 premium tax expense includes Medicaid premium taxes reinstated in June 2013 retroactive to July 1, 2012 (see "Medicaid Premium Taxes" below for additional information). These amounts are recorded in general and administrative expenses on our consolidated statements of operations.
Medicaid Premium Taxes
On June 27, 2013, the State of California reinstated premium taxes retroactive to July 1, 2012 for plans participating in Medi-Cal. As a result of this reinstatement, for the year ended December 31, 2013, we recorded $92.8 million, including $20.2 million attributable to periods prior to 2013, as general and administrative expense. In addition, the State of California increased Medicaid premium revenues in an amount equal to the increase in the premium taxes. As a result, we recorded $92.8 million in health plan services premiums for the year ended December 31, 2013. For the year ended December 31, 2014, we recorded $157.1 million in Medicaid premium taxes and a corresponding $157.1 million in health plan services premiums. For the year ended December 31, 2015, we recorded $222.4 million in Medicaid premium taxes and a corresponding $222.4 million in health plan services premiums. These Medicaid premium taxes are currently authorized by the State of California through July 1, 2016.

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
We paid the federal government $233.0 million in September 2015 for our portion of the 2015 health insurer fee based on 2014 premiums in accordance with the ACA. We had recorded a liability for this fee in other current liabilities with an offsetting deferred cost in other current assets in our consolidated financial statements. In September 2014, we paid the federal government $141.4 million for our portion of the health insurer fee based on 2013 premiums. Our general and administrative expenses for the years ended December 31, 2015 and 2014 include amortization of the deferred cost of $233.0 million and $141.4 million, respectively. The remaining deferred cost asset was $0 as of December 31, 2015 and $0 as of December 31, 2014.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
3Rs: Reinsurance, Risk Adjustment and Risk Corridor
Our accounting estimates are impacted as a result of the provisions of the ACA, including the 3Rs. The substantial influx of previously uninsured individuals into the new health insurance exchanges under the ACA could make it more difficult for health insurers, including us, to establish pricing accurately, at least during the early years of the exchanges. The 3Rs are intended to mitigate some of the risks around pricing and lack of information surrounding the previously uninsured. Estimating the amounts for the 3Rs involve complex calculations, assumptions and judgments. Our estimation process relies in part on data provided by participating insurers, including us, and also requires interpretation and application of existing laws, regulations and guidance, including, among others, those related to the treatment of income taxes in calculating risk corridors as well as the timing and source of program funding. The interpretation and application of certain laws, regulations and guidance may impact the estimation process, which impact may be material. Accordingly, we will experience premium adjustments to our health plan services premium revenues and health plan services expenses based on changes to our estimated amounts related to the 3Rs until we receive the final reconciliation and settlement amount from HHS. Such estimated amounts may differ materially from actual amounts ultimately received or paid under the provisions, which may have a material impact on our consolidated results of operations and financial condition.
Reinsurance—The transitional reinsurance program requires us to make reinsurance contributions for calendar years 2014 through 2016 to a state or HHS established reinsurance entity based on a national contribution rate per covered member as determined by HHS. While all commercial medical plans, including self-funded plans, are required to fund the reinsurance entity, only fully-insured non-grandfathered plans in the individual commercial market will be eligible for recoveries if individual claims exceed a specified threshold. Accordingly, we account for transitional reinsurance contributions associated with all commercial medical health plans other than non-grandfathered individual plans as an assessment in general and administrative expenses in our consolidated statement of income and recorded $36.0 million and $55.0 million for the years ended December 31, 2015 and 2014, respectively. We account for contributions made by individual commercial plans which are subject to recoveries as contra-health plan services premium revenue and recorded $14.3 million and $15.9 million for the years ended December 31, 2015 and 2014, respectively. We account for any recoveries as contra-health plan services expense in our consolidated statements of income. Reinsurance assessments and recoveries are classified as current or long-term receivable or payable based on the timing of expected settlement.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
HHS has recognized that it is obligated to make the risk corridors program payments without regard to budget neutrality in both regulations and guidance. On October 1, 2015, HHS acknowledged a shortfall in the payments for program year 2014, and stated that it would be making payments to insurers of approximately 12.6 percent of their requested amounts at this time. HHS confirmed its previously stated intention to fulfill its remaining 2014 risk corridor obligations with funds collected for program year 2015 and, if necessary, 2016 collections. On October 13, 2015, HHS reiterated its continuing obligation to make full payment of its risk corridors liabilities and stated that HHS recognizes that the ACA requires the Secretary to make full payments to issuers. HHS further stated that it is recording those amounts that remain unpaid following its 12.6 percent prorated payment this winter as fiscal year 2015 obligations of the United States Government for which full payment is required. This payment structure would be consistent with the Consolidated and Further Continuing Appropriations Act, 2015, which is also referred to as the “2015 Budget Act" or "Cromnibus." Additionally, HHS has stated that in the event of a shortfall between the amounts collected from issuers and the payments to issuers, HHS will use other sources of funding for the risk corridors payments, subject to the availability of appropriations. This use of alternative funding is consistent with general principles of federal program budgeting and appropriations. Notwithstanding any restrictions imposed by the 2015 Budget Act, which restrictions were repeated in identical language in the 2016 Budget Act passed in December 2015, HHS has retained the right and ability to source risk corridors program payments from user fees under both the risk corridors program and other programs.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the assets and liabilities related to the 3Rs as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Other receivables:	(Dollars in millions)
Reinsurance	$214.1	$234.0
Risk adjustment	143.2	81.0
Risk corridor	1.8	—

Other noncurrent assets:
Risk corridor	212.5	90.4

Accounts payable and other liabilities:
Risk adjustment	187.2	153.4

Other noncurrent liabilities:
Risk corridor	—	3.6

Net Receivable (Payable) Balance:
Risk adjustment	$(44.0)	$(72.4)
Risk corridor	214.3	86.8
Reinsurance	214.1	234.0

The following table presents the changes in our balances related to the 3Rs during the years ended December 31, 2015 and 2014:

	Net Receivable/(Payable) Balance as of December 31, 2014 and 2013	Change in Estimates Related to Prior Year	Current Estimates	Payments Made (Received)	Net Receivable/(Payable) Balance as of December 31, 2015 and 2014
		(Dollars in millions)
2015
Risk adjustment	$(72.4)	$(6.3)	$(49.6)	$84.3	$(44.0)
Risk corridor	86.8	11.3	126.8	(10.6)	214.3
Reinsurance	234.0	(19.3)	214.1	(214.7)	214.1
2014
Risk adjustment	$—	$—	$(72.4)	$—	$(72.4)
Risk corridor	—	—	86.8	—	86.8
Reinsurance	—	—	234.0	—	234.0
The change in estimates related to the prior year reduced our pretax income by $14.3 million for the year ended December 31, 2015.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The final reconciliation and settlement with HHS of the premium and cost sharing subsidies and the amounts related to the 3Rs for the current year generally will be completed in the following year with HHS. The risk adjustment and reinsurance amounts for the benefit year 2014 reflect the final reconciliation by HHS. Risk adjustment and reinsurance amounts for 2014 were substantially settled during the year ended December 31, 2015. For further information with respect to our risk corridor receivables, see the discussion above in this Note 2.
Section 1202 of ACA
Section 1202 of the ACA mandates increases in Medicaid payment rates for primary care in calendar years 2013 and 2014. The final rule has been in effect since January 1, 2013. The provisions of section 1202 impact our 1.8 million Medi-Cal members in California and 65,000 Medicaid members in Arizona. DHCS, the agency that regulates the Medi-Cal program, initially implemented a reimbursement methodology with no underwriting risk to the managed care plans ("MCPs") in 2013. Subsequently, DHCS changed the reimbursement methodology during the second quarter of 2014, and this change transferred full underwriting risk to the MCPs.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASU 2014-09") as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” ASU 2014-09 will

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

supersede existing revenue recognition standards with a single model unless those contracts are within the scope of other standards (e.g., an insurance entity’s insurance contracts). The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption at the original effective date, for interim and annual periods beginning after December 15, 2016, will be permitted. We are currently evaluating the effect of the new revenue recognition guidance.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. To simplify the presentation of deferred income taxes, the amendments in ASU No. 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in the statement of position. ASU No. 2015-17 will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect this new guidance to have a material effect on our results of operations, financial condition, or cash flows.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investment qualify for the new practicability exception. For financial liabilities measured under Fair Value Option, entities will need to present any change in fair value caused by a change in instrument-specific credit risk (own credit risk) separately in Other Comprehensive Income. ASU No. 2016-01 also changes certain disclosure requirements for financial assets and liabilities. ASU No. 2016-01 will be effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this new guidance to have a material effect on our results of operations, financial condition, or cash flows.
On February 25, 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The new guidance will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months.  This will increase the reported assets and liabilities – in some cases very significantly. ASU No. 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all entities. We are currently evaluating the effect of the new lease recognition guidance, which could have a material impact on our results of operations and financial condition.
Note 3—Assets Held For Sale
On November 2, 2014, we signed a definitive seven-year Master Services Agreement with Cognizant to provide consulting, technology and administrative services to us in the following areas: claims management, membership and benefits configuration, customer contact center services, information technology, quality assurance, appeals and grievance services and non-clinical medical management support. In addition, in connection with the Master Services Agreement we entered into an Asset Purchase Agreement with Cognizant for the sale of certain of our software system assets to Cognizant for $50 million. The closing of the Cognizant Transaction and commencement of services thereunder on the BPaaS Services Commencement Date (as defined in the Master Services Agreement), was subject to receipt of required regulatory approvals, and the closing of the related Asset Sale was scheduled for the BPaaS Services Commencement Date. See below for additional information regarding our subsequent amendment to the Master Services Agreement with Cognizant.
We had determined that the sale of these software system assets constituted a sale of a business as defined under GAAP, and the requirements to classify these software system assets as held-for-sale were met as of September 30, 2014. Assets held for sale are measured at the lower of carrying value or fair value less cost to sell. Accordingly, we had classified $50.0 million in assets as assets held for sale as of December 31, 2014.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the major classes of assets included in this amount (dollars in millions):

	Assets Classified as Held for Sale during the year ended December 31, 2014	Impairment Loss for the year ended December 31, 2014	Assets Held for Sale as of December 31, 2014	Assets Classified as Held for Sale during the year ended December 31, 2015	Impairment Loss for the year ended December 31, 2015	Assets Reclassified to Property and Equipment (Held for Use) during the year ended December 31, 2015	Assets Held for Sale as of December 31, 2015
Property and equipment, net	$130.2	$(80.2)	$50.0	$1.9	$(1.9)	$(50.0)	$—
Goodwill allocated to sale of business	7.0	(7.0)	—	—	—	—	—
Assets held for sale	$137.2	$(87.2)	$50.0	$1.9	$ (1.9)	$(50.0)	$—
Other impaired property and equipment, net		$(1.3)
Asset impairment		$ (88.5)
In connection with the then pending sale, we had assessed the recoverability of goodwill and other long-lived assets, including property and equipment. As a result, in the year ended December 31, 2014, we recorded $87.2 million in asset impairments, including goodwill impairment of $7.0 million (see Note 2) and impairment of property and equipment of $80.2 million (see Note 7). In addition, we recorded an asset impairment of $1.3 million during the year ended December 31, 2014 for internally developed software, bringing our total asset impairment to $88.5 million. In the year ended December 31, 2015, we recorded $1.9 million in asset impairments for additional property and equipment classified as assets held for sale.
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
Due to the deferral of the Asset Sale in connection with the pending Merger with Centene, the Company determined that the sale of these software system assets no longer met the requirements of held-for-sale classification. Consequently, during the year ended December 31, 2015, the Company reclassified all assets held for sale to property and equipment held-for-use and commenced depreciation for such assets. As of December 31, 2015, the Company had no assets held for sale.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized an impairment related to certain investments in the energy and oil sector in the amount of $2.0 million during the year ended December 31, 2015. The amount represents the difference between the present value of the Company's best estimate of future cash flows using the latest performance indicators and the amortized cost basis. During the years ended December 31, 2014 and 2013, we recognized no losses from other-than-temporary impairments of our cash equivalents and available-for-sale investments.
We classified $27.6 million and $4.6 million as investments available-for-sale-noncurrent as of December 31, 2015 and 2014, respectively, because we did not intend to sell and we believed it may take longer than a year for such impaired securities to recover. This classification does not affect the marketability or the valuation of the investments, which are reflected at their market value as of December 31, 2015 and 2014.
As of December 31, 2015 and 2014, the amortized cost, gross unrealized holding gains and losses, and fair value of our current investments available-for-sale and our investments available-for-sale-noncurrent, after giving effect to other-than-temporary impairments were as follows:

	2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$560.4	$1.0	$(5.8)	$555.6
U.S. government and agencies	32.0	—	(0.1)	31.9
Obligations of states and other political subdivisions	913.6	24.3	(1.4)	936.5
Corporate debt securities	703.7	1.0	(10.3)	694.4
	$2,209.7	$26.3	$(17.6)	$2,218.4
Noncurrent:
Corporate debt securities	34.2	—	(6.6)	27.6
	$34.2	$—	$(6.6)	$27.6

	2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Carrying Value
	(Dollars in millions)
Current:
Asset-backed securities	$437.2	$2.6	$(1.9)	$437.9
U.S. government and agencies	36.5	—	—	36.5
Obligations of states and other political subdivisions	716.7	17.2	(1.7)	732.2
Corporate debt securities	587.0	2.7	(5.3)	584.4
	$1,777.4	$22.5	$(8.9)	$1,791.0
Noncurrent:
Asset-backed securities	$0.8	$—	$(0.2)	$0.6
Corporate debt securities	4.7	—	(0.7)	4.0
	$5.5	$—	$(0.9)	$4.6

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, the contractual maturities of our current investments available-for-sale and our investments available-for-sale-noncurrent were as follows:

	Amortized Cost	Estimated Fair Value
Current:	(Dollars in millions)
Due in one year or less	$51.5	$51.4
Due after one year through five years	514.2	511.7
Due after five years through ten years	579.9	582.1
Due after ten years	503.7	517.6
Asset-backed securities	560.4	555.6
Total current investments available-for-sale	$2,209.7	$2,218.4

	Amortized Cost	Estimated Fair Value
Noncurrent:	(Dollars in millions)
Due after one year through five years	$15.8	$13.1
Due after five years through ten years	17.2	13.4
Due after ten years	1.2	1.1
Total noncurrent investments available-for-sale	$34.2	$27.6
Proceeds from sales of investments available-for-sale during 2015 were $953.1 million. Gross realized gains and losses during 2015 totaled $6.7 million and $6.5 million, respectively. Proceeds from sales of investments available-for-sale during 2014 were $441.4 million. Gross realized gains and losses during 2014 totaled $5.7 million and $3.0 million, respectively. Proceeds from sales of investments available-for-sale during 2013 were $696.5 million. Gross realized gains and losses during 2013 totaled $26.4 million and $2.4 million, respectively.
The following tables show our investments’ fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2015 and December 31, 2014. These investments are interest-yielding debt securities of varying maturities. We have determined that the unrealized loss position for these securities is primarily due to market volatility. Generally, in a rising interest rate environment, the estimated fair value of fixed income securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of fixed income securities would be expected to increase. These securities may also be negatively impacted by illiquidity in the market.
The following table shows our current investments' fair values and gross unrealized losses for individual securities in a continuous loss position as of December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$437.6	$(5.2)	$34.0	$(0.6)	$471.6	$(5.8)
U.S. government and agencies	28.2	(0.1)	—	—	28.2	(0.1)
Obligations of states and other political subdivisions	88.5	(0.7)	19.7	(0.7)	108.2	(1.4)
Corporate debt securities	529.0	(9.4)	27.3	(0.9)	556.3	(10.3)
	$1,083.3	$(15.4)	$81.0	$(2.2)	$1,164.3	$(17.6)

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments' fair values and gross unrealized losses for individual securities that have been in a continuous loss position through December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Corporate debt securities	$18.0	$(4.3)	$9.6	$(2.3)	$27.6	$(6.6)
	$18.0	$(4.3)	$9.6	$(2.3)	$27.6	$(6.6)
The following table shows the number of our individual securities-current that have been in a continuous loss position at December 31, 2015:

	Less than 12 Months	12 Months or More	Total
Asset-backed securities	266	39	305
U.S. government and agencies	8	—	8
Obligations of states and other political subdivisions	71	14	85
Corporate debt securities	505	32	537
	850	85	935
The following table shows the number of our individual securities-noncurrent that have been in a continuous loss position through December 31, 2015:

	Less than 12 Months	12 Months or More	Total
Corporate debt securities	21	9	30
	21	9	30

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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our noncurrent investments' fair value and gross unrealized losses for our individual securities that have been in a continuous loss position through December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Asset-backed securities	$—	$—	$0.6	$(0.2)	$0.6	$(0.2)
Corporate debt securities	4.0	(0.7)	—	—	4.0	(0.7)
	$4.0	$(0.7)	$0.6	$(0.2)	$4.6	$(0.9)
Note 5—Property and Equipment
Property and equipment are comprised of the following as of December 31:

	2015	2014
	(Dollars in millions)
Land	$1.7	$1.7
Leasehold improvements under development	2.4	1.5
Buildings and improvements	58.2	55.8
Furniture, equipment and software	295.9	210.5
	358.2	269.5
Less accumulated depreciation	(212.1)	(185.2)
Property and equipment, net	$146.1	$84.3
In connection with the Cognizant Transaction, in the year ended December 31, 2014, we classified certain software system assets as held-for-sale. As of December 31, 2014, we had classified software systems assets with a total net book value of $130.2 million as assets held for sale. During the third quarter of 2015, due to the deferral of the Asset Sale in connection with the pending Merger with Centene, the Company determined that the sale of these software system assets no longer meets the requirements of held-for-sale classification. Consequently, during the three months ended September 30, 2015, the Company reclassified all $50.0 million of assets held for sale to property and equipment held-for-use and commenced depreciation for such assets. See Note 3 for more information regarding assets previously held for sale and the Cognizant Transaction and Note 1 for more information regarding the pending Merger.
Our depreciation expense was $19.8 million, $27.1 million and $35.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 6—Financing Arrangements
Revolving Credit Facility
In October 2011, we entered into a $600 million unsecured revolving credit facility due in October 2016, which includes a $400 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swing line loans (which sublimits may be increased in connection with any increase in the credit facility described below). In addition, we have the ability from time to time to increase the credit facility by up to an additional $200 million in the aggregate, subject to the receipt of additional commitments. As of December 31, 2015, $285.0 million was outstanding under our revolving credit facility and reported as a current liability. The maximum amount available for borrowing under the revolving credit facility was $307.9 million (see "—Letters of Credit" below).
Amounts outstanding under our revolving credit facility bear interest, at the Company’s option, at either (a) the base rate (which is a rate per annum equal to the greatest of (i) the federal funds rate plus one-half of one percent,

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our revolving credit facility includes, among other customary terms and conditions, limitations (subject to specified exclusions) on our and our subsidiaries’ ability to incur debt; create liens; engage in certain mergers, consolidations and acquisitions; sell or transfer assets; enter into agreements that restrict the ability to pay dividends or make or repay loans or advances; make investments, loans, and advances; engage in transactions with affiliates; and make dividends. In addition, we are required to be in compliance at the end of each fiscal quarter with a specified consolidated leverage ratio and consolidated fixed charge coverage ratio. As of December 31, 2015, we were in compliance with all covenants under the revolving credit facility.
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
Letters of Credit
Pursuant to the terms of our revolving credit facility, we can obtain letters of credit in an aggregate amount of $400 million and the maximum amount available for borrowing is reduced by the dollar amount of any outstanding letters of credit. As of December 31, 2015 and 2014, we had outstanding letters of credit of $7.1 million and $8.6 million, respectively, resulting in a maximum amount available for borrowing of $307.9 million and $491.4 million, respectively. As of December 31, 2015 and 2014, no amounts had been drawn on any of these letters of credit.
Senior Notes
In 2007 we issued $400 million in aggregate principal amount of 6.375% Senior Notes due 2017 ("Senior Notes"). The indenture governing the Senior Notes limits our ability to incur certain liens, or consolidate, merge or sell all or substantially all of our assets. In the event of the occurrence of both (1) a change of control of Health Net, Inc. and (2) a below investment grade rating by any two of Fitch, Inc., Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services within a specified period, we will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes plus accrued and unpaid interest to the date of repurchase. As of December 31, 2015, no default or event of default had occurred under the indenture governing the Senior Notes.
     The Senior Notes may be redeemed in whole at any time or in part from time to time, prior to maturity at our option, at a redemption price equal to the greater of:

•	100% of the principal amount of the Senior Notes then outstanding to be redeemed; or

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On August 3, 2015, we commenced a solicitation with respect to the Senior Notes to amend the defined term "Change of Control" in the Senior Notes to provide that the pending Merger with Centene will not constitute a "Change of Control." The required consents were received by August 12, 2015, and we executed a supplement to the indenture governing the Senior Notes effectuating the amendment. Accordingly, no Change of Control Offer (as defined in the Senior Notes) to repurchase the Senior Notes will be effectuated in connection with the completion of the Merger. A cash payment of $2.50 per $1,000 in aggregate principal amount of Senior Notes was offered for a validly delivered consent. We conducted the consent solicitation at the request of Centene pursuant to a covenant contained in the Merger Agreement (see Note 1). Centene is responsible for all liabilities we incurred in connection with the consent solicitation, including but not limited to all consent fees payable to holders of the Senior Notes.
Our Senior Notes payable balances were $399.7 million as of December 31, 2015 and $399.5 million as of December 31, 2014.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
 The following tables present information about our assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (dollars in millions):

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2015
Assets:
Cash and cash equivalents	$996.9	$—	$—	$—	$996.9
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$226.9	$—	$—	$226.9
Commercial mortgage-backed securities	—	199.2	—	—	199.2
Other asset-backed securities	—	129.5	—	—	129.5
U.S. government and agencies:
U.S. Treasury securities	31.9	—	—	—	31.9
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	936.5	—	—	936.5
Corporate debt securities	—	694.4	27.6	—	722.0
Total investments at fair value	$31.9	$2,186.5	$27.6	$—	$2,246.0
Embedded contractual derivative	—	—	—	5.7	5.7
Total assets at fair value	$1,028.8	$2,186.5	$27.6	$5.7	$3,248.6

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3
As of December 31, 2015
Liability:
Embedded contractual derivative	$11.5
Total liability at fair value	$11.5

	Level 1	Level 2- current	Level 2- noncurrent	Level 3	Total
As of December 31, 2014
Assets:
Cash and cash equivalents	$869.1	$—	$—	$—	$869.1
Investments—available-for-sale
Asset-backed debt securities:
Residential mortgage-backed securities	$—	$210.9	$—	$—	$210.9
Commercial mortgage-backed securities	—	145.6	0.6	—	146.2
Other asset-backed securities	—	81.4	—	—	81.4
U.S. government and agencies:
U.S. Treasury securities	36.5	—	—	—	36.5
U.S. Agency securities	—	—	—	—	—
Obligations of states and other political subdivisions	—	732.2	—	—	732.2
Corporate debt securities	—	584.4	4.0	—	588.4
Total investments at fair value	$36.5	$1,754.5	$4.6	$—	$1,795.6
Embedded contractual derivative	—	—	—	10.0	10.0
Total assets at fair value	$905.6	$1,754.5	$4.6	$10.0	$2,674.7

Level 3
As of December 31, 2014
Liability:
Embedded contractual derivative	$2.6
Total liability at fair value	$2.6
We had no transfers between Levels 1 and 2 of financial assets or liabilities that are fair valued on a recurring basis during the years ended December 31, 2015 and 2014. In determining when transfers between levels are recognized, our accounting policy is to recognize the transfers based on the actual date of the event or change in circumstances that caused the transfer.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The changes in the balances of Level 3 financial assets for the years ended December 31, 2015 and 2014 were as follows (dollars in millions):

	Year Ended December 31,
	2015			2014
	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total	Embedded Contractual Derivative	State-Sponsored Health Plans Settlement Account Deficit	Total
Opening balance	$10.0	$—	$10.0	$7.2	$62.9	$70.1
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total gains or losses for the period:
Realized as (loss) income	(2.3)	—	(2.3)	2.8	(62.9)	(60.1)
Unrealized in accumulated other comprehensive income	—	—	—	—	—	—
Purchases, issues, sales and settlements:
Purchases	—	—	—	—	—	—
Issues	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(2.0)	—	(2.0)	—	—	—
Closing balance	$5.7	$—	$5.7	$10.0	$—	$10.0
Change in unrealized gains (losses) included in net income for assets held at the end of the reporting period	$—	$—	$—	$—	$—	$—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the balance of the Level 3 financial liability for the year ended December 31, 2015 and 2014 were as follows (dollars in millions):

	Year Ended December 31,
	2015	2014
	Embedded Contractual Derivative
Opening balance	$2.6	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or losses for the period:
Realized in net income	8.9	2.6
Unrealized in accumulated other comprehensive income	—	—
Purchases, issues, sales and settlements:
Purchases	—	—
Issues	—	—
Sales	—	—
Settlements	—	—
Closing balance	$11.5	$2.6

As of December 31, 2014, we classified certain assets as assets held for sale. These assets held for sale were carried at the lower of carrying value or fair value (see Note 3 for additional information). The following table presents information about our assets classified as held for sale as of December 31, 2015 and December 31, 2014, the hierarchy of the valuation techniques utilized by us to determine such fair values and the related impairment loss for the years ended December 31, 2015 and 2014, respectively (dollars in millions):

	Level 3	Total Asset Impairment for the Year Ended December 31, 2015	Level 3	Total Asset Impairment for the Year Ended December 31, 2014
	As of December 31, 2015		As of December 31, 2014
Property and equipment, net	$—	$1.9	$50.0	$80.2
Goodwill allocated to sale of business	—	—	—	7.0
Assets held for sale	$—	$1.9	$50.0	$87.2

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had no liabilities fair valued on a non-recurring basis during the years ended December 31, 2015 and 2014.
The following tables present quantitative information about Level 3 Fair Value Measurements (dollars in millions):

	Fair Value as of December 31, 2015	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$5.7	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-4.39%	—	8.50%	(1.98%)
			National Health Care Expenditures	-0.30%	—	8.53%	(3.29%)
Embedded contractual derivative liability	$11.5	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	6.82%	—	9.13%	(7.98%)
			National Health Care Expenditures	3.64%	—	3.64%	(3.64%)
Goodwill - Western Region reporting unit	$558.9
		Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Embedded contractual derivative asset	$10.0	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	-0.08%	—	2.74%	(2.02%)
			National Health Care Expenditures	3.45%	—	4.14%	(3.80%)
Embedded contractual derivative liability	$2.6	Monte Carlo Simulation Approach	Health Net Health Care Expenditures	0.79%	—	10.76%	(5.73%)
			National Health Care Expenditures	0.64%	—	8.43%	(4.38%)
Goodwill - Western Region reporting unit	$558.9
		Income Approach	Discount Rate	7.5%	—	7.5%	(7.5%)
Assets held for sale	50.0	Income Approach	Discount Rate	12.0%	—	12.0%	12.0%
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Note 8—Long-Term Equity Compensation
For the year ended December 31, 2015 the compensation cost that has been charged against income under our various stock option and long-term incentive plans ("the Plans") was $29.5 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $11.5 million (See Note 2).
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
Stock options are granted with an exercise price at or above the fair market value of the Company’s common stock on the date of grant. Effective May 21, 2009, stock option grants carry a maximum term of seven years, and, in general, stock options and other equity awards vest based on one to four years of continuous service. Stock option grants made prior to May 21, 2009 carry a maximum term of ten years. As of December 31, 2015, there were no outstanding options or awards that had market or performance condition accelerated vesting provisions. Certain stock options and other equity awards provide for accelerated vesting upon the occurrence of a change in control (as defined in the Plans) under the circumstances set forth in the Plans and equity award agreements. At the end of the maximum term, unexercised stock options are set to expire.
PSUs were granted in 2015. These PSUs have various performance periods. Vesting of these PSUs is subject to the recipient's continued employment and these PSUs are earned at 0% to 100% with vesting beginning one year after the grant date or, in some instances, upon completion of the designated performance goals. The number of shares, if any, to be delivered in connection with these PSUs is dependent upon the Company’s satisfaction of certain performance criteria as outlined in each PSU award agreement.
As of December 31, 2015, we have reserved up to an aggregate of 9.0 million shares of our common stock for issuance under the Plans.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the U.S. Treasury Strip yields in effect at the time of grant with maturity dates approximately equal to the expected life of the option at the grant date.
During the years ended December 31, 2015, 2014 and 2013, we made no grants of stock options. The following table provides the total intrinsic value of options exercised during the years ended December 31:

	2015	2014	2013
Total intrinsic value of options exercised	$11,889,560	$18,608,206	$3,138,634
A summary of option activity under our various plans as of December 31, 2015, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,952,211	$33.01
Granted	—	—
Exercised	(517,351)	36.18
Forfeited or expired	(2,675)	54.85
Outstanding at December 31, 2015	1,432,185	$31.82	1.19	$52,474,895
Vested or expected to vest at December 31, 2015 (reflecting estimated forfeiture rates effective in 2015)	1,432,185	$31.82	1.19	$52,474,895
Exercisable at December 31, 2015	1,432,185	$31.82	1.19	$52,474,895

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$15.30 – 20.00	106,000	0.55	$15.45	106,000	$15.45
20.01 – 25.00	507,579	1.18	23.08	507,579	23.08
25.01 – 30.00	62,000	2.33	28.00	62,000	28.00
30.01 – 40.00	341,050	1.99	31.47	341,050	31.47
40.01 – 50.00	346,543	0.37	45.91	346,543	45.91
50.01 – 58.07	69,013	1.36	55.65	69,013	55.65
$15.30 – 58.07	1,432,185	1.19	$31.82	1,432,185	$31.82
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the number of stock options, RSUs and PSUs granted during the years ended December 31:

	2015	2014	2013
Options granted	—	—	—
RSUs and PSUs granted	701,069	881,338	1,143,881
A summary of RSU and PSU activity under our various plans as of December 31, 2015, and changes during the year then ended is presented below:

	Number of Restricted Stock Units and Performance Share Units	Weighted Average Grant-Date Fair Value	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,724,295	$30.82	$—
Granted	701,069	57.98	—
Vested	(807,626)	31.36	—
Forfeited	(68,002)	31.26	—
Outstanding at December 31, 2015	1,549,736	$42.80	—	0.81	$106,094,927
Expected to vest at December 31, 2015 (reflecting estimated forfeiture rates effective in 2015)	1,474,095	$42.77	$—	0.85	$100,916,537
The fair values of RSUs and PSUs are determined based on the market value of the underlying shares of common stock on the date of grant.
The weighted-average grant-date fair values and aggregate intrinsic values of RSUs and PSUs vested during the years ended December 31, are as follows:

	2015	2014	2013
Weighted-average grant-date fair values of RSUs and PSUs vested	$31.36	$29.68	$29.43
Aggregate intrinsic value of RSUs and PSUs vested (in millions)	$45.9	$30.5	$18.5
Share-based compensation expense recorded for the years ended December 31, is as follows:

	2015	2014	2013
	(Amounts in thousands)
Compensation expense - options	$28	$574	$3,711
Compensation expense - RSUs and PSUs	$29,424	$27,759	$26,219
As of December 31, 2015, the remaining unrecognized compensation costs and the respective weighted-average recognition periods are as follows:

	Non-vested Options	Non-vested RSUs & PSUs
Remaining unrecognized compensation cost (in millions)	$—	$41.4
Remaining weighted-average period (in years)	0	0.99

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Plans, employees and non-employee directors may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and/or exercise price obligations, as applicable, arising from the exercise of stock options. For certain other equity awards, the Company has the right to withhold shares to satisfy any tax obligations that may be required to be withheld or paid in connection with such equity award, including any tax obligation arising on the vesting date. During the year ended December 31, 2015, we withheld 0.3 million shares of common stock to satisfy tax withholding and exercise price obligations arising from stock option exercises and the vesting of RSUs and PSUs.
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
Note 9—Capital Stock
As of December 31, 2015, there were 153,776,000 shares of our common stock issued and 76,458,000 shares of common stock held in treasury, resulting in 77,318,000 shares of our common stock outstanding.
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
In connection with our execution of the Merger Agreement with Centene, we amended the Rights Agreement on July 2, 2015 to provide, among other things, that the execution of the Merger Agreement and the consummation of the Merger and the transactions contemplated thereby would not trigger any of the provisions described above, and that the Rights would terminate immediately prior to the effective time of the Merger.
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
During the year ended December 31, 2014, we repurchased 3.0 million shares of our common stock for aggregate consideration of $137.8 million under our stock repurchase program. During the year ended December 31, 2015, we repurchased 1.7 million shares of our common stock for aggregate consideration of $93.8 million under our stock repurchase program. The remaining authorization under our stock repurchase program as of December 31, 2015 was $306.2 million.
Note 10—Employee Benefit Plans
Defined Contribution Retirement Plans
We and certain of our subsidiaries sponsor defined contribution retirement plans intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain of the plans were amended and restated effective January 1, 2013 to comply with, among other things, Section 415 of the Code, and certain of the plans were further amended in 2014 and 2015. Participation in the Company's active plan is available to all employees who meet certain eligibility requirements and elect to participate. Employees may contribute up to the maximum limits allowed by Sections 401(k) and 415 of the Code, with Company contributions based on matching or other formulas. Our expense under these plans totaled $17.2 million, $16.3 million and $16.0 million for the years

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations.
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
As of December 31, 2015 and 2014, the liability under these plans amounted to $50.8 million and $50.6 million, respectively. These liabilities are included in other noncurrent liabilities on our consolidated balance sheets. Deferred compensation expense is recognized for the amount of earnings or losses credited to participant accounts. Our expense under these plans totaled $0.8 million, $1.5 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expense in our consolidated statements of operations.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans' obligations and funded status at December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation, beginning of year	$49.7	$40.4	$28.8	$24.1
Service cost	1.3	1.1	0.2	0.3
Interest cost	1.8	1.8	1.1	1.1
Change in plan provisions	—	—	—	—
Benefits paid	(1.2)	(1.2)	(0.9)	(1.1)
Actuarial (gain) loss	(1.0)	7.6	(5.3)	4.4
Benefit obligation, end of year	$50.6	$49.7	$23.9	$28.8
Change in fair value of plan assets:
Plan assets, beginning of year	$—	$—	$—	$—
Employer contribution	1.2	1.2	0.9	1.1
Benefits paid	(1.2)	(1.2)	(0.9)	(1.1)
Plan assets, end of year	$—	$—	$—	$—
Underfunded status, end of year	$(50.6)	$(49.7)	$(23.9)	$(28.8)
Amounts recognized in our consolidated balance sheet as of December 31 consist of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(Dollars in millions)
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(3.0)	(1.7)	(0.9)	(0.9)
Noncurrent liabilities	(47.6)	(48.0)	(23.0)	(27.9)
Net amount recognized	$(50.6)	$(49.7)	$(23.9)	$(28.8)
Amounts recognized in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(Dollars in millions)
Prior service cost	$—	$—	$(0.2)	$0.1
Net loss (gain)	4.5	5.3	1.7	6.1
	$4.5	$5.3	$1.5	$6.2
The following table sets forth our plans with an accumulated benefit obligation in excess of plan assets at December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	(Dollars in millions)
Projected benefit obligation	$50.6	$49.7	$23.9	$28.8
Accumulated benefit obligation	48.4	46.1	23.9	28.8
Fair value of plan assets	—	—	—	—

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost recognized in our consolidated statements of operations as general and administrative expense for years ended December 31:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	(Dollars in millions)
Service cost	$1.3	$1.1	$1.2	$0.2	$0.3	$0.4
Interest cost	1.8	1.8	1.6	1.1	1.1	1.0
Amortization of prior service cost	—	—	—	0.4	0.4	0.1
Amortization of net loss (gain)	0.2	—	0.5	2.0	0.2	1.9
Net periodic benefit cost	$3.3	$2.9	$3.3	$3.7	$2.0	$3.4
The estimated net (gain) loss and prior service cost for the pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.2 million and $0, respectively.
All of our pension and other postretirement benefit plans are unfunded. Employer contributions equal benefits paid during the year. Therefore, no return on assets is expected.
Additional Information

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Assumptions
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	4.0%	3.7%	4.2%	3.9%
Rate of compensation increase	6.0%	6.0%	3.5%	3.5%

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Weighted average assumptions used to determine net cost for years ended December 31:
Discount rate	3.7%	4.5%	3.7%	4.0%	4.8%	4.0%
Rate of compensation increase	6.0%	6.0%	6.0%	3.5%	3.5%	3.5%
The discount rates we used to measure our obligations under our pension and other postretirement plans at December 31, 2015 and 2014 mirror the rate of return expected from high-quality fixed income investments.

	2015			2014
Assumed Health Care Cost Trend Rates at December 31:
Health care cost trend rates assumed for next year	7.0%	to	8.2%	6.5%	to	12.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%			5.0%
Years that the rate reaches the ultimate trend rate	2024	to	2024	2024	to	2024

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2015:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in millions)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$3.4	$(2.8)
Contributions
We expect to contribute $3.1 million to our pension plan and $0.9 million to our postretirement health and life plans throughout 2016. The entire amount expected to be contributed, in the form of cash, to the defined benefit pension and postretirement health and life plans during 2016 is expected to be paid out as benefits during the same year.
Estimated Future Benefit Payments
We estimate that benefit payments related to our pension and postretirement health and life plans over the next ten years will be as follows:

	Pension Benefits	Other Benefits
	(Dollars in millions)
2016	$3.1	$0.9
2017	3.0	1.0
2018	3.0	1.0
2019	2.9	1.0
2020	2.9	1.0
Years 2021—2025	17.8	6.6
Note 11—Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows for the years ended December 31:

	2015	2014	2013
	(Dollars in millions)
Current tax expense:
Federal	$257.9	$87.7	$79.0
State	21.9	(15.0)	12.5
Total current tax expense	279.8	72.7	91.5
Deferred tax expense (benefit):
Federal	(32.1)	2.4	15.0
State	21.2	(19.0)	(6.4)
Total deferred tax expense (benefit)	(10.9)	(16.6)	8.6
Interest expense, gross of related tax effects	0.1	(1.9)	(0.3)
Total income tax provision	$269.0	$54.2	$99.8

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate and the effective income tax rate on income from continuing operations is as follows for the years ended December 31:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax effect	6.2	(11.1)	1.5
Loss on subsidiary stock	—	(24.9)	—
Non-deductible health insurer fee	17.9	24.8	—
Non-deductible compensation	2.4	4.8	3.6
Tax exempt interest income	(1.5)	(2.9)	(2.4)
Other, net	(0.8)	1.4	(0.7)
Effective income tax rate	59.2%	27.1%	37.0%
The effective income tax rate from continuing operations was 59.2%, 27.1% and 37.0% for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015 and 2014, our effective tax rate was impacted by the health insurer fee which became effective under the ACA. Our health insurer fee payments of $233.0 million and $141.4 million in 2015 and 2014, respectively, were not deductible for federal income tax purposes and in many state jurisdictions. See Note 2, under the heading "Accounting for Certain Provisions of the ACA—Premium-based Fee on Health Insurers" for additional information regarding the health insurer fee.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2015	2014
	(Dollars in millions)
DEFERRED TAX ASSETS:
Accrued liabilities	$83.0	$72.8
Accrued compensation and benefits	63.1	68.8
Net operating and capital loss carryforwards	20.8	21.6
Unrealized losses on investments	3.7	0.5
Insurance loss reserves and unearned premiums	15.4	13.7
Deferred gain and revenues	14.7	1.3
Tax credits	5.5	10.8
Deferred tax assets before valuation allowance	206.2	189.5
Valuation allowance	(22.4)	(13.3)
Net deferred tax assets	$183.8	$176.2
DEFERRED TAX LIABILITIES:
Depreciable and amortizable property	$58.2	$53.0
Prepaid expenses	11.3	10.7
Deferred revenue	5.2	9.6
Unrealized gains on investments	4.5	5.6
Other	1.4	6.3
Deferred tax liabilities	$80.6	$85.2
During 2015, our total valuation allowance increased by a net $9.1 million, primarily resulting from the state net operating loss and state tax credits generated for which realization is uncertain.
For 2015, 2014 and 2013 the income tax benefit realized from share-based award exercises was $10.5 million, $8.7 million and $6.1 million, respectively. Of the tax benefits realized, $4.7 million, $1.1 million and ($1.4) million were allocated to stockholders’ equity in 2015, 2014 and 2013, respectively.
As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $6.1 million and $270.5 million, respectively. The net operating loss carryforwards expire at various dates through 2035.
Limitations on utilization may apply to all of the federal and state net operating loss carryforwards. Accordingly, valuation allowances have been provided to account for the potential limitations on utilization of these tax benefits. No portion of the 2015 valuation allowance was allocated to reduce goodwill.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a liability for unrecognized tax benefits that includes the estimated amount of contingent adjustments that may be sustained by taxing authorities upon examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of related interest, is as follows:

	2015	2014	2013
	(Dollars in millions)
Gross unrecognized tax benefits at beginning of year	$61.5	$55.6	$57.3
Increases in unrecognized tax benefits related to the current year	3.1	25.5	4.4
Increases in unrecognized tax benefits related to prior years	9.5	—	—
Decreases in unrecognized tax benefits related to a prior year	—	(17.5)	(0.2)
Settlements with taxing authorities	(3.8)	—	(1.9)
Lapse in statute of limitation for assessment	(22.2)	(2.1)	(4.0)
Gross unrecognized tax benefits at end of year	$48.1	$61.5	$55.6
Of the $51.0 million total liability at December 31, 2015 for unrecognized tax benefits, including interest and penalties, approximately $30.6 million would, if recognized, impact the Company’s effective tax rate. The remaining $20.4 million would impact deferred tax assets. Of the $64.9 million total liability at December 31, 2014 for unrecognized tax benefits, including interest and penalties, approximately $19.6 million would, if recognized, impact the Company’s effective tax rate. The remaining $45.3 million would impact deferred tax assets.
We recognized interest and any applicable penalties which could be assessed related to unrecognized tax benefits in income tax provision expense. Accrued interest and penalties are included within the related tax liability in the consolidated balance sheet. During 2015, 2014 and 2013, $0.1 million, ($1.9) million and ($0.3) million, respectively, of interest was recorded as income tax provision (benefit). We reported interest accruals of $1.6 million, $1.8 million and $3.7 million at December 31, 2015, 2014 and 2013, respectively. Provision expense and accruals for penalties were immaterial in all reporting periods.
We file tax returns in the federal as well as several state tax jurisdictions. As of December 31, 2015, tax years subject to examination in the federal jurisdiction are 2012 and forward. The most significant state tax jurisdiction for us is California, and tax years subject to examination by that jurisdiction are 2011 and forward. Presently we are under examination by various state taxing authorities. We do not believe that any ongoing examination will have a material impact on our consolidated balance sheet and results of operations.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits, that are currently subject to uncertainty, would not change.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Statutory reporting varies in certain respects from GAAP. Typical differences of statutory reporting as compared to GAAP reporting are the reporting of fixed maturity securities at amortized cost, not recognizing certain assets including those that are non-admitted for statutory purposes and certain reporting classifications. Statutory-basis capital and surplus of our health plan subsidiaries was $184.3 million and $188.5 million at December 31, 2015 and 2014, respectively. Statutory-basis net (loss) income of our health plan subsidiaries was approximately $(75.3) million, $(130.5) million and $(158,000) for the years ended December 31, 2015, 2014 and 2013, respectively.
Our subsidiaries that are regulated by DMHC report their accounts in conformity with GAAP. GAAP equity of our DMHC regulated subsidiaries was $1.6 billion and $1.3 billion at December 31, 2015 and 2014, respectively. GAAP net income of our DMHC regulated subsidiaries was $343.7 million, $202.3 million and $140.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We are a holding company and, therefore, our ability to pay dividends depends on distributions received from our subsidiaries, which are subject to regulatory capital requirements and other requirements of state law and regulation. As a result of these regulatory capital requirements and other requirements of state law and regulation, certain regulated subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to us, or their ability to do so is conditioned upon prior regulatory approval or non-objection. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay our obligations or make dividends. The maximum amount of dividends that can be paid by the regulated subsidiaries to us without prior approval of the state regulatory authorities is subject to restrictions relating to statutory surplus, statutory income and tangible net equity. See Note 6 for further discussion of restrictions on our ability to pay dividends to our stockholders that are contained in our revolving credit facility.
Our regulated subsidiaries had estimated aggregate statutory capital and surplus or net worth of approximately $1.8 billion as of December 31, 2015. The estimated statutory capital and surplus necessary to satisfy regulatory requirements was approximately $467.3 million in the aggregate. As of December 31, 2015, the amount of capital and surplus or net worth that was unavailable for the payment of dividends or return of capital to us was approximately $467.3 million in the aggregate. As of December 31, 2015, the amount of restricted net assets of our regulated subsidiaries was approximately $135.8 million in the aggregate.
Note 13—Commitments and Contingencies
Legal Proceedings
Overview
We record reserves and accrue costs for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect our best estimate of the probable loss for such matters, our recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings, each with a wide range of potential outcomes; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding in the event damages are awarded or a fine or penalty is assessed. As of the date of this report, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period our financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of or development in legal and/or regulatory proceedings depending, in part, upon

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our financial condition, results of operations, cash flow or liquidity in such period, and our reputation may be adversely affected. Management believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against us should not have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

Military and Family Life Counseling Program Putative Class and Collective Actions
We are a defendant in three related litigation matters pending in the United States District Court for the Northern District of California (the “Northern District of California”) relating to the independent contractor classification of counselors (“MFLCs”) who contracted with our subsidiary, MHN Government Services, Inc., to provide short-term, non-medical counseling at U.S. military installations throughout the country under our Military and Family Life Counseling (formerly Military and Family Life Consultants) program. Plaintiffs in these matters claim that MFLCs were misclassified as independent contractors under state and federal law, and are seeking unpaid wages, overtime pay, statutory penalties, attorneys’ fees and interest. Each of these matters is currently stayed pending final resolution by the U.S. Supreme Court of our motion to compel arbitration. The U.S. Supreme Court granted our writ of certiorari on September 30, 2015.
On December 29, 2015, we entered into a settlement agreement with all the named plaintiffs in the three related litigation matters as well as their counsel. Pursuant to the settlement agreement, plaintiffs filed a separate class action in arbitration that is intended to resolve each of the federal and state law claims asserted in the three related litigation matters. Under the settlement agreement, we have agreed to a maximum payment amount to settle all the claims asserted in the three related litigation matters, and would also pay class counsel attorneys’ fees and costs, related payroll taxes and the costs of settlement administration. The actual amount that we will be required to pay under the settlement agreement is dependent on the final number of eligible individuals who timely file claims. The claims period closed on February 25, 2016, and a final approval hearing is scheduled for March 11, 2016. If the arbitrator gives final approval to the settlement, we will withdraw the appeal pending before the U.S. Supreme Court, and the parties will ask the Northern District of California to dismiss all three related litigation matters with prejudice. Our obligations under the settlement agreement are contingent upon the dismissal of all three related litigation matters, and the amounts that we would be required to pay pursuant to the settlement agreement are not material.
Miscellaneous Proceedings
In connection with the Merger, two purported Company stockholders filed two putative class action lawsuits in the Court of Chancery of the State of Delaware seeking to enjoin the Merger, and other relief. The lawsuits were consolidated, and the amended complaint alleged, among other things, that the merger consideration was inadequate, that the process culminating in the Merger was flawed, that the directors of the Company breached their fiduciary duties in connection with the Merger, and that Centene, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duty. The amended complaint also alleged that the Form S-4 Registration Statement filed by Centene on August 19, 2015 contained material misstatements and omitted material information. Plaintiffs subsequently requested a voluntary dismissal of the consolidated action, and the dismissal was granted without prejudice on January 25, 2016.
In addition, in the ordinary course of our business operations, we are subject to periodic reviews, investigations and audits by various federal and state regulatory agencies, including, without limitation, CMS, DMHC, DHCS, the AHCCCS, the Office of Civil Rights of HHS and state departments of insurance, with respect to our compliance with a wide variety of rules and regulations applicable to our business, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, rules relating to pre-authorization penalties, payment of out-of-network claims, timely review of grievances and appeals, and timely and accurate payment of claims, any one of which may result in remediation of certain claims, contract termination, the loss of licensure or the right to participate in certain programs or other sanctions, and the assessment of regulatory fines or penalties, which could be substantial. From time to time, we receive subpoenas and other requests for information from, and are subject to investigations by, such regulatory agencies, as well as from state attorneys general. There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, the health care industry’s business practices, including, without limitation, information privacy, premium rate increases, utilization management, appeal and grievance processing, rescission of insurance coverage and claims payment practices.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, in the ordinary course of our business operations, we are party to various other legal proceedings, including, without limitation, litigation arising out of our general business activities, such as contract disputes, employment litigation, wage and hour claims, including, without limitation, cases involving allegations of misclassification of employees and/or failure to pay for off-the-clock work, real estate-related claims, intellectual property claims, claims brought by members or providers seeking coverage or additional reimbursement for services allegedly rendered to our members, but which allegedly were denied, underpaid, not timely paid or not paid, claims for failure to maintain adequate provider directories and claims arising out of the acquisition or divestiture of various business units or other assets. We also are subject to claims relating to the performance of contractual obligations to providers, members, employer groups and others, including the alleged failure to properly pay claims and challenges to the manner in which we process claims, claims alleging that we have engaged in unfair business practices and claims related to the payment of taxes, including but not limited to claims that may have retroactive application. In addition, from time to time we are subject to claims relating to information security incidents and breaches, reinsurance agreements, rescission of coverage and other types of insurance coverage obligations and claims relating to the insurance industry in general. In our role as a federal and state government contractor, we are, and may be in the future, subject to qui tam litigation brought by individuals who seek to sue on behalf of the government for violations of, among other things, state and federal false claims laws. We are, and may be in the future, subject to class action lawsuits brought against various managed care organizations and other class action lawsuits.
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
We lease office space in multiple locations in Shelton, Connecticut under operating lease agreements for remaining terms ranging from eight to fifteen months. We began monitoring these leases for impairment after the Northeast Sale in December 2009 although we remained in these sites to conduct related transition work. After vacating these sites, we recorded a lease impairment representing the discounted fair value of future lease obligations.
We lease an office space in Woodland Hills, California that is used for operations in our Western Region Operations and Government Contracts reportable segments under an operating lease agreement. In 2014, we extended the lease agreement through December 31, 2017 and it does not provide for complete cancellation rights. As of December 31, 2015, the total future minimum lease commitments under the lease were approximately $6.5 million.
We lease an office space in Woodland Hills, California for our California health plan under an operating lease agreement. The lease expires on December 31, 2021 and it contains provisions for full or partial termination under certain circumstances with substantial consideration payable to the landlord. As of December 31, 2015, the total future minimum lease commitments under this lease were approximately $74.1 million.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Purchase Obligations
We have entered into long-term agreements to purchase various services, which may contain certain termination provisions and have remaining terms in excess of one year as of December 31, 2015.
We have entered into long-term agreements to receive services related to disease management, case management, wellness, pharmacy benefit management, pharmacy claims processing services and health quality/risk scoring enhancement services with external third-party service providers. As of December 31, 2015, the remaining terms were approximately from one to three years for these contracts, and termination of these agreements is subject to certain termination provisions. As of December 31, 2015, the total estimated future commitments under these agreements were $142.8 million.
We have entered into an agreement with International Business Machines Corporation ("IBM") to outsource our IT infrastructure management services including data center services, IT security management and help desk support. In 2015, we extended the agreement, and as of December 31, 2015, the remaining term of this contract was less than one year, and the total estimated future commitments under the agreement were approximately $50.6 million.
We have entered into an agreement with Cognizant Technology Solutions U.S. Corporation ("Cognizant") to outsource our software applications development and management activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with services including the following: application development, testing and monitoring services, application maintenance and support services, project management services and cross functional services. In 2014, we extended the agreement, and as of December 31, 2015, the remaining term of this contract was approximately three years, and the total estimated future commitments under the agreement were approximately $225.5 million.
We have also entered into another agreement with Cognizant to outsource a substantial portion of our claims processing activities to Cognizant. Under the terms of the agreement, Cognizant, among other things, provides us with claims adjudication, adjustment, audit and process improvement services. As of December 31, 2015, the remaining term of this contract was approximately one year, and the total estimated future commitments under the agreement were approximately $19.8 million.
We have also entered into contracts with our health care providers and facilities, the federal government, other IT service companies and other parties within the normal course of our business for the purpose of providing health care services. Certain of these contracts are cancelable with substantial penalties.
As of December 31, 2015, future minimum commitments for operating leases and long-term purchase obligations for the years ending December 31 are as follows:

	Operating Leases	Long-Term Purchase Obligations
	(Dollars in millions)
2016	$57.5	$286.3
2017	48.9	166.0
2018	36.3	129.3
2019	30.6	0.9
2020	29.4	—
Thereafter	36.9	—
Total minimum commitments	$239.6	$582.5
Lease expense totaled $42.1 million, $44.8 million and $45.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Long-term purchase obligation expenses totaled $250.0 million, $250.2 million and $217.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Surety Bonds
Under our Arizona Medicaid contract with the AHCCCS, we are required to provide a financial guarantee for the payment of claims. We elected to satisfy the financial guarantee by purchasing a performance bond. The bond requirement is based on the expected monthly capitation to be received from the state of Arizona. The estimated calculation is based on historical capitation rates applied to forecasted membership and adjusted on an as needed basis during the year. As of December 31, 2015, the performance bond amount was $28 million.
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
At this time, we do not believe we will be required to fund or draw down any amounts related to the performance bond. Accordingly, no liability related to the performance bond has been recognized in the Company's financial statements as of December 31, 2015.
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

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below are segment data for the three years ended December 31, 2015, 2014 and 2013.
2015

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$15,553.3	$628.5	$—	$16,181.8
Intersegment revenues	13.8	—	(13.8)	—
Net investment income	55.5	—	—	55.5
Administrative services fees and other income	6.3	—	—	6.3
Interest expense	33.3	—	—	33.3
Depreciation and amortization	22.0	—	0.5	22.5
Share-based compensation expense	26.5	3.0	—	29.5
Segment pretax income (loss)	547.4	25.4	(118.2)	454.6
Segment net income (loss)	244.3	14.2	(72.8)	$185.7
2014

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$13,361.2	$604.0	$—	$13,965.2
Intersegment revenues	12.4	—	(12.4)	—
Net investment income	45.2	—	—	45.2
Administrative services fees and other income	(1.7)	—	—	(1.7)
Interest expense	31.4	—	—	31.4
Depreciation and amortization	29.7	—	0.1	29.8
Share-based compensation expense	25.0	3.3	—	28.3
Segment pretax income (loss)	315.6	69.5	(185.3)	199.8
Segment net income (loss)	146.2	41.3	(41.9)	$145.6

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 2013

	Western Region Operations	Government Contracts	Corporate/Other/ Eliminations	Total
	(Dollars in millions)
Revenues from external sources	$10,377.1	$572.3	$—	$10,949.4
Intersegment revenues	11.1	—	(11.1)	—
Net investment income	69.6	—	—	69.6
Administrative services fees and other income	34.8	—	—	34.8
Interest expense	32.6	—	—	32.6
Depreciation and amortization	38.6	—	—	38.6
Share-based compensation expense	26.1	3.8	—	29.9
Segment pretax income (loss)	207.5	74.5	(12.0)	270.0
Segment net income (loss)	133.9	43.5	(7.3)	170.1
Our health plan services premium revenue by line of business is as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Commercial premium revenue	$5,530.5	$5,443.1	$5,175.4
Medicare premium revenue	3,076.3	3,044.3	2,771.4
Medicaid premium revenue	6,429.6	4,755.9	2,430.3
Dual Eligibles premium revenue	516.9	117.9	—
Total health plan services premiums	$15,553.3	$13,361.2	$10,377.1

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Reserves for Claims and Other Settlements
Reserves for claims and other settlements include reserves for claims (IBNR claims and received but unprocessed claims), and other liabilities including capitation payable, shared risk settlements, provider disputes, provider incentives and other reserves for our health plan services. The table below provides a reconciliation of changes in reserve for claims for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Reserve for claims (a), beginning of period	$1,186.3	$807.4	$808.7
Incurred claims related to:
Current year (f)	6,425.8	5,613.0	4,666.0
Prior years (c)	(107.4)	(14.6)	(56.2)
Total incurred (b)	6,318.4	5,598.4	4,609.8
Paid claims related to:
Current year	5,321.0	4,443.2	3,872.5
Prior years	1,058.5	776.3	738.6
Total paid (b)	6,379.5	5,219.5	4,611.1
Reserve for claims (a), end of period	1,125.2	1,186.3	807.4
Add:
Claims and claims-related payable (d)	107.8	175.4	67.0
Other (e)	260.4	534.3	109.7
Reserves for claims and other settlements, end of period	$1,493.4	$1,896.0	$984.1

__________

(a)	Consists of IBNR claims and received but unprocessed claims and reserves for loss adjustment expenses.

(b)	Includes medical claims only. Capitation, pharmacy and other payments (including, for example, provider settlements) are not included.

(c)
This line represents the change in reserves attributable to the difference between the original estimate of incurred claims for prior years and the revised estimate. Negative amounts in this line represent favorable development in estimated prior years’ health care costs. Positive amounts in this line represent unfavorable development in estimated prior years’ health care costs. For the year ended December 31, 2015, we had $107.4 million in favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2015 consisted of $29.7 million in favorable prior year development and a release of $77.7 million of the provision for adverse deviation held at December 31, 2014. We believe that the $29.7 million favorable development for the year ended December 31, 2015 was primarily due to the growth of the new Medicaid expansion population in 2014. For the year ended December 31, 2014, we had $14.6 million in net favorable reserve developments related to prior years. This reserve development for the year ended December 31, 2014 consisted of $36.6 million in unfavorable prior year development primarily due to the existence of moderately adverse conditions and a release of $51.2 million of the provision for adverse deviation held at December 31, 2013. We believe that the $36.6 million unfavorable development for the year ended December 31, 2014 was primarily due to unanticipated benefit utilization in our commercial business arising from dates of service in the fourth quarter of 2013 as a result of an uncertain environment related to the ACA. The favorable development related to prior years that was recorded in the year ended December 31, 2013 resulted from claims being settled for amounts less than originally estimated. In 2013, this was primarily due to the absence of moderately adverse conditions. The favorable developments related to prior years do not directly correspond to an increase in our operating results because any favorable prior period reserve development increases current period net income only to the extent that the current period provision for adverse deviation (see footnote (f)) is less than the benefit recognized from the prior period favorable development. See Note 2 under the heading "Health Plan Services Health Care Cost" for more information.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Includes claims payable, provider dispute reserve, and other claims-related liabilities.

(e)	Includes accrued capitation, shared risk settlements, provider incentives and other reserve items.
(f) Our IBNR estimate also includes a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of IBNR reserves. Such amounts were $74.3 million, $77.7 million and $53.4 million as of December 31, 2015, 2014 and 2013, respectively; the increase in the provision for adverse deviation from December 31, 2013 to December 31, 2014 was primarily driven by growth in our new products offered or programs administered under the ACA.
The following table shows the Company’s health plan services expenses for the years ended December 31:

	Health Plan Services
	2015	2014	2013
	(Dollars in millions)
Total incurred fee for service claims	$6,318.4	$5,598.4	$4,609.8
Capitated expenses and shared risk	4,466.2	4,256.8	3,108.0
Pharmacy and other	2,256.4	1,452.6	1,168.7
Health plan services	$13,041.0	$11,307.8	$8,886.5
For the years ended December 31, 2015, 2014 and 2013, the Company’s capitated, shared risk, pharmacy and other expenses represented 52%, 50% and 48%, respectively, of the Company’s total health plan services.
Note 16—Quarterly Information (Unaudited)
The following interim financial information presents the 2015 and 2014 results of operations on a quarterly basis:
2015

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,889.9		$4,163.6		$4,153.7		$4,036.4
Health plan services costs	3,142.9		3,363.7		3,318.4		3,216.0
Government contracts costs	142.5		137.3		158.1		165.9
Income from operations before income taxes	67.7	(1) (2)	132.1	(3) (4)	153.3	(5) (6)	101.5	(7) (8)
Net income	30.0	(1) (2)	58.4	(3) (4)	60.3	(5) (6)	37.1	(7) (8)
Basic earnings per share	$0.39		$0.76		$0.78		$0.48
Diluted earnings per share (9)	$0.38		$0.75		$0.77		$0.47

__________
(1) Includes $57.8 million amortization of deferred costs of health insurer's fee and $20.8 million in other ACA fees.
(2) Includes $1.9 million pretax asset impairment and $44.3 million in pretax expenses primarily related to the Cognizant Transaction.

(3)	Includes $58.5 million amortization of deferred costs of health insurer's fee and $21.5 million in other ACA fees.
(4) Includes $26.4 million in pretax expenses primarily related to the Cognizant Transaction.
(5) Includes $58.4 million amortization of deferred costs of health insurer's fee and $22.2 million in other ACA fees.
(6) Includes $21.7 million in pretax expenses primarily related to the Cognizant Transaction.
(7) Includes $58.2 million amortization of deferred costs of health insurer's fee and $21.1 million in other ACA fees.
(8) Includes $22.7 million in pretax expenses primarily related to the Cognizant Transaction.
(9) The sum of the quarterly amounts may not equal the year-to-date amounts due to rounding.

HEALTH NET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014

	March 31		June 30		September 30		December 31
	(Dollars in millions, except per share data)
Total revenues	$3,038.9		$3,421.4		$3,789.9		$3,758.4
Health plan services costs	2,402.3		2,763.2		3,104.0		3,038.2
Government contracts costs	132.0		133.2		124.4		147.1
Income from operations before income taxes	62.0	(1)	98.8	(2)	22.7	(4) (5)	16.3	(6) (7)
Net income	28.8	(1)	120.9	(2) (3)	(8.9)	(4) (5)	4.9	(6) (7)
Basic earnings per share	$0.36		$1.51		$(0.11)		$0.06
Diluted earnings (loss) per share (8)	$0.36		$1.49		$(0.11)		$0.06

__________
(1) Includes $36.3 million amortization of deferred costs of health insurer's fee and $22.5 million in other ACA fees.

(2)	Includes $37.8 million amortization of deferred costs of health insurer's fee and $22.5 million in other ACA fees.
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

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Net investment (loss) income	$(3,554)	$(125)	$1,316
Other income	27	8	229
Administrative service fees	477,960	477,440	464,393
Total revenues	474,433	477,323	465,938
EXPENSES:
General and administrative	556,666	524,751	431,354
Depreciation and amortization	21,707	28,207	36,185
Interest	33,309	31,376	33,589
Asset Impairment	1,884	88,528	—
Total expenses	613,566	672,862	501,128
Loss from operations before income taxes and equity in net income of subsidiaries	(139,133)	(195,539)	(35,190)
Income tax benefit	82,312	53,011	13,014
Equity in net income (loss) of subsidiaries	242,498	288,157	192,302
Net income	$185,677	$145,629	$170,126

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$185,677	$145,629	$170,126
Other comprehensive (loss) income before tax:
Unrealized (losses) gains on investments available-for-sale:
Unrealized holding (losses) gains arising during the period	(10,480)	59,073	(78,217)
Less: Reclassification adjustments for gains included in earnings	(192)	(2,710)	(23,975)
Unrealized (losses) gains on investments available-for-sale, net	(10,672)	56,363	(102,192)
Defined benefit pension plans:
Prior service cost arising during the period	—	—	607
Net gain (loss) arising during the period	6,416	(11,893)	7,294
Less: Amortization of prior service cost and net loss included in net periodic pension cost	2,560	600	2,572
Defined benefit pension plans, net	8,976	(11,293)	10,473
Other comprehensive (loss) income, before tax	(1,696)	45,070	(91,719)
Income tax (benefit) expense related to components of other comprehensive income	(306)	15,464	(31,868)
Other comprehensive (loss) income, net of tax	(1,390)	29,606	(59,851)
Comprehensive income	$184,287	$175,235	$110,275

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$28,063	$61,212
Other assets	64,064	36,740
Deferred taxes	365	11,538
Assets held for sale	—	50,000
Due from subsidiaries	79,629	128,967
Total current assets	172,121	288,457
Property and equipment, net	118,483	53,016
Goodwill	312,732	312,732
Other intangible assets, net	—	573
Investment in subsidiaries	3,359,203	3,060,191
Deferred taxes	3,667	36,453
Other assets	69,481	70,760
Total Assets	$4,035,687	$3,822,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Due to subsidiaries	$155,502	$284,654
Deferred taxes	19,619	34,684
Borrowings under revolving credit facility	285,000	—
Other liabilities	121,767	130,580
Total current liabilities	581,888	449,918
Intercompany notes payable—long term	1,069,224	1,047,947
Long term debt	399,709	499,504
Other liabilities	151,786	115,591
Total Liabilities	2,202,607	2,112,960
Commitments and contingencies
Stockholders’ Equity:
Common stock	154	153
Additional paid-in capital	1,497,562	1,444,705
Treasury common stock, at cost	(2,454,939)	(2,341,652)
Retained earnings	2,794,954	2,609,277
Accumulated other comprehensive loss	(4,651)	(3,261)
Total Stockholders’ Equity	1,833,080	1,709,222
Total Liabilities and Stockholders’ Equity	$4,035,687	$3,822,182

See accompanying notes to condensed financial statements.

SUPPLEMENTAL SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
HEALTH NET, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$323,057	$153,063	$111,385
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales on investments	—	81,263	6,060
Maturities of investments	—	1,512	877
Purchases of investments	—	(3,032)	(6,841)
Purchases of property and equipment	(57,749)	(62,491)	(53,632)
Capital contributions returned to Parent	518	—	2,300
Capital contributions to subsidiaries	(414,200)	(188,000)	(7,500)
Sales (purchases) of restricted investments and other	—	—	161
Net cash used in investing activities	(471,431)	(170,748)	(58,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in checks outstanding, net of deposits	38	(46)	5
Excess tax benefit on share-based compensation	2,915	1,701	287
Net borrowings from subsidiaries	21,277	70,714	39,487
Proceeds from exercise of stock options and employee stock purchases	18,972	27,727	10,762
Proceeds from issuance of notes and other financing arrangements	360,000	—	345,000
Repayment of debt under financing arrangements	(175,000)	—	(345,000)
Repurchase of common stock	(112,977)	(152,549)	(77,810)
Net cash provided by (used in) financing activities	115,225	(52,453)	(27,269)
Net (decrease) increase in cash and cash equivalents	(33,149)	(70,138)	25,541
Cash and cash equivalents, beginning of period	61,212	131,350	105,809
Cash and cash equivalents, end of period	$28,063	$61,212	$131,350
SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$31,622	$29,670	$30,789
Income taxes paid	276,468	83,499	80,119

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
Note 2—Subsidiary Transactions
Dividends from Subsidiaries
HNT received cash dividends from its subsidiaries in the amounts of $353,482,000, $617,500,000 and $46,519,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

EXHIBIT INDEX

Exhibit Number	Description

+2.1
Asset Purchase Agreement, dated as of January 6, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company (filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

2.2
Amendment No. 1 to Asset Purchase Agreement, dated as of March 31, 2012, between Health Net Life Insurance Company and Pennsylvania Life Insurance Company, (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-12718) and incorporated herein by reference).

+2.3
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

4.4
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

4.6
Officer’s Certificate, dated May 18, 2007, establishing the terms and form of the Company’s $300,000,000 aggregate principal amount of its 6.375% Senior Notes due 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2007 (File No. 1-12718) and incorporated herein by reference).

4.7
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

*10.4
Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Juanell Hefner (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.5
Amended and Restated Employment Agreement, dated as of February 25, 2015, by and between Health Net, Inc. and Scott D. Law (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.6
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steven Sell (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.7
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Health Net, Inc. and Steve Tough (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.8
Amended and Restated Employment Agreement, dated as of December 3, 2008, by and between Health Net, Inc. and James E. Woys (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.9
Employment Agreement, dated as of March 18, 2015, by and between Health Net, Inc. and Kathleen Waters (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-12718) and incorporated herein by reference)

*10.10
Employment Agreement, dated as of May 8, 2015, by and between Health Net, Inc. and Andrew R. Ortiz (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718) and incorporated herein by reference)

*10.11
Certain Compensation and Benefit Arrangements with Health Net, Inc.’s Non-Employee Directors, effective as of May 7, 2015 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718) and incorporated herein by reference).

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

*10.21
Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

*10.22
Form of Performance Share Award Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718) and incorporated herein by reference).

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

*10.29
Form of Restricted Stock Unit Agreement utilized for non-employee directors of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718) and incorporated herein by reference).

*10.30
Form of Restricted Stock Unit Agreement utilized for eligible employees of Health Net, Inc. under the Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 1-12718) and incorporated herein by reference).

*10.31
Health Net, Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2010 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and (File No. 1-12718) incorporated herein by reference).

*10.32
Amendment Number One to the Health Net, Inc. Deferred Compensation Plan (As Amended and Restated effective January 1, 2010) (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.33
Health Net, Inc. Deferred Compensation Plan for Directors, as amended and restated effective December 1, 2009 (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-12718) and incorporated herein by reference).

*10.34
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

*10.36
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

*10.39
Amendment No. 2 to Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-12718) and incorporated herein by reference).

*10.40
Amendment No. 3 to the Health Net, Inc. 2005 Long-Term Incentive Plan (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.41
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

*10.45
Amendment No. 4 to the Health Net, Inc. 2006 Long-Term Incentive Plan (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-12718) and incorporated herein by reference).

*10.46
Health Net, Inc. Amended and Restated 2006 Long-Term Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on March 26, 2015 (File No. 1-12718) and incorporated herein by reference).

*10.47
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

†*10.50	2015 Restatement of the Health Net, Inc. 401(k) Savings Plan (as amended and restated effective November 12, 2015), a copy of which is filed herewith.

*10.51
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

*10.55
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

^10.57
Credit Agreement, dated as of October 24, 2011, by and among Health Net, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto from time to time (filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.58
Master Agreement, dated August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.59
Amendment No. 01 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.60
Amendment No. 02 to Services Agreement, dated and effective as of August 19, 2008, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.61
Amendment No. 3 to Master Agreement, effective as of April 25, 2011, between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.62
Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and International Business Machines Corporation (filed as Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 (File No. 1-12718) and incorporated herein by reference).

^10.63
Master Services Agreement, dated September 30, 2008, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12718) and incorporated herein by reference).

^10.64
Amendment No. 2010-01 to Master Services Agreement, effective as of April 15, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

^10.65
Amendment No. 2010-02 to Master Services Agreement, effective as of April 1, 2010, between Health Net, Inc. and Cognizant Technology Solutions U.S. Corporation (filed as Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12718) and incorporated herein by reference).

10.66
Amendment No. 3 to Master Services Agreement, dated August 9, 2012, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12718) and incorporated herein by reference).

^10.67
Amendment No. 4 to the Master Services Agreement, dated January 1, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-12718) and incorporated herein by reference).

Exhibit Number	Description

^10.68
Amendment No. 5 to the Master Services Agreement, dated as of November 2, 2014, by and between Health Net, Inc. and Cognizant Technology Solutions US Corporation (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

10.69
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

+^10.70
Asset Purchase Agreement, dated November 2, 2014, by and between Health Net, Inc. and Cognizant Healthcare Services, LLC (filed as Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

^10.71
Amended and Restated Master Services Agreement, dated as of November 21, 2014, by and between Cognizant Healthcare Services, LLC and Health Net, Inc. (filed as Exhibit 10.81 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014 (File No. 1-12718) and incorporated herein by reference).

^10.72
Amendment No. 1 to Amended and Restated Master Services Agreement, by and among Cognizant Healthcare Services, LLC, Cognizant Technology Solutions U.S. Corporation and Health Net, Inc., effective as of July 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015 (File No. 1-12718) and incorporated herein by reference).

^10.73
Addendum to the Master Staff Augmentation and Application Development Services Agreement dated May 3, 2006, the Master Services Agreement dated September 30, 2008 and the Master Services Agreement dated January 23, 2009, made July 1, 2015 by and between Cognizant Technology U.S. Corporation and Health Net, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-12718) and incorporated herein by reference).

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

101
The following materials from Health Net, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (3) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (4) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (6) Notes to Consolidated Financial Statements.

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

+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission ("SEC").